Form 10-Q
period 2013-03-31
Crimson Wine Group, Ltd
filed 2013-05-10
CIK 1562151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 1-10153

CRIMSON WINE GROUP, LTD.

(Exact name of registrant as specified in its Charter)

Delaware (State or Other Jurisdiction of	13-3607383 (I.R.S. Employer
Incorporation or Organization)	Identification Number)
5901 Silverado Trail, Napa, California (Address of Principal Executive Offices)	94558 (Zip Code)

(800)  486-0503

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

______________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES	X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

On May 9, 2013, there were 24,458,368 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

Form 10-Q

For the Quarterly Period Ended March 31, 2013

TABLE OF CONTENTS

		Page No.
PART 1. FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets-March 31, 2013 (unaudited) and December 31, 2012	1
	Consolidated Statements of Operations-Three Months Ended March 31, 2013	2
	(unaudited) and March 31, 2012 (unaudited)
	Consolidated Statements of Cash Flows-Three Months Ended March 31, 2013	3
	(unaudited) and March 31, 2012 (unaudited)
	Consolidated Statements of Changes in Equity-Three Months Ended March 31, 2013	4
	(unaudited) and March 31, 2012 (unaudited)
	Notes to Interim Consolidated Financial Statements (unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Interim
	Operations	9
Item 3	Quantitative and Qualitative Disclosure About Market Risk	12
Item 4	Controls and Procedures	12

PART 1I. OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Mine Safety Disclosures	14
Item 5	Other Information	14
Item 6	Exhibits	14
	Signatures	16
	Exhibit Index	17
	Certifications	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRIMSON WINE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(In thousands, except par value)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,807	$5,704
Accounts receivable, net	4,133	4,501
Inventory	42,043	43,061
Other current assets	1,661	872
Total current assets	67,644	54,138

Property and equipment, net	107,997	108,986
Goodwill	1,053	1,053
Intangibles and other non-current assets	19,647	20,026

Total assets	$196,341	$184,203

LIABILITIES
Current liabilities:
Accounts payable	$739	$1,279
Accrued expenses	3,144	4,679
Customer deposits	440	229
Due to Leucadia National Corporation and its affiliates	-	152,183
Total liabilities	4,323	158,370

EQUITY
Common shares, par value $0.01 per share, authorized 150,000,000	245	245
shares; 24,458,368 issued and outstanding
Additional paid-in capital	277,520	112,302
Accumulated deficit	(85,747)	(86,714)
Total equity	192,018	25,833

Total	$196,341	$184,203

See notes to interim consolidated financial statements.

Page | 1

CRIMSON WINE GROUP, LTD.

Consolidated Statements of Operations

For the three months ended March 31, 2013 and 2012

(In thousands, except per share amounts)

(Unaudited)

	2013	2012

Net sales	$12,006	$10,134
Cost of sales	6,387	4,974
Gross profit	5,619	5,160

Operating expenses:
Sales and marketing	2,632	2,567
General and administrative	2,007	1,748
Administrative service fees paid to Leucadia National Corporation	15	-
Total operating expenses	4,654	4,315

Income from operations	965	845

Other income (expense):
Interest expense	(787)	(1,290)
Other income, net	822	71
Total other income (expense)	35	(1,219)

Income (loss) before income taxes	1,000	(374)

Income tax provision	33	2

Net income (loss)	$967	$(376)

Basic and fully diluted weighted-average shares outstanding	24,458	24,458

Basic and fully diluted earnings (loss) per share	$0.04	$(0.02)

See notes to interim consolidated financial statements.

Page | 2

CRIMSON WINE GROUP, LTD.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2013 and 2012

(In thousands)

(Unaudited)

	2013	2012
Net cash flows from operating activities:
Net income (loss)	$967	$(376)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization of property and equipment	1,357	1,409
Leucadia National Corporation and its affiliates interest expense added to
principal	572	908
Amortization of intangible assets	379	379
Net gain related to sale of property and equipment	(695)	(6)
Net change in:
Receivables	368	472
Inventory	1,018	974
Other current assets	(789)	(209)
Accounts payable, expense accruals and due to Leucadia National
Corporation and its affiliates	(2,111)	(3,318)
Customer deposits	211	52
Income taxes payable	24	-
Net cash provided by operating activities	1,301	285

Net cash flows from investing activities
Acquisition of property and equipment	(1,463)	(184)
Proceeds from sale of property and equipment	1,790	6
Net cash provided by (used for) investing activities	327	(178)

Net cash flows from financing activities:
Reduction of debt	(1,700)	(750)
Capital contribution by Leucadia National Corporation	14,175	-
Net cash provided by (used for) financing activities	12,475	(750)
Net increase (decrease) in cash and cash equivalents	14,103	(643)
Cash and cash equivalents at January 1	5,704	5,631

Cash and cash equivalents at March 31	$19,807	$4,988

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$122	$383
Income tax payments, net	$15	$2

Non-cash financing activity:
Conversion of accrued interest to long-term debt	$572	$908
Conversion of due to Leucadia National Corporation to equity	$151,043	$-

See notes to interim consolidated financial statements.

Page | 3

CRIMSON WINE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended March 31, 2013 and 2012

(In thousands, except par value)

(Unaudited)

	Common Shares	Additional	Accumulated
	$0.01 Par Value	Paid-In Capital	Deficit	Total

Balance, January 1, 2012	$245	$112,302	$(86,925)	$25,622
Net income			(376)	(376)

Balance, March 31, 2012	$245	$112,302	$(87,301)	$25,246

Balance, January 1, 2013	$245	$112,302	$(86,714)	$25,833
Net income			967	967
Cash capital contribution upon spin-off		14,175		14,175
Debt conversion to equity upon spin-off		151,043		151,043
Balance, March 31, 2013	$245	$277,520	$(85,747)	$192,018

See notes to interim consolidated financial statements.

Page | 4

CRIMSON WINE GROUP, LTD.

Notes to Interim Consolidated Financial Statements

(in thousands)

1.  Explanatory Note:

Crimson Wine Group, Ltd. (“Crimson”) is a Delaware company that has been operating since 1991.  As used herein, the term “Company” refers to Crimson and its wholly-owned subsidiaries, except as the context may otherwise require.  Prior to February 25, 2013, Crimson was a wholly-owned subsidiary of Leucadia National Corporation (“Leucadia”).  On February 1, 2013, Leucadia declared a pro rata dividend to Leucadia’s common shareholders of all of the outstanding shares of Crimson’s common stock in a manner that was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes (the “Distribution”).  Leucadia’s common shareholders received one share of Crimson common stock for every ten common shares of Leucadia (24,458,368 Crimson common shares in the aggregate), with cash in lieu of fractional shares, on February 25, 2013.    The consolidated financial statements and notes thereto give retroactive effect to the Distribution for all periods presented.

Crimson qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”).  An emerging growth company is defined as a company with total annual gross revenues of less than $1 billion in its most recently completed fiscal year.  An emerging growth company will retain such status until the earliest of: (1) the last day of the fiscal year of the emerging growth company following the fifth anniversary of the date it first sold common equity securities pursuant to an effective registration statement under the Securities Act of 1933; (2) the last day of the fiscal year in which the emerging growth company first had total annual gross revenues of $1 billion or more (indexed pursuant to the JOBS Act); (3) the date on which the emerging growth company is deemed to be a “large accelerated filer” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i.e., an SEC registered company with a public float of at least $700 million that satisfies other tests); or (4) the date on which the emerging growth company has, within the previous three years, issued more than $1 billion of nonconvertible debt.  Crimson has elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.  This election is irrevocable.

2.  Significant Accounting Policies:

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K (the “2012 Report”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2012 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

Effective January 1, 2013, the Company adopted amended Financial Accounting Standards Board guidance for indefinite lived intangible asset impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite lived intangible asset is impaired. If an entity concludes it is not more likely than not that an indefinite lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then the entity would be required to determine the fair value of the indefinite lived intangible asset and compare the fair value with the carrying amount of the indefinite lived intangible asset. The Company was required to adopt this amended guidance for its annual and interim periods

Page | 5

beginning January 1, 2013. The adoption of this amended guidance did not have a significant impact on the Company's consolidated financial statements.

3.  Inventory:

A summary of inventory at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	2013	2012
	(Unaudited)	(Audited)
Case Wine	$20,295	$21,583
Bulk Wine	21,594	21,090
Packaging and bottling supplies	154	388
	$42,043	$43,061

Bulk wine inventory includes costs of growing grapes not yet harvested as of March 31, 2013 and December 31, 2012, respectively.

4.  Property and Equipment:

A summary of property and equipment at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	Depreciable Lives (in years)	2013	2012
		(Unaudited)	(Audited)
Land and improvements	N/A	$41,580	$42,192
Buildings and improvements	20-40	40,686	40,624
Vineyards and improvements	7-25	35,200	35,838
Winery and vineyard equipment	3-25	22,353	21,959
Caves	20-40	5,638	5,638
Vineyards under development	N/A	647	812
Construction in progress	N/A	2,132	1,301
		148,236	148,364
Accumulated depreciation and amortization		(40,239)	(39,378)
		$107,997	$108,986

For the three months ended March 31, 2013 and 2012, depreciation expense was $1,357,000 and $1,409,000, respectively, with $1,152,000 and $1,209,000, respectively, capitalized into inventory and $205,000 and $200,000, respectively, charged to the statements of operations.

In the first quarter of 2013, the Company sold a non-strategic vineyard for net cash consideration of $1,754,000.  The Company recorded a pre-tax gain of $717,000, net of closing costs, during the first quarter of 2013.

5.   Intangible Assets:

A summary of intangible assets at March 31, 2013 and December 31, 2012 is as follows (in thousands):

Page | 6

	2013	2012
	(Unaudited)	(Audited)
Brand, net of accumulated amortization of $1,887 and $1,630	$15,613	$15,870
Distributor relationships, net of accumulated amortization of $340 and $294	2,260	2,306
Customer relationships, net of accumulated amortization of $497 and $429	1,403	1,471
Legacy permits, net of accumulated amortization of $33 and $28	217	222
Other, net of accumulated amortization of $46 and $43	154	157
	$19,647	$20,026

Amortization expense on intangible assets was $379,000 for each of the three month periods ended March 31, 2013 and 2012.  The estimated aggregate future amortization expense for the intangible assets is $1,135,000 for the remainder of 2013 and $1,514,000 for each of the four years after 2013.

6.   Due to Leucadia and its Affiliates:

On February 25, 2013, the remaining balance of $151,043,000 due to Leucadia and its affiliates was contributed by Leucadia to capital.  Interest expense related to Leucadia and its affiliates was $783,000 and $1,290,000 for the three months ended March 31, 2013 and 2012, respectively.

Effective March 1, 2013, the Company entered into an administrative service agreement with Leucadia.  Pursuant to this agreement, Leucadia provides certain administrative and accounting services, including providing the services of the Company’s Corporate Secretary, for a monthly fee of $15,000.  Administrative services fees expense was  $15,000 for the three month period ended March 31, 2013.  The administrative services agreement renews automatically for successive annual periods unless terminated by either party in accordance with the contract terms.

In March 2013, pursuant to the separation agreement entered into with Leucadia, Leucadia paid $14,175,000 to Crimson as a capital contribution.  No additional capital contributions from Leucadia are required or anticipated to be made.

7.    Debt:

In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the Credit Agreement, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the two credit facilities and the Credit Agreement are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangibles.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 2.204% to 2.570% at March 31, 2013.  The facility can be used to fund acquisitions and working capital requirements; no amounts are outstanding at March 31, 2013.

8.   Revenues and Gross Profit:

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues and gross profit for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

Page | 7

	2013	2012
	(Unaudited)	(Unaudited)
Revenues:
Wholesalers	$7,477	$6,076
Direct to consumers	4,226	3,673
Bulk wine and grape sales, event fees and retail sales	303	385
	$12,006	$10,134

Gross profit:
Wholesalers	$3,135	$2,834
Direct to consumers	2,408	2,243
Bulk wine and grape sales, event fees and retail sales	76	83
	$5,619	$5,160

Excise taxes of $226,000 and $199,000 for the three months ended March 31, 2013 and 2012, respectively, were recognized as a reduction to wine sales.

9.   Subsequent events:

Subsequent events are events or transactions that occur after the balance sheet date, but before the financial statements are available to be issued. The financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. Subsequent events have been evaluated through May 10, 2013, which is the date the financial statements were available to be issued.

Page | 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2012 Report.

Seasonality

As discussed in the 2012 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income.  Crimson typically has lower sales and net income during the first quarter and higher sales and net income during the third and fourth quarters.  The Company anticipates similar trends in 2013.

Liquidity and Capital Resources

General

Crimson’s principal sources of liquidity are its available cash, funds generated from operations and its revolving bank credit facility.  In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the Credit Agreement, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the two credit facilities and the Credit Agreement are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangibles.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 2.204% to 2.570% at March 31, 2013.  The facility can be used to fund acquisitions and working capital requirements; no amounts are currently outstanding.

Prior to the Distribution, Crimson relied upon Leucadia for debt financing and equity contributions for all of its liquidity needs.  As of February 25, 2013, the aggregate amount payable by Crimson to Leucadia and its affiliates was $151,043,000, all of which was contributed to Crimson capital prior to the Distribution. As a result, in future periods Crimson will not record interest expense relating to this Leucadia financing.

In March 2013, pursuant to the separation agreement entered into with Leucadia, Leucadia paid $14,175,000 to Crimson as a capital contribution.  No additional capital contributions from Leucadia are required or anticipated to be made.

As of March 31, 2013, Crimson’s commitments for capital expenditures were not material.  Crimson expects to spend approximately $6,000,000 for capital expenditures during 2013, of which $2,000,000 is for the expansion of the Seghesio Family Vineyards fermentation and processing capacity and $300,000 is for the increase in Chamisal Vineyard’s permitted capacity.  These expenditures are focused on expanding and improving our facilities for additional growth, and do not relate to required maintenance or similar costs to sustain our existing operations.  The remaining $3,700,000 is for vineyard development, barrel purchases and other winery and facility improvements.  Crimson expects to use its available cash and cash flows generated from operating activities to fund its capital expenditures.

Consolidated Statements of Cash Flows

Page | 9

Net cash provided by operating activities was $1,301,000 and $285,000 for the three months ended March 31, 2013 and 2012, respectively.  Cash flows from operating activities improved during 2013 as compared to 2012, principally due to increased operating income and timing of payment of grape purchase payables.

Net cash provided by operating activities also reflects less interest paid to Leucadia.  Interest paid to Leucadia was $122,000 and $383,000 during the three months ended March 31, 2013 and 2012, respectively.

Net cash provided by (used for) investing activities was $327,000 and ($178,000) for the three months ended March 31, 2013 and 2012, respectively. Acquisition of property, equipment and leasehold improvements increased in the first quarter of 2013 as compared to the first quarter of 2012, principally due to capital expenditures at Seghesio Family Vineyards.  Proceeds from disposals of property and equipment include $1,754,000 in 2013 from the sale of a non-strategic vineyard.

Net cash provided by (used for) financing activities reflects $1,700,000 and $750,000 of principal payments on debt to Leucadia for the three months ended March 31, 2013 and 2012, respectively, and for 2013, the Leucadia capital contribution discussed above.

Results of Operations

Overview

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues,  gross profit and income from operations for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	2013	2012

Revenues:
Wholesalers	$7,477	$6,076
Direct to consumers	4,226	3,673
Bulk wine and grape sales, event fees and retail sales	303	385
	$12,006	$10,134

Gross profit:
Wholesalers	$3,135	$2,834
Direct to consumers	2,408	2,243
Bulk wine and grape sales, event fees and retail sales	76	83
	$5,619	$5,160

Expenses:
Sales and marketing	$2,632	$2,567
General and administrative	2,007	1,748
Administrative service fees to Leucadia National Corporation	15	-
Income from operations	$965	$845

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants.  As permitted under federal and local regulations, Crimson has also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the internet.  Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors.  From time to time Crimson may sell grapes or bulk wine, because the wine does not meet the quality standards for Crimson’s products, market conditions have changed resulting in reduced demand for certain products, or because Crimson may have produced more of a particular varietal than it can use.  When these sales occur they may result in a loss.

Page | 10

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

At March 31, 2013, wine inventory includes approximately 606,000 cases of bottled and bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage.

Statement of Operations

Revenues increased for the three months ended March 31, 2013 as compared to 2012 as a result of a 14.1% increase in case sales and shift in product mix across brands and channels.  Wholesale revenues increased $1,401,000 for the three months ended March 31, 2013 as compared to 2012, of which $332,000 pertains to growth in the export market, primarily related to Seghesio, and $1,069,000 to domestic wholesale where all brands recognized growth.  Direct to consumer revenue increased $553,000 for the three months ended March 31, 2013 as compared to 2012 as a result of a $512,000 increase in Wine Club revenue, primarily attributable to Archery Summit which recognized two shipments in the first quarter of 2013 as compared to one shipment in the first quarter of 2012, and a $106,000 increase in Tasting Room revenue, which were partially offset by revenue decreases in Special Events and E-Commerce, primarily due to timing of planned initiatives.  In addition, bulk wine sales decreased $104,000.

Gross profit increased $459,000 in the three months ended March 31, 2013 as compared to 2012 reflecting an increase in case wine sales and shift in product mix, partially offset by an increase in cost of goods sold per case specific to certain Seghesio wines and a decrease in shipping margin attributable to timing.  In addition to change in revenues, gross profit also reflects net losses on sales of bulk wine and grapes of $21,000 and $45,000 for the three months ended March 31, 2013 and 2012, respectively.

Crimson’s sales and marketing expenses have a variable component that tends to correspond to changes in sales volume.  Sales and marketing expenses increased $65,000 for the three months ended 2013 as compared to 2012, which include a $168,000 increase in fixed cost components offset by a $103,000 decrease in variable cost components.  Variable cost decreases resulted from decreased promotional costs, due to timing of planned initiatives, partially offset by an increase in distributor samples, initiatives and commissions in proportion to volume.  Fixed sales and marketing expenses increased primarily due to increased compensation of $75,000, which includes the hire of senior sales and marketing executives in the second quarter of 2012, and travel of $101,000, of which $42,000 directly pertains to the export channel.

General and administrative expenses increased $259,000 in the three months ended March 31, 2013 as compared to 2012, principally due to a $164,000 increase in accounting fees related to standalone audit and filing requirements, $24,000 in costs for new services to satisfy standalone SEC requirements, $38,000 in contract services primarily related to technology and software support, and $33,000 in property taxes.

Interest expense reflects the costs of funds borrowed from Leucadia, which funds were contributed to Crimson capital prior to the Distribution.

Historically, Crimson has been included in the consolidated federal income tax return of Leucadia and filed a California state income tax return separate from Leucadia. Crimson has not recorded a federal or state income tax benefit for its pre-tax losses (net operating loss carryforwards), as sufficient evidence does not exist to enable Crimson to conclude that it is more likely than not that it can generate sufficient taxable income in the future to realize such benefits.  As a result, Crimson carries a full valuation allowance against its net deferred tax asset.  In future periods, to the extent Crimson has net operating loss carryforwards available to offset the taxes that would otherwise be due, Crimson will not record a net income tax provision for regular federal or state income taxes.  As

Page | 11

Crimson uses these net operating loss carryforwards, it will reverse a portion of its valuation allowance to income tax expense and reduce net income taxes that would otherwise be due.

During 2013, the tax provision reflects state income taxes and federal minimum income taxes, as the Company reversed a portion of the net deferred tax valuation allowance to income tax expense to offset regular federal income taxes that would otherwise have been due.  During 2012, the tax provision principally reflects state income taxes, as the Company recorded a full valuation allowance for the net operating loss generated.  These are the principal reasons for the differences between the effective income tax rate and the federal statutory rate.

Cautionary Statement for Forward-Looking Information

Statements included in this Report may contain forward-looking statements.  Such statements may relate, but are not limited, to projections of revenues, income or loss, case sales, development expenditures and expected sources of funds related thereto, plans for growth and future operations, competition and regulation, as well as assumptions relating to the foregoing.  Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified.  When used in this Report, the words “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: worsening economic conditions causing a decline in estimated future cash flows; our dependence on certain key personnel; significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees; our reliance on Leucadia to meet certain financial reporting requirements; our inability to establish our own financial, administrative and other support functions to operate as a stand-alone public company; various diseases, pests and weather conditions affecting the quality and quantity of grapes; our inability to grow or acquire enough fruit for our wines; significant competition adversely affecting our profitability; competition for shelf space in retail stores and for marketing focus by our independent distributors; the contamination of our wines; a reduction in consumer demand for our wines; a decrease in wine score rating by important rating organizations; climate change, or legal, regulatory or market measures to address climate change, negatively affecting our business, operations or financial performance, and water scarcity or poor quality negatively impacting our production costs and capacity; environmental issues or hazardous substances on our properties resulting in us incurring significant liabilities; our indebtedness materially affecting our financial health; changes in laws and government regulations or in the implementation and/or enforcement of government rules and regulations increasing our costs or restricting our ability to sell our products into certain markets; our inability to insure certain risks economically; being subject to litigation which may have a significant adverse effect on our consolidated financial condition or results of operations; not paying dividends currently or in the future; impairment of our intangible assets; the limited market for our common stock because our stock is not listed on any securities exchange; volatility in our common stock price; future sales of our common stock depressing the market price of our stock; public company compliance costs; loss of our status as an emerging growth company; restrictions on our ability to enter into certain transactions that could jeopardize our tax free spin-off from Leucadia; and the significant influence of certain principal stockholders.  For additional information see Part I, Item 1A. Risk Factors in the 2012 Report.

Undue reliance should not be placed on forward-looking statements, which are applicable only as of the date hereof.  The Company undertakes no obligation to revise or update its forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Page | 12

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

Item 4. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2013.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.

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

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page | 13

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, Crimson may be involved in legal proceedings in the ordinary course of its business.  Crimson is not currently involved in any legal or administrative proceedings individually or together that it believes are likely to have a significant adverse effect on its business, results of operations or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2012 Report, which could materially affect our business, results of operations or financial condition.  The risks described in our 2012 Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).

3.1	Certification of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form 10-12G filed on January 15, 2013).

3.2

Certification of Amendment to Certification of Incorporation, effective November 16, 2007 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form 10-12G filed on January 15, 2013).

3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).

3.4	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to Registration Statement on Form 10-12G filed on January 15, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).

Page | 14

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Page | 15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.

(Registrant)

Date: May 10, 2013	By: /s/ Patrick M. DeLong
Patrick M. DeLong
Chief Financial and Operating Officer and Duly
Authorized Officer

Page | 16

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).

3.1	Certification of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form 10-12G filed on January 15, 2013).

3.2

Certification of Amendment to Certification of Incorporation, effective November 16, 2007 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form 10-12G filed on January 15, 2013).

3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).

3.4	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to Registration Statement on Form 10-12G filed on January 15, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Page | 17