Form 10-Q
period 2013-06-30
Crimson Wine Group, Ltd
filed 2013-08-09
CIK 1562151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-54866

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

On August 9, 2013, there were 24,458,368 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

Form 10-Q

For the Quarterly Period Ended June 30, 2013

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets-June 30, 2013 (unaudited) and December 31, 2012	1
	Consolidated Statements of Operations-Three and Six Months Ended June 30, 2013	2
	(unaudited) and June 30, 2012 (unaudited)
	Consolidated Statements of Comprehensive Income (Loss)-Three and Six Months
	Ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	3
	Consolidated Statements of Cash Flows-Six Months Ended June 30, 2013	4
	(unaudited) and June 30, 2012 (unaudited)
	Consolidated Statements of Changes in Equity-Six Months Ended June 30, 2013	5
	(unaudited) and June 30, 2012 (unaudited)
	Notes to Interim Consolidated Financial Statements (unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Interim
	Operations	11
Item 3	Quantitative and Qualitative Disclosure About Market Risk	15
Item 4	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3	Defaults Upon Senior Securities	17
Item 4	Mine Safety Disclosures	17
Item 5	Other Information	17
Item 6	Exhibits	17
	Signatures	19
	Exhibit Index	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRIMSON WINE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(In thousands, except par value)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,230	$5,704
Investments available for sale	6,706	-
Accounts receivable, net	5,287	4,501
Inventory	40,718	43,061
Other current assets	1,211	872
Total current assets	69,152	54,138

Property and equipment, net	108,511	108,986
Goodwill	1,053	1,053
Intangibles and other non-current assets	19,588	20,026

Total assets	$198,304	$184,203

LIABILITIES
Current liabilities:
Accounts payable	$1,384	$1,279
Accrued expenses	3,192	4,679
Customer deposits	509	229
Due to Leucadia National Corporation and its affiliates	-	152,183
Total liabilities	5,085	158,370

EQUITY
Common shares, par value $0.01 per share, authorized 150,000,000	245	245
shares; 24,458,368 issued and outstanding
Additional paid-in capital	277,520	112,302
Accumulated other comprehensive loss	(44)	-
Accumulated deficit	(84,502)	(86,714)
Total equity	193,219	25,833

Total	$198,304	$184,203

See notes to interim consolidated financial statements.

Page | 1

CRIMSON WINE GROUP, LTD.

Consolidated Statements of Operations

For the three and six months ended June 30, 2013 and 2012

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$15,221	$11,616	$27,227	$21,750
Cost of sales	8,109	5,892	14,496	10,866
Gross profit	7,112	5,724	12,731	10,884

Operating expenses:
Sales and marketing	2,974	2,852	5,606	5,419
General and administrative	2,839	1,838	4,846	3,586
Administrative service fees paid to Leucadia National Corporation	45	-	60	-
Total operating expenses	5,858	4,690	10,512	9,005

Income from operations	1,254	1,034	2,219	1,879

Other income (expense):
Interest expense	(37)	(1,290)	(824)	(2,580)
Other income, net	71	113	893	182
Total other income (expense)	34	(1,177)	69	(2,398)

Income (loss) before income taxes	1,288	(143)	2,288	(519)

Income tax provision	43	2	76	2

Net income (loss)	$1,245	$(145)	$2,212	$(521)

Basic and fully diluted weighted-average shares outstanding	24,458	24,458	24,458	24,458

Basic and fully diluted earnings (loss) per share	$0.05	$(0.01)	$0.09	$(0.02)

See notes to interim consolidated financial statements.

Page | 2

CRIMSON WINE GROUP, LTD.

Consolidated Statements of COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2013 and 2012

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$1,245	$(145)	$2,212	$(521)
Other comprehensive income (loss):

Net unrealized holding losses on investments
arising during the period	(44)	-	(44)	-

Other comprehensive loss	(44)	-	(44)	-

Comprehensive income (loss)	$1,201	$(145)	$2,168	$(521)

See notes to interim consolidated financial statements.

Page | 3

CRIMSON WINE GROUP, LTD.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2013 and 2012

(In thousands)

(Unaudited)

	2013	2012
Net cash flows from operating activities:
Net income (loss)	$2,212	$(521)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization of property and equipment	2,698	2,779
Amortization of intangible assets	757	757
Leucadia National Corporation and its affiliates interest expense added to
principal	572	1,824
Net loss (gain) related to disposals of property and equipment	(665)	137
Net change in:
Receivables	(786)	574
Inventory	2,343	1,225
Other current assets	(339)	189
Other non-current assets	(320)	-
Accounts payable, expense accruals and due to Leucadia National
Corporation and its affiliates	(1,385)	(3,244)
Customer deposits	280	150
Income taxes payable	(9)	-
Net cash provided by operating activities	5,358	3,870

Net cash flows from investing activities
Purchase of investments available for sale	(6,750)	-
Acquisition of property and equipment	(3,322)	(817)
Proceeds from disposals of property and equipment	1,765	18
Net cash used for investing activities	(8,307)	(799)

Net cash flows from financing activities:
Reduction of debt	(1,700)	(1,750)
Capital contribution by Leucadia National Corporation	14,175	-
Net cash provided by (used for) financing activities	12,475	(1,750)
Net increase in cash and cash equivalents	9,526	1,321
Cash and cash equivalents at January 1	5,704	5,631

Cash and cash equivalents at June 30	$15,230	$6,952

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$122	$764
Income tax payments, net	$91	$2

Non-cash financing activity:
Conversion of accrued interest to long-term debt	$572	$1,824
Conversion of due to Leucadia National Corporation to equity	$151,043	$-

See notes to interim consolidated financial statements.

Page | 4

CRIMSON WINE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six months ended June 30, 2013 and 2012

(In thousands, except par value)

(Unaudited)

			Accumulated
	Common	Additional	Other
	Shares $0.01	Paid-In	Comprehensive	Accumulated
	Par Value	Capital	Loss	Deficit	Total

Balance, January 1, 2012	$245	$112,302	$-	$(86,925)	$25,622
Net loss				(521)	(521)

Balance, June 30, 2012	$245	$112,302	$-	$(87,446)	$25,101

Balance, January 1, 2013	$245	$112,302	$-	$(86,714)	$25,833
Net income				2,212	2,212
Other comprehensive loss			(44)		(44)
Cash capital contribution upon spin-off		14,175			14,175
Debt conversion to equity upon spin-off		151,043			151,043
Balance, June 30, 2013	$245	$277,520	$(44)	$(84,502)	$193,219

See notes to interim consolidated financial statements.

Page | 5

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

Crimson qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”).  An emerging growth company is defined as a company with total annual gross revenues of less than $1 billion in its most recently completed fiscal year.  An emerging growth company will retain such status until the earliest of: (1) the last day of the fiscal year of the emerging growth company following the fifth anniversary of the date it first sold common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended; (2) the last day of the fiscal year in which the emerging growth company first had total annual gross revenues of $1 billion or more (indexed pursuant to the JOBS Act); (3) the date on which the emerging growth company is deemed to be a “large accelerated filer” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i.e., an SEC registered company with a public float of at least $700 million that satisfies other tests); or (4) the date on which the emerging growth company has, within the previous three years, issued more than $1 billion of nonconvertible debt.  Crimson has elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.  This election is irrevocable.

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

Page | 6

asset. The Company was required to adopt this amended guidance for its annual and interim periods beginning January 1, 2013. The adoption of this amended guidance did not have a significant impact on the Company's consolidated financial statements.

3.  Inventory:

A summary of inventory at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	2013	2012
	(Unaudited)	(Audited)
Case Wine	$23,170	$21,583
Bulk Wine	16,839	21,090
Packaging and bottling supplies	709	388
	$40,718	$43,061

Bulk wine inventory includes cost of growing grapes not yet harvested as of June 30, 2013 and December 31, 2012, respectively.

4.  Property and Equipment:

A summary of property and equipment at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	Depreciable Lives (in years)	2013	2012
		(Unaudited)	(Audited)
Land and improvements	N/A	$41,580	$42,192
Buildings and improvements	20-40	40,921	40,624
Vineyards and improvements	7-25	35,236	35,838
Winery and vineyard equipment	3-25	22,358	21,959
Caves	20-40	5,638	5,638
Vineyards under development	N/A	914	812
Construction in progress	N/A	3,238	1,301
		149,885	148,364
Accumulated depreciation and amortization		(41,374)	(39,378)
		$108,511	$108,986

For the six months ended June 30, 2013 and 2012, depreciation expense was $2,698,000 and $2,779,000, respectively, with $2,280,000 and $2,379,000, respectively, capitalized into inventory and $418,000 and $400,000, respectively, charged to the statements of operations.

In the first quarter of 2013, the Company sold a non-strategic vineyard for net cash consideration of $1,754,000.  The Company recorded a pre-tax gain of $717,000, net of closing costs, during the first quarter of 2013.

5.  Financial Instruments:

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature within three years or

Page | 7

less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	Par Value	Amortized Cost	Gross Unrealized Loss	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements
June 30, 2013
Certificates of Deposit	$6,750	$6,750	$44	$6,706	$-	$6,706

December 31, 2012
Certificates of Deposit	$-	$-	$-	$-	$-	$-

As of June 30, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

The Company does not invest in any derivatives or engage in any hedging activities.

6.   Intangible Assets:

A summary of intangible assets at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	2013	2012
	(Unaudited)	(Audited)
Brand, net of accumulated amortization of $2,145 and $1,630	$15,355	$15,870
Distributor relationships, net of accumulated amortization of $387 and $294	2,213	2,306
Customer relationships, net of accumulated amortization of $564 and $429	1,336	1,471
Legacy permits, net of accumulated amortization of $37 and $28	213	222
Other, net of accumulated amortization of $49 and $43	471	157
	$19,588	$20,026

Amortization expense on intangible assets was $757,000 for each of the six month periods ended June 30, 2013 and 2012.  The estimated aggregate future amortization expense for the intangible assets is $757,000 for the remainder of 2013 and $1,514,000 for each of the four years after 2013.

7.   Due to Leucadia and its Affiliates:

On February 25, 2013, the remaining balance of $151,043,000 due to Leucadia and its affiliates was contributed by Leucadia to capital.  Interest expense related to Leucadia and its affiliates was $0 and $1,290,000 for the three months ended June 30, 2013 and 2012, respectively, and $783,000 and $2,580,000 for the six months ended June 30, 2013 and 2012, respectively.

Effective March 1, 2013, the Company entered into an administrative service agreement with Leucadia.  Pursuant to this agreement, Leucadia provides certain administrative, SEC, tax filing and accounting services, including providing the services of the Company’s Corporate Secretary, for a monthly fee of $15,000.  Administrative services fees expense was $45,000 and $60,000 for the three and six month period ended June 30, 2013, respectively.

Page | 8

Effective August 1, 2013, Leucadia and the Company agreed to amend the administrative service agreement to reduce the administrative services provided to the Company by Leucadia and correspondingly reduce the monthly fee from $15,000 to $4,500.  The administrative services that will no longer be provided to the Company by Leucadia will be performed by the Company.  The amendment also provides that the administrative services agreement will terminate in full in February 2014.

In March 2013, pursuant to the separation agreement entered into with Leucadia, Leucadia paid $14,175,000 to Crimson as a capital contribution.  No additional capital contributions from Leucadia are required or anticipated to be made.

8.    Debt:

In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangibles.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 2.196% to 2.539% at June 30, 2013.  The revolving credit facility can be used to fund acquisitions and working capital requirements; no amounts have been borrowed under the facility to date.

9.   Revenues and Gross Profit:

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues and gross profit for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Wholesalers	$9,189	$6,371	$16,666	$12,447
Direct to consumers	4,895	4,372	9,121	8,045
Bulk wine and grape sales, event fees and retail sales	1,137	873	1,440	1,258
	$15,221	$11,616	$27,227	$21,750

Gross profit:
Wholesalers	$4,225	$3,209	$7,360	$6,043
Direct to consumers	3,163	2,338	5,571	4,581
Bulk wine and grape sales, event fees and retail sales	(276)	177	(200)	260
	$7,112	$5,724	$12,731	$10,884

Excise taxes of $280,000 and $195,000 for the three months ended June 30,  2013 and 2012, respectively, and $506,000 and $394,000 for the six months ended June 30, 2013 and 2012, respectively, were recognized as a reduction to wine sales.

Page | 9

10.  Subsequent events:

Subsequent events are events or transactions that occur after the balance sheet date, but before the financial statements are available to be issued. The financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. Subsequent events have been evaluated through August 9, 2013, which is the date the financial statements were available to be issued.

Page | 10

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

Liquidity and Capital Resources

General

Crimson’s principal sources of liquidity are its available cash, funds generated from operations and its revolving credit facility.  In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangibles.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 2.196% to 2.539% at June 30 2013.  The facility can be used to fund acquisitions and working capital requirements; no amounts have been borrowed under the facility to date.

Prior to the Distribution, Crimson relied upon Leucadia for debt financing and equity contributions for all of its liquidity needs.  As of February 25, 2013, the aggregate amount payable by Crimson to Leucadia and its affiliates was $151,043,000, all of which was contributed to Crimson capital prior to the Distribution. As a result, in the second quarter of 2013, Crimson did not record interest expense relating to this Leucadia financing.

In March 2013, pursuant to the separation agreement entered into with Leucadia, Leucadia paid $14,175,000 to Crimson as a capital contribution.  No additional capital contributions from Leucadia are required or anticipated to be made.

As of June 30, 2013, Crimson’s commitments for capital expenditures were not material.  Crimson expects to spend approximately $6,000,000 for capital expenditures during 2013, of which $2,000,000 is for the expansion of the Seghesio Family Vineyards fermentation and processing capacity and $300,000 is for the increase in Chamisal Vineyard’s permitted capacity.  These expenditures are focused on expanding and improving our facilities for additional growth, and do not relate to required maintenance or similar costs to sustain our existing operations.  The remaining $3,700,000 is for vineyard development, barrel purchases and other winery and facility improvements.  Crimson expects to use its available cash and cash flows generated from operating activities to fund its capital expenditures.

Consolidated Statements of Cash Flows

Net cash provided by operating activities was $5,358,000 and $3,870,000 for the six months ended June 30, 2013 and 2012, respectively.  Cash flows from operating activities improved during 2013 as compared to 2012,

Page | 11

principally due to increased operating income, timing of payment of grape purchase payables, and a higher percentage of sales in the latter part of the six months ended June 30, 2013 as compared to 2012 as a result of distributor incentives.

Net cash provided by operating activities also reflects less interest paid to Leucadia.  Interest paid to Leucadia was $122,000 and $764,000 during the six months ended June 30, 2013 and 2012, respectively.

Net cash used for investing activities was $8,307,000 and $799,000 for the six months ended June 30, 2013 and 2012, respectively. Acquisition of property, equipment and leasehold improvements increased in the first six months of 2013 as compared to the first six months of 2012, principally due to capital expenditures for capacity expansion at Seghesio Family Vineyards.  Proceeds from disposals of property and equipment include $1,754,000 in 2013 from the sale of a non-strategic vineyard.  In addition, $6,750,000 was used during the six months ended June 30, 2013 for investing in FDIC insured U.S. Certificates of Deposit.

Net cash provided by (used for) financing activities reflects $1,700,000 and $1,750,000 of principal payments on debt to Leucadia for the six months ended June 30, 2013 and 2012, respectively, and for 2013, the Leucadia capital contribution of $14,175,000, discussed above.

Results of Operations

Overview

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues,  gross profit and income from operations for the three and six months ended June, 2013 and 2012 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Wholesalers	$9,189	$6,371	$16,666	$12,447
Direct to consumers	4,895	4,372	9,121	8,045
Bulk wine and grape sales, event fees and retail sales	1,137	873	1,440	1,258
	$15,221	$11,616	$27,227	$21,750

Gross profit:
Wholesalers	$4,225	$3,209	$7,360	$6,043
Direct to consumers	3,163	2,338	5,571	4,581
Bulk wine and grape sales, event fees and retail sales	(276)	177	(200)	260
	7,112	5,724	12,731	10,884

Expenses:
Sales and marketing	2,974	2,852	5,606	5,419
General and administrative	2,839	1,838	4,846	3,586
Administrative service fees to Leucadia National Corporation	45	-	60	-
Income from operations	$1,254	$1,034	$2,219	$1,879

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants.  As permitted under federal and local regulations, Crimson has also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the internet.

Page | 12

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

At June 30, 2013, wine inventory includes approximately 490,000 cases of bottled and bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage.

Statement of Operations

Consolidated Operations – Three months ended June 30, 2013 and 2012

Revenues increased for the three months ended June 30, 2013 as compared to 2012 as a result of a 40.7% increase in case sales, increase in bulk wine and grape sales, offset slightly by a shift in product mix across brands and channels.  Wholesale revenues increased $2,818,000 for the three months ended June 30, 2013 as compared to 2012, primarily driven by Seghesio growth of $1,699,000, and the remaining growth contributed by all other brands.  Direct to consumer revenue increased $523,000 for the three months ended June 30, 2013 as compared to 2012 as a result of wine revenue increases of $365,000 in Wine Club, primarily attributable to an increase in wine club membership, offset partially by one less shipment for one brand in the second quarter of 2013 as compared to 2012.  In addition, there was an overall increase in price point for wine included in shipments across all brands, $122,000 increase in Tasting Room revenue, and $134,000 increase in E-Commerce revenue, which were partially offset by a revenue decrease in Special Events, primarily due to timing.  In addition, bulk wine and grape sales increased $318,000.

Gross profit increased $1,388,000 in the three months ended June 30, 2013 as compared to 2012 reflecting an increase in case wine sales and shift in product mix, partially offset by an increase in cost of goods sold per case specific to certain Seghesio wines and a decrease in shipping margin attributable to timing.  In addition to change in revenues, gross profit also reflects net losses on sales of bulk wine and grapes of $460,000 and $100,000 for the three months ended June 30, 2013 and 2012, respectively.

Crimson’s sales and marketing expenses have a variable component that tends to correspond to changes in sales volume.  Sales and marketing expenses increased $122,000 for the three months ended June 30, 2013 as compared to 2012, which includes an increase of $100,000 in fixed cost components and $22,000 in variable cost components.  Variable cost increases resulted from an increase in distributor samples, initiatives and commissions in proportion to volume, partially offset by decreased promotional costs, due to timing of planned initiatives.  Fixed sales and marketing expenses increased primarily due to increased compensation of $53,000, which includes the hire of senior sales and marketing executives during the second quarter of 2012 resulting in a partial quarter of expense in 2012 compared to a full quarter in 2013, and design services primarily for label redesigning of $75,000, offset partially by a $23,000 decrease in travel.

General and administrative expenses increased $1,001,000 in the three months ended June 30, 2013 as compared to 2012, principally due to $450,000 in executive bonuses approved by Crimson’s board of directors in relation to the spin-off as previously reported in the Company’s public filings, $306,000 in costs for new services to satisfy standalone SEC requirements, $84,000 in other taxes related to standalone franchise tax requirements, $29,000 in contract services primarily related to technology and software support, $32,000 in property taxes, and $41,000 in insurance expense related to standalone policies.

Page | 13

Consolidated Operations – Six months ended June 30, 2013 and 2012

Revenues increased for the six months ended June 30, 2013 as compared to 2012 as a result of a 27.6% increase in case sales, increase in bulk wine and grape sales offset slightly by a shift in product mix across brands and channels.  Wholesale revenues increased $4,219,000 for the six months ended June 30, 2013 as compared to 2012, of which $471,000 pertains to growth in the export market, primarily related to Seghesio, and $3,748,000 to domestic wholesale where all brands recognized growth.  Direct to consumer revenue increased $1,076,000 for the six months ended June 30, 2013 as compared to 2012 as a result of a wine revenue increases of $877,000 in Wine Club, primarily attributable to an increase in wine club membership and an overall increase in price point for wine included in shipments across all brands, a  $228,000 increase in Tasting Room revenue and a  $69,000 increase in E-Commerce revenue, which were partially offset by a revenue decrease in Special Events, primarily due to timing.  In addition, bulk wine and grape sales increased $214,000.

Gross profit increased $1,847,000 in the six months ended June 30, 2013 as compared to 2012 reflecting an increase in case wine sales and shift in product mix, partially offset by an increase in cost of goods sold per case specific to certain Seghesio wines and a decrease in shipping margin attributable to timing.  In addition to change in revenues, gross profit also reflects net losses on sales of bulk wine and grapes of $481,000 and $145,000 for the six months ended June 30, 2013 and 2012, respectively.

Sales and marketing expenses increased $187,000 for the six months ended June 30, 2013 as compared to 2012, which include a $268,000 increase in fixed cost components offset by an $81,000 decrease in variable cost components.  Variable cost decreases resulted from decreased promotional costs, due to timing of planned initiatives, partially offset by an increase in distributor samples, initiatives and commissions in proportion to volume.  Fixed sales and marketing expenses increased primarily due to increased compensation of $128,000, which includes the hire of senior sales and marketing executives in the second quarter of 2012, design services primarily for label redesigning of $98,000, and travel of $78,000, of which $50,000 pertains to the wholesale domestic and export channel.

General and administrative expenses increased $1,260,000 in the six months ended June 30, 2013 as compared to 2012, principally due to $450,000 in executive bonuses approved by Crimson’s board of directors in relation to the spin-off, $330,000 in costs for new services to satisfy standalone SEC requirements, $161,000 increase in accounting fees related to standalone audit and filing requirements, $76,000 in other taxes related to standalone franchise tax requirements, $67,000 in contract services primarily related to technology and software support, $65,000 in property taxes, and $61,000 in insurance expense related to standalone policies.

Interest expense reflects the costs of funds borrowed from Leucadia, which funds were contributed to Crimson capital prior to the Distribution.

Historically, Crimson has been included in the consolidated federal income tax return of Leucadia and filed a California state income tax return separate from Leucadia. Crimson has not recorded a federal or state income tax benefit for its pre-tax losses (net operating loss carryforwards), as sufficient evidence does not exist to enable Crimson to conclude that it is more likely than not that it can generate sufficient taxable income in the future to realize such benefits.  As a result, Crimson carries a full valuation allowance against its net deferred tax asset.  In future periods, to the extent Crimson has net operating loss carryforwards available to offset the taxes that would otherwise be due, Crimson will not record a net income tax provision for regular federal or state income taxes.  As Crimson uses these net operating loss carryforwards, it will reverse a portion of its valuation allowance to income tax expense and reduce net income taxes that would otherwise be due.

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

Page | 14

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect the Company’s actual results include but are not limited to the following: worsening economic conditions causing a decline in estimated future cash flows; our dependence on certain key personnel; significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees; our reliance on Leucadia to meet certain financial reporting requirements; our inability to establish our own financial, administrative and other support functions to operate as a stand-alone public company; various diseases, pests and weather conditions affecting the quality and quantity of grapes; our inability to grow or acquire enough fruit for our wines; significant competition adversely affecting our profitability; competition for shelf space in retail stores and for marketing focus by our independent distributors; the contamination of our wines; a reduction in consumer demand for our wines; a decrease in wine score rating by important rating organizations; climate change, or legal, regulatory or market measures to address climate change, negatively affecting our business, operations or financial performance, and water scarcity or poor quality negatively impacting our production costs and capacity; environmental issues or hazardous substances on our properties resulting in us incurring significant liabilities; our indebtedness materially affecting our financial health; changes in laws and government regulations or in the implementation and/or enforcement of government rules and regulations increasing our costs or restricting our ability to sell our products into certain markets; our inability to insure certain risks economically; being subject to litigation which may have a significant adverse effect on our consolidated financial condition or results of operations; not paying dividends currently or in the future; impairment of our intangible assets; the limited market for our common stock because our stock is not listed on any securities exchange; volatility in our common stock price; future sales of our common stock depressing the market price of our stock; public company compliance costs; loss of our status as an emerging growth company; restrictions on our ability to enter into certain transactions that could jeopardize our tax free spin-off from Leucadia; and the significant influence of certain principal stockholders.  For additional information see Part I, Item 1A. Risk Factors in the 2012 Report.

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

Item 4. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-

Page | 15

15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

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

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page | 16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, Crimson may be involved in legal proceedings in the ordinary course of its business.  Crimson is not currently involved in any legal or administrative proceedings individually or together that it believes are likely to have a significant adverse effect on its business, results of operations or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Report, which could materially affect our business, results of operations or financial condition.  The risks described in our 2012 Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form 10-12G filed on January 15, 2013).

3.2

Certificate of Amendment to Certificate of Incorporation, effective November 16, 2007 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form 10-12G filed on January 15, 2013).

3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).

3.4	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to Registration Statement on Form 10-12G filed on January 15, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).

Page | 17

Une 30

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

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Page | 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date: August 9, 2013	By:	/s/ Patrick M. DeLong
Patrick M. DeLong
Chief Financial and Operating Officer and Duly
Authorized Officer

Page | 19

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form 10-12G filed on January 15, 2013).

3.2

Certificate of Amendment to Certificate of Incorporation, effective November 16, 2007 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form 10-12G filed on January 15, 2013).

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

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Page | 20