Form 10-Q
period 2013-09-30
Crimson Wine Group, Ltd
filed 2013-11-08
CIK 1562151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On November 8, 2013, there were 24,458,368 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

Form 10-Q

For the Quarterly Period Ended September 30, 2013

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets-September 30, 2013 (unaudited) and December 31, 2012	1
	Consolidated Statements of Operations-Three and Nine Months Ended September 30, 2013
	(unaudited) and September 30, 2012 (unaudited)	2
	Consolidated Statements of Comprehensive Income-Three and Nine Months
	Ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	3
	Consolidated Statements of Cash Flows-Nine Months Ended September 30, 2013
	(unaudited) and September 30, 2012 (unaudited)	4
	Consolidated Statements of Changes in Equity-Nine Months Ended September 30, 2013
	(unaudited) and September 30, 2012 (unaudited)	5
	Notes to Interim Consolidated Financial Statements (unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Interim
	Operations	11
Item 3	Quantitative and Qualitative Disclosure About Market Risk	15
Item 4	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3	Defaults Upon Senior Securities	17
Item 4	Mine Safety Disclosures	17
Item 5	Other Information	17
Item 6	Exhibits	17
	Signatures	19
	Exhibit Index	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRIMSON WINE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

(In thousands, except par value)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,460	$5,704
Investments available for sale	8,706	-
Accounts receivable, net	4,527	4,501
Inventory	45,649	43,061
Other current assets	851	872
Total current assets	75,193	54,138

Property and equipment, net	109,212	108,986
Goodwill	1,053	1,053
Intangibles and other non-current assets	19,205	20,026

Total assets	$204,663	$184,203

LIABILITIES
Current liabilities:
Accounts payable	$5,071	$1,279
Accrued expenses	4,262	4,679
Customer deposits	1,704	229
Due to Leucadia National Corporation and its affiliates	-	152,183
Total liabilities	11,037	158,370

EQUITY
Common shares, par value $0.01 per share, authorized 150,000,000	245	245
shares; 24,458,368 issued and outstanding
Additional paid-in capital	277,520	112,302
Accumulated other comprehensive loss	(44)	-
Accumulated deficit	(84,095)	(86,714)
Total equity	193,626	25,833

Total	$204,663	$184,203

See notes to interim consolidated financial statements.

Page | 1

CRIMSON WINE GROUP, LTD.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2013 and 2012

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$12,486	$12,520	$39,713	$34,270
Cost of sales	6,419	5,608	20,915	16,474
Gross profit	6,067	6,912	18,798	17,796

Operating expenses:
Sales and marketing	3,434	2,665	9,040	8,084
General and administrative	2,152	1,640	6,998	5,226
Administrative service fees paid to Leucadia National Corporation	24	-	84	-
Total operating expenses	5,610	4,305	16,122	13,310

Income from operations	457	2,607	2,676	4,486

Other income (expense):
Interest expense	(39)	(1,305)	(863)	(3,885)
Other income, net	27	4	920	184
Total other income (expense)	(12)	(1,301)	57	(3,701)

Income before income taxes	445	1,306	2,733	785

Income tax provision	38	2	114	2

Net income	$407	$1,304	$2,619	$783

Basic and fully diluted weighted-average shares outstanding	24,458	24,458	24,458	24,458

Basic and fully diluted earnings per share	$0.02	$0.05	$0.11	$0.03

See notes to interim consolidated financial statements.

Page | 2

CRIMSON WINE GROUP, LTD.

Consolidated Statements of COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$407	$1,304	$2,619	$783
Other comprehensive loss:

Net unrealized holding losses on investments
arising during the period	-	-	(44)	-

Other comprehensive loss	-	-	(44)	-

Comprehensive income	$407	$1,304	$2,575	$783

See notes to interim consolidated financial statements.

Page | 3

CRIMSON WINE GROUP, LTD.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2013 and 2012

(In thousands)

(Unaudited)

	2013	2012
Net cash flows from operating activities:
Net income	$2,619	$783
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	3,999	4,084
Amortization of intangible assets	1,136	1,136
Leucadia National Corporation and its affiliates interest expense added to
principal	572	2,758
Net loss (gain) related to disposals of property and equipment	(688)	133
Net change in:
Receivables	(26)	(719)
Inventory	(2,588)	(2,481)
Other current assets	21	185
Other non-current assets	(315)	-
Accounts payable, expense accruals and due to Leucadia National
Corporation and its affiliates	3,371	387
Customer deposits	1,475	850
Income taxes payable	(9)	-
Net cash provided by operating activities	9,567	7,116

Net cash flows from investing activities
Purchase of investments available for sale	(8,750)	-
Acquisition of property and equipment	(5,324)	(1,940)
Proceeds from disposals of property and equipment	1,788	22
Net cash used for investing activities	(12,286)	(1,918)

Net cash flows from financing activities:
Reduction of debt	(1,700)	(2,500)
Capital contribution by Leucadia National Corporation	14,175	-
Net cash provided by (used for) financing activities	12,475	(2,500)
Net increase in cash and cash equivalents	9,756	2,698
Cash and cash equivalents at January 1	5,704	5,631

Cash and cash equivalents at September 30	$15,460	$8,329

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$202	$1,138
Income tax payments, net	$129	$2

Non-cash financing activity:
Conversion of accrued interest to long-term debt	$572	$2,758
Conversion of due to Leucadia National Corporation to equity	$151,043	$-

See notes to interim consolidated financial statements.

Page | 4

CRIMSON WINE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine months ended September 30, 2013 and 2012

(In thousands, except par value)

(Unaudited)

			Accumulated
	Common	Additional	Other
	Shares $0.01	Paid-In	Comprehensive	Accumulated
	Par Value	Capital	Loss	Deficit	Total

Balance, January 1, 2012	$245	$112,302	$-	$(86,925)	$25,622
Net income				783	783

Balance, September 30, 2012	$245	$112,302	$-	$(86,142)	$26,405

Balance, January 1, 2013	$245	$112,302	$-	$(86,714)	$25,833
Net income				2,619	2,619
Other comprehensive loss			(44)		(44)
Cash capital contribution upon spin-off		14,175			14,175
Debt conversion to equity upon spin-off		151,043			151,043
Balance, September 30, 2013	$245	$277,520	$(44)	$(84,095)	$193,626

See notes to interim consolidated financial statements.

Page | 5

CRIMSON WINE GROUP, LTD.

Notes to Interim Consolidated Financial Statements

1.Explanatory Note:

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

2.Significant Accounting Policies:

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

Page | 6

beginning January 1, 2013. The adoption of this amended guidance did not have a significant impact on the Company's consolidated financial statements.

3.Inventory:

A summary of inventory at September 30, 2013 and December 31, 2012 is as follows (in thousands):

	2013	2012
	(Unaudited)	(Audited)
Case Wine	$26,516	$21,583
Bulk Wine	19,065	21,090
Packaging and bottling supplies	68	388
	$45,649	$43,061

Bulk wine inventory includes cost of growing grapes not yet harvested as of September 30, 2013 and December 31, 2012, respectively.

4.Property and Equipment:

A summary of property and equipment at September 30, 2013 and December 31, 2012 is as follows (in thousands):

	Depreciable Lives (in years)	2013	2012
		(Unaudited)	(Audited)
Land and improvements	N/A	$41,580	$42,192
Buildings and improvements	20-40	43,647	40,624
Vineyards and improvements	7-25	35,236	35,838
Winery and vineyard equipment	3-25	22,654	21,959
Caves	20-40	5,638	5,638
Vineyards under development	N/A	1,126	812
Construction in progress	N/A	1,845	1,301
		151,726	148,364
Accumulated depreciation and amortization		(42,514)	(39,378)
		$109,212	$108,986

For the nine months ended September 30, 2013 and 2012, depreciation expense was $3,999,000 and $4,084,000, respectively, with $3,369,000 and $3,484,000, respectively, capitalized into inventory and $630,000 and $600,000, respectively, charged to the statements of operations.

In the first quarter of 2013, the Company sold a non-strategic vineyard for net cash consideration of $1,754,000.  The Company recorded a pre-tax gain of $717,000, net of closing costs, during the first quarter of 2013.

5.Financial Instruments:

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature within three years or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments

Page | 7

classified as available for sale as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	Par Value	Amortized Cost	Gross Unrealized Loss	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements
September 30, 2013
Certificates of Deposit	$8,750	$8,750	$44	$8,706	$-	$8,706

December 31, 2012
Certificates of Deposit	$-	$-	$-	$-	$-	$-

As of September 30, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible Assets:

A summary of intangible assets at September 30, 2013 and December 31, 2012 is as follows (in thousands):

	2013	2012
	(Unaudited)	(Audited)
Brand, net of accumulated amortization of $2,402 and $1,630	$15,098	$15,870
Distributor relationships, net of accumulated amortization of $433 and $294	2,167	2,306
Customer relationships, net of accumulated amortization of $632 and $429	1,268	1,471
Legacy permits, net of accumulated amortization of $42 and $28	208	222
Other, net of accumulated amortization of $51 and $43	464	157
	$19,205	$20,026

Amortization expense on intangible assets was $1,136,000 for each of the nine month periods ended September 30, 2013 and 2012.  The estimated aggregate future amortization expense for the intangible assets is $378,000 for the remainder of 2013 and $1,514,000 for each of the four years after 2013.

7.Due to Leucadia and its Affiliates:

On February 25, 2013, the remaining balance of $151,043,000 due to Leucadia and its affiliates was contributed by Leucadia to the capital of the Company.  Interest expense related to Leucadia and its affiliates was $0 and $1,305,000 for the three months ended September 30, 2013 and 2012, respectively, and $783,000 and $3,885,000 for the nine months ended September 30, 2013 and 2012, respectively.

Effective March 1, 2013, the Company entered into an administrative service agreement with Leucadia.  Pursuant to this agreement, Leucadia provides certain administrative, SEC, tax filing and accounting services, including providing the services of the Company’s Corporate Secretary, for a monthly fee of $15,000.  Administrative services fees expense was $24,000 and $84,000 for the three and nine month period ended September 30, 2013, respectively.

Page | 8

Effective August 1, 2013, Leucadia and the Company agreed to amend the administrative service agreement to reduce the administrative services provided to the Company by Leucadia and correspondingly reduce the monthly fee from $15,000 to $4,500.  The Company will provide the administrative services that will no longer be provided to the Company by Leucadia.  The amendment also provides that the administrative services agreement will terminate in full in February 2014.

In March 2013, pursuant to the separation agreement entered into with Leucadia, Leucadia paid $14,175,000 to Crimson as a capital contribution.  No additional capital contributions from Leucadia are required or anticipated to be made.

8. Debt:

In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangibles.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 2.182% to 2.518% at September 30, 2013.    The revolving credit facility can be used to fund acquisitions and working capital requirements; no amounts have been borrowed under the facility to date.

9.Revenues and Gross Profit:

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues and gross profit for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Wholesalers	$7,513	$7,552	$24,178	$19,999
Direct to consumers	3,795	4,211	12,916	12,256
Bulk wine and grape sales, event fees and retail sales	1,178	757	2,619	2,015
	$12,486	$12,520	$39,713	$34,270

Gross profit:
Wholesalers	$3,323	$4,089	$10,682	$10,132
Direct to consumers	2,409	2,608	7,980	7,189
Bulk wine and grape sales, event fees and retail sales	335	215	136	475
	$6,067	$6,912	$18,798	$17,796

Excise taxes of $225,000 and $239,000 for the three months ended September 30,  2013 and 2012, respectively, and $731,000 and $634,000 for the nine months ended September 30, 2013 and 2012, respectively, were recognized as a reduction to wine sales.

Page | 9

10.Subsequent events:

Subsequent events are events or transactions that occur after the balance sheet date, but before the financial statements are available to be issued. The financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. Subsequent events have been evaluated through November 8, 2013, which is the date the financial statements were available to be issued.

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

Seasonality

As discussed in the 2012 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income.  The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter.  The Company anticipates similar trends in 2013.

Liquidity and Capital Resources

General

Crimson’s principal sources of liquidity are its available cash, funds generated from operations and its revolving credit facility.  In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangibles.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 2.182% to 2.518% at September 30 2013.  The facility can be used to fund acquisitions and working capital requirements; no amounts have been borrowed under the facility to date.

Prior to the Distribution, Crimson relied upon Leucadia for debt financing and equity contributions for all of its liquidity needs.  As of February 25, 2013, the aggregate amount payable by Crimson to Leucadia and its affiliates was $151,043,000, all of which was contributed to Crimson as capital prior to the Distribution. As a result, in the quarters subsequent to the first quarter of 2013, Crimson did not record interest expense relating to this Leucadia financing.

In March 2013, pursuant to the separation agreement entered into with Leucadia, Leucadia paid $14,175,000 to Crimson as a capital contribution.  No additional capital contributions from Leucadia are required or anticipated to be made.

As of September 30, 2013, Crimson’s commitments for capital expenditures were not material.  Crimson expects to spend approximately $6,500,000 for capital expenditures during 2013, of which $3,100,000 has been incurred for the expansion of the Seghesio Family Vineyards fermentation and processing capacity and $250,000 of an expected $300,000 for the increase in Chamisal Vineyard’s permitted capacity.  These expenditures are focused on expanding and improving our facilities for additional growth, and do not relate to required maintenance or similar costs to sustain our existing operations.  The remaining, approximately $3,100,000, is for vineyard development, barrel purchases and other winery and facility improvements.  Crimson expects to use its available cash and cash flows generated from operating activities to fund its capital expenditures.

Consolidated Statements of Cash Flows

Page | 11

Net cash provided by operating activities was $9,567,000 and $7,116,000 for the nine months ended September 30, 2013 and 2012, respectively.  Cash flows from operating activities improved during 2013 as compared to 2012, principally due to increased operating income, timing of payment of grape purchase payables, and an increase in customer deposits as a result of timing of wine club offerings.

Net cash provided by operating activities also reflects less interest paid to Leucadia.  Interest paid to Leucadia was $122,000 and $1,138,000 during the nine months ended September 30, 2013 and 2012, respectively.

Net cash used for investing activities was $12,286,000 and $1,918,000 for the nine months ended September 30, 2013 and 2012, respectively. Acquisition of property, equipment and leasehold improvements increased in the first nine months of 2013 as compared to the first nine months of 2012, principally due to capital expenditures for capacity expansion at Seghesio Family Vineyards.  Proceeds from disposals of property and equipment include $1,754,000 in 2013 from the sale of a non-strategic vineyard.  In addition, $8,750,000 was used during the nine months ended September 30, 2013 for investing in FDIC insured U.S. Certificates of Deposit.

Net cash provided by (used for) financing activities reflects $1,700,000 and $2,500,000 of principal payments on debt to Leucadia for the nine months ended September 30, 2013 and 2012, respectively, and for 2013, the Leucadia capital contribution of $14,175,000, discussed above.

Results of Operations

Overview

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues,  gross profit and income from operations for the three and nine months ended September, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Wholesalers	$7,513	$7,552	$24,178	$19,999
Direct to consumers	3,795	4,211	12,916	12,256
Bulk wine and grape sales, event fees and retail sales	1,178	757	2,619	2,015
	$12,486	$12,520	$39,713	$34,270

Gross profit:
Wholesalers	$3,323	$4,089	$10,682	$10,132
Direct to consumers	2,409	2,608	7,980	7,189
Bulk wine and grape sales, event fees and retail sales	335	215	136	475
	6,067	6,912	18,798	17,796

Expenses:
Sales and marketing	3,434	2,665	9,040	8,084
General and administrative	2,152	1,640	6,998	5,226
Administrative service fees to Leucadia National Corporation	24	-	84	-
Income from operations	$457	$2,607	$2,676	$4,486

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

At September 30, 2013, wine inventory includes approximately 648,000 cases of bottled and bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 24 months and generally before the release date of the next vintage.

Statement of Operations

Consolidated Operations – Three months ended September 30, 2013 and 2012

Revenues decreased for the three months ended September 30, 2013 as compared to 2012 as a result of a 2.0% decrease in case sales and shift in product mix across brands and channels, offset slightly by an increase in bulk wine and grape sales.  Wholesale revenues decreased $39,000 for the three months ended September 30, 2013 as compared to 2012, primarily due to timing of certain shipments.  Direct to consumer revenue decreased $416,000 for the three months ended September 30, 2013 as compared to 2012 as a result of wine revenue decreases of $506,000 in Wine Club and E-Commerce, primarily attributable to shipment timing.  This was partially offset by an $84,000 increase in revenue from Tasting Room wine sales and a $380,000 increase in revenue from bulk wine and grape sales.

Gross profit decreased $845,000 in the three months ended September 30, 2013 as compared to 2012 reflecting a decrease in case wine sales and an increase in cost of goods sold per case predominately attributable to the lower cost specific to the vintages for certain wines sold primarily during 2012.  In addition to change in revenues, gross profit also reflects net losses on sales of bulk wine and grapes of $47,000 and $80,000 for the three months ended September 30, 2013 and 2012, respectively.

Crimson’s sales and marketing expenses have a variable component that tends to correspond to changes in sales volume.  Sales and marketing expenses increased $769,000 for the three months ended September 30, 2013 as compared to 2012, which includes an increase of $390,000 in fixed cost components and $379,000 in variable cost components.  Increase in variable sales and marketing expenses were primarily due to increases in broker commission payments for certain broker markets and timing of planned initiatives. Increases in fixed sales and marketing expenses were primarily due to increased public relations, point of sale and internet marketing activities, increased compensation of $90,000, primarily to satisfy growth within the wholesale channel, design services primarily for label redesigning of $49,000, and $28,000 for travel.

General and administrative expenses increased $512,000 in the three months ended September 30, 2013 as compared to 2012, principally due to $138,000 in costs for new services to satisfy standalone public company requirements, $107,000 in employee compensation as a result of strategic hires to manage growth and timing of vacation use, $49,000 in insurance expenses related to standalone requirements, $48,000 in other taxes related to standalone franchise tax requirements, $38,000 in executive recruiting, $30,000 in contract services primarily related to technology and software support, $29,000 in property taxes, and $17,000 in accounting fees related to standalone requirements.

Consolidated Operations – Nine months ended September 30, 2013 and 2012

Page | 13

Revenues increased for the nine months ended September 30, 2013 as compared to 2012 as a result of a 16.6% increase in case sales, increase in bulk wine and grape sales offset slightly by a shift in product mix across brands and channels.  Wholesale revenues increased $4,179,000 for the nine months ended September 30, 2013 as compared to 2012, of which $549,000 pertains to growth in the export market, and $3,630,000 to domestic wholesale where all brands recognized growth.  Direct to consumer revenue increased $660,000 for the nine months ended September 30, 2013 as compared to 2012 primarily as a result of a $500,000 increase in revenue from Wine Club sales, predominately attributable to an increase in wine club membership and an overall increase in price point for wine included in shipments across all brands, and a $234,000 increase in Tasting Room revenue.  In addition, revenue from bulk wine and grape sales increased $595,000.  Revenue increases were partially offset by a $66,000 revenue decrease in Special Events and an $8,000 revenue decrease in E-Commerce, both primarily due to timing.

Gross profit increased $1,002,000 in the nine months ended September 30, 2013 as compared to 2012 reflecting an increase in case wine sales and shift in product mix, partially offset by an increase in cost of goods sold per case specific to certain wines with a onetime lower cost in the prior year.  In addition to change in revenues, gross profit also reflects net losses on sales of bulk wine and grapes of $528,000 and $225,000 for the nine months ended September 30, 2013 and 2012, respectively.

Sales and marketing expenses increased $956,000 for the nine months ended September 30, 2013 as compared to 2012, which include a $658,000 increase in fixed cost components and a $298,000 increase in variable cost components.  Increases in variable sales and marketing expenses primarily resulted from an increase in broker commissions related to certain broker markets, an increase in planned distributor incentives, and an increase in samples and merchant processing fees in proportion to volume, partially offset by decreased promotional costs as a result of a reallocation of budgeted sales and marketing spend. Increases in fixed sales and marketing expenses increased primarily due to increased compensation of $236,000, which includes compensation related to the hiring of senior sales and marketing executives in the second quarter of 2012, resulting in partial year expense in 2012 and full year in 2013, design services primarily for label redesigning of $147,000, $110,000 in public relations, point of sale and internet marketing, travel of $95,000, of which $74,000 pertains to the wholesale domestic and export channel, and $48,000 in contract services related to wholesale data analysis tools.

General and administrative expenses increased $1,772,000 in the nine months ended September 30, 2013 as compared to 2012, principally due to $450,000 in executive bonuses approved by Crimson’s board of directors in relation to the spin-off from Leucadia, $468,000 in costs for new services to satisfy standalone public company requirements, $178,000 increase in accounting fees related to standalone audit and filing requirements, $124,000 in other taxes related to standalone franchise tax requirements, $97,000 in contract services primarily related to technology and software support, $94,000 in property taxes, and $110,000 in insurance expense related to standalone policies.

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

Page | 14

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

Item 4. Controls and Procedures.

Page | 15

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

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

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

Page | 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date: November 8, 2013	By:	/s/ Patrick M. DeLong
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

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

Page | 20