Form 10-K
period 2013-12-31
Crimson Wine Group, Ltd
filed 2014-03-14
CIK 1562151

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [  ] No  [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  [x]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 30, 2013, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $169,834,000 on that date.

As of March 11, 2014, there were 24,458,368 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

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

PART I

Item 1.       Business.

THE COMPANY

Overview

Crimson Wine Group, Ltd. (“Crimson”) is a Delaware corporation whose business has been operating since 1991.  As used herein, the term, “Company” refers to Crimson and its wholly-owned subsidiaries, except as the context may otherwise require.  Prior to February 25, 2013, Crimson was a wholly-owned subsidiary of Leucadia National Corporation (“Leucadia”).  On February 1, 2013, Leucadia declared a pro rata dividend of all of the outstanding shares of Crimson’s common stock in a manner that was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes (the “Distribution”).  Leucadia’s common shareholders received one share of Crimson common stock for every ten common shares of Leucadia, with cash in lieu of fractional shares, on February 25, 2013.

Crimson operates in one segment, the production and sale of premium, ultra premium and luxury wines (i.e., wines that retail for $10 to $14, $14 to $25 and over $25 per 750ml bottle, respectively).  Crimson is headquartered in Napa, California and through its subsidiaries owns four wineries:  Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards and Seghesio Family Vineyards.  Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978, Crimson started Archery Summit in 1993, Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973, and Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895.  Additionally, in 2005 and 2006 Crimson acquired Double Canyon Vineyards, an aggregate of 611 acres of land, of which 447 could be planted to wine grapes, in the Horse Heaven Hills of Washington’s Columbia Valley.  References to cases of wine herein refer to nine-liter equivalent cases.

Pine Ridge Vineyards

Pine Ridge Vineyards owns 156 acres, which reflects the sale of 12 plantable acres of a non-strategic vineyard in January 2013, and controls through leasing arrangements an additional 20 acres of estate vineyards in five Napa Valley appellations—Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain.  Approximately 165 acres are currently planted and producing grapes.  The winery and production facilities at Pine Ridge Vineyards have a permitted annual wine production capacity of up to 300,000 gallons, which equates to approximately 126,000 cases of wine; however, current fermentation and processing capacity is limited to approximately 80,000 cases without additional capital investment.  The facility includes areas and equipment for traditional crush, fermentation, aging and bottling processes, and also has a tasting room, hospitality center and administrative offices.  Built into the hillside for wine barrel storage are approximately 34,000 square feet of underground caves with a capacity to store over 4,000 barrels.  In addition, there are special event dining areas both indoors and outdoors as well as in the underground caves.

The Pine Ridge Vineyards estate business is focused primarily on the production of high quality Cabernet Sauvignon and Bordeaux-style blends sold by Crimson under the Pine Ridge Vineyards brand name.  Pine Ridge Vineyards also produces Chenin Blanc + Viognier, which is sold by Crimson under the Pine Ridge brand name and is made from purchased grapes and bulk wine juice processed at a third party custom winemaking facility with a contracted capacity of up to 160,000 cases.  Incremental capacity options are under consideration and available.

Archery Summit

Archery Summit owns 100 acres and controls through leasing arrangements an additional 20 acres of estate vineyards in the Willamette Valley, Oregon.  Approximately 113 acres are currently planted and producing grapes.  The winery and production facilities at Archery Summit have a permitted annual wine production capacity of up to 50,000 gallons, which equates to approximately 21,000 cases of wine; however, current fermentation and processing capacity is limited to approximately 15,000 cases.  The facility includes areas and equipment for gravity flow of wine with quality oriented crush, fermentation, aging and bottling processes, and also has a tasting room, hospitality center and administrative offices.  The facility has approximately 8,300 square feet of underground caves for wine barrel storage with a capacity to store over 600 barrels.  In addition, there are special event dining areas indoors as well as in the underground caves.

Archery Summit is focused primarily on producing estate grown, expressive single vineyard Pinot Noir from tightly spaced vines sold by Crimson under the Archery Summit brand name.  Archery Summit also produces Vireton Pinot Gris, which is sold by Crimson under the Archery Summit brand name and is made from purchased grapes processed at a third party custom winemaking facility with available contract capacity of over 10,000 cases.

Chamisal Vineyards

Chamisal Vineyards owns 97 acres of vineyards in the Edna Valley, California, of which 82 acres are currently planted and producing grapes.  The Chamisal Vineyard was the first vineyard planted in the Edna Valley in 1973.  The winery and production facilities at Chamisal have a permitted annual wine production capacity of up to 357,000 gallons which equates to approximately 150,000 cases of wine.  The facility includes areas and equipment for quality oriented modern crush, fermentation, aging and bottling processes, as well as a tasting room, hospitality center and administrative offices.  There are special event dining areas outdoors.

Chamisal is focused on producing estate grown, expressive single vineyard Chardonnay and Pinot Noir as well as a Stainless Chardonnay produced from both purchased and estate grown grapes.  The wines are sold by Crimson under the Chamisal Vineyards brand name.

Seghesio Family Vineyards

Seghesio Family Vineyards owns 299 acres of estate vineyards in two Sonoma County, California appellations, the Alexander Valley and the Russian River Valley, of which approximately 281 acres are planted and producing grapes.  Seghesio Family Vineyards has a long history of growing and producing Zinfandel and Italian varietal wines in the Sonoma region of California.  The winery and production facilities at Seghesio Family Vineyards have a permitted annual wine production capacity of up to 404,000 gallons which equates to approximately 170,000 cases of wine.  The facility includes areas and equipment for traditional crush, fermentation, aging, bottling and warehousing processes, as well as a tasting room, private hospitality areas and administrative offices.  There are indoor and outdoor special event dining areas.  In Alexander Valley, Seghesio Family Vineyards also owns a historic non-operating winery, mansion and railroad depot, which Crimson intends to convert into educational, tasting, hospitality and potentially incremental production facilities.

Seghesio Family Vineyards is focused on producing estate grown Zinfandel and Italian varietal wines as well as a Sonoma County Zinfandel produced from both purchased and estate grown grapes.  The wines are sold by Crimson under the Seghesio Family Vineyards brand name.

Double Canyon Vineyards

Double Canyon Vineyards owns 447 acres of vineyards in the Horse Heaven Hills of Washington, of which 87 acres are currently planted and producing grapes.  Crimson continues to evaluate the best use of the remaining acres; currently most are leased to a farming company for growing vegetables.  Double Canyon Vineyards sells the majority of its grapes to third parties; however, starting with the 2010 vintage, Double Canyon Vineyards produced and bottled, at an offsite custom crush winery, the first wine under the Double Canyon Vineyards brand name which was released in the Fall of 2012.  The 2011 vintage will be released in the Spring of 2014.  In 2013 Double Canyon Vineyards established an alternative proprietorship in an offsite custom crush winery and increased the tonnage allocated to the Double Canyon Vineyards brand to grow production of wines to be sold by Crimson under the Double Canyon Vineyards brand name.

Double Canyon Vineyards is focused on producing estate grown Cabernet Sauvignon as well as a new Horse Heaven Hills Cabernet Sauvignon from both purchased and estate grown grapes, which will be launched in the third quarter of 2014.

Competition

The premium, ultra premium and luxury market segments of the wine industry are intensely competitive.  Crimson’s wines compete domestically and internationally, and premium or higher quality wines are produced in Europe, South America, South Africa, Australia and New Zealand, as well as in the United States.  Crimson competes on the basis of quality, price, brand recognition and distribution capability, and the ultimate consumer has many choices of products from both domestic and international producers.  A result of the intense competition has been, and may continue to be, upward pressure on Crimson’s selling and promotional expenses.  Many of Crimson’s competitors are significantly larger with greater financial, production, distribution and marketing resources.  Wine production in the U.S. is dominated by three large California wineries that represent over 60% of the domestic U.S. case sales volume. Further, Crimson’s wines may be considered to compete with all alcoholic and nonalcoholic beverages.

Demand for wine in the premium, ultra premium and luxury market segments can rise and fall with general economic conditions, and is also significantly affected by grape supply.  Based on industry wide volume increases in these wine categories, Crimson believes more people are drinking wine than in the past.  Crimson’s wines are sold at price points from $14 to $250 per bottle, however, in the wholesale channel, which represented 88% of Crimson’s volume in 2013, the majority of volume is the $14-$25 price range, where category growth rates in the U.S. are highest.

Sales and Marketing

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

Generally, Crimson will enter into agreements with brokers for those markets where it would not be cost effective to have an employee, or if the products are being sold to a customer who usually purchases products from brokers.  Crimson may also use brokers if they represent the best distribution channel after considering local regulatory requirements.  On an on-going basis the Company continues to evaluate the use of brokers in its various markets; during 2013, brokers were used by Crimson in 10 states in the U.S. and in certain export markets.  Revenues generated through broker relationships represented approximately 12% of wine revenues during 2013.  Agreements with brokers are generally terminable by either party upon notice.  In the fourth quarter of 2013, the Company and a broker that represented 9% of wine revenue in 2013 agreed to terminate the broker relationship as the Company believes it can serve the related markets better and more cost effectively with its own employees.

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants.  Domestic sales of Crimson’s wines are made through more than 60 independent wine and spirits distributors.  International sales are made through independent importers and brokers.

As permitted under federal and local regulations, Crimson has been placing increasing emphasis on direct sales to consumers, which it is able to do through the Internet, wine clubs, and at the wineries’ tasting rooms.  During 2013, direct sales to consumers represented 12% of case sales and 38% of wine revenues.  Approximately 61% of the direct to consumer sales were through wine clubs, 27% were through the wineries’ tasting rooms and the balance from the Internet, outbound calling, and offers through e-commerce.  Members typically join our wine clubs after visiting our tasting rooms at our various facilities, or after hearing about our wine clubs from other members.  Our tasting rooms are located in vacation areas that typically attract consumers interested in wine making and touring the area.  Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors, however, for certain direct sales offers, some of the profit is offset by freight subsidies.

Crimson’s wines are distributed in California, Illinois, Colorado, Oregon, Hawaii, New Mexico, Arizona, Washington and Nevada predominantly by Southern Wine and Spirits.  During 2013, sales to Southern Wine and Spirits accounted for 19% of case volume and 14% of wine sales.  Sales for the top ten distributors accounted for 66% of volume and 50% of wine sales.  These distributors also offer premium table wines of other companies that directly compete with Crimson’s products.

Domestic distributor wine sales are concentrated in certain states, with California accounting for 17% of case volume and 13% of wine sales during 2013.  Other major domestic markets include New Jersey, Texas, Florida, Massachusetts, Illinois, Minnesota and Virginia where sales represented 36% of case volume and 27% of wine sales during 2013.

For 2013, export sales were 9% of case volume and 8% of wine sales as compared to 2012, 8% of case volume and 7% of wine sales, and 2011, 2% of case volume and 2% of wine sales.  The increase in export sales after 2011 reflects the acquisition of Seghesio Family Vineyards in May 2011.

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

Grape Supply

Crimson controls approximately 1,139 acres of vineyards in the Napa Valley, Sonoma County and Edna Valley in California, the Willamette Valley in Oregon and the Horse Heaven Hills in Washington; approximately 728 acres of these vineyards are planted, with the majority of the unplanted acres in Washington.  Crimson expects to continue vineyard development plans for the non-producing California and Oregon properties and is considering plans to plant additional acres in Washington.  Additionally, on an annual basis, Crimson has had up to 10%  or more vineyard acreage under development.  Newly planted vines take approximately four to five years to reach maturity and vineyards can be expected to have a useful life of 25 years before replanting is necessary.  Depending on the site, soil and water conditions and spacing, Crimson’s experience has been that it costs approximately $30,000 to $65,000 per acre over a three to four year period to develop open land into a producing premium wine grape vineyard, before taking into account the cost of the land.  With over 700 acres of planted estate holdings, Crimson could have annual capital investment requirements of over $1,000,000 to replace existing vineyard sites as their economic useful life expires.

In 2013, approximately 38% of Crimson’s total grape supply came from Crimson controlled vineyards; however, substantially all of the grape supply for Pine Ridge Vineyards estate Napa Valley products and Archery Summit is from Crimson controlled vineyards.  Crimson purchases the balance of its supply from approximately 67 independent growers.  The grower contracts range from one-year spot market purchases to intermediate and long term-agreements.  No one grower represents more than 10% of Crimson’s grape supply.  The top ten growers represent 26% of Crimson’s total grape supply.

Winemaking and grape growing are subject to a variety of agricultural risks.  Various diseases, pests and certain weather conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability.

The table below summarizes Crimson’s wine grape supply and production from the last three harvests:

	Harvest Year
	2013	2012	2011

Estate Grapes:
Producing acres	685	709	616
Tons harvested	2,561	2,916	1,655
Tons per acre	3.7	4.1	2.7
All grapes and purchased juice (in equivalent tons):
Estate grapes	2,561	2,916	1,655
Purchased grapes and juice	4,149	3,921	3,051
Total (in tons)	6,710	6,837	4,706

Total cases bottled	352,000	277,000	257,000

Cases sold were 308,000, 260,000 and 212,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Cases sold are disclosed for informational purposes, but do not necessarily correspond to the vintage year the grapes are grown and crushed.  Depending on the wine, the production cycle to bottled sales is anywhere from one to three years.  The large increase in production in 2012 was partly due to a much larger crop than in the previous year and for both 2013 and 2012 increases were also driven by planned production increases for certain brands.

Winemaking

Crimson’s winemaking philosophy includes the use of the latest in current industry winemaking advances to complement making wine in the traditional manner by starting with high quality fruit and handling it as gently and naturally as possible all the way to the bottle.  Each of Crimson’s wineries is equipped with modern crush, fermentation and storage equipment as well as technology that is focused on producing the highest quality wines for each of the varietals it produces.

Government Regulation

Wine production and sales are subject to extensive regulation by the United States Department of Treasury Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the California Department of Alcohol Beverage Control (“CABC”) and other state and federal governmental authorities that regulate interstate sales, licensing, trade and pricing practices, labeling, advertising and other activities. In recent years, federal and state authorities have required warning labels on beverages containing alcohol.  Restrictions or taxes imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. New or revised regulations or increased licensing fees or excise taxes on wine, if enacted, could reduce demand for wine and have an adverse effect on Crimson’s business, negatively impacting Crimson’s results of operations and cash flows.

Crimson is also subject to a broad range of federal and state regulatory requirements regarding its agricultural operations and practices.  Crimson’s agricultural operations are subject to regulations governing the storage and use of fertilizers, fungicides, herbicides, pesticides, fuels, solvents and other chemicals.  These regulations are subject to change and conceivably could have a significant impact on operating practices, chemical usage, and other aspects of Crimson’s business.

Seasonality

There is a degree of seasonality in the growing cycles, procurement and transportation of grapes.  The wine industry in general historically experiences seasonal fluctuations in revenues and net income.  Typically, Crimson has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing.  Crimson expects these trends to continue.

Employees

At December 31, 2013, Crimson employed approximately 148 regular, full-time employees. Crimson also employs part-time and seasonal workers for its vineyard, production and hospitality operations.  None of Crimson’s employees are represented by a collective bargaining unit and Crimson believes that its relationship with its employees is good.

Trademarks

Crimson maintains federal trademark registrations for its brands, proprietary products and certain logos, motifs and vineyard names.  International trademark registrations are also maintained where it is appropriate to do so.  Each of the United States trademark registrations is renewable indefinitely so long as the Company is making a bona fide usage of the trademark.  The Company believes that its trademarks provide it with an important competitive advantage and has established a global network of attorneys, as well as branding, advertising and licensing professionals, to procure, maintain, protect, enhance and gain value from these registrations.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted that may materially and adversely affect the Company’s actual results include, but are not limited to, those set forth in Item 1A. Risk Factors.

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

Current economic conditions have adversely affected the sales and profitability of certain products. A worsening of current economic conditions could cause a decline in estimated future cash flows, potentially resulting in impairment charges for long-lived assets.   Since 2008, economic conditions have resulted in reduced demand and lower revenues for certain of our products.  As required, we have reviewed our long-lived assets for potential impairment and have recorded adjustments to the book value of long-lived assets as appropriate.  If operating revenues deteriorate in the future, and/or we lower our estimates of future cash flows, significant impairment charges might have to be recorded.

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

Due to our separation from Leucadia, we experienced increased costs as a stand-alone company.  The Company incurred certain new and incremental costs of approximately $1,600,000 as a stand-alone public company including director fees and expenses for its new board of directors, stand-alone Delaware franchise tax, stand-alone insurance policies, increased legal and accounting fees for reviews of the Company’s publicly filed financial statements, proxy and other filings and other services.  The Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes.  Establishing and monitoring these controls will result in additional costs to us and require us to divert important resources, including management time, from other activities.  Increased costs that we incur as a stand-alone public company will reduce our profitability.

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

The lack of sufficient water due to drought conditions could affect quality and quantity of grapes.    The availability of adequate quantities of water for application at the correct time can be vital for grapes to thrive.  Whether particular vineyards are experiencing water shortages depends, in large part, on their location.  We are primarily dependent on wells accessing shared aquifers and shared reservoirs as a water source for our California vineyards and wineries.  The current extended period of drought across much of California may put pressure on the use and availability of water for agricultural uses and in some cases governmental authorities have diverted water to other uses.  The lack of available water could reduce our grape harvest and access to grapes and adversely impact results of operations.  Scarcity of adequate water in our grape growing areas may also result in legal disputes among other land owners and water users causing the Company to expend resources to defend its access to water.

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

Our indebtedness could have a material adverse effect on our financial health.  In March 2013, we entered into a revolving credit facility with American AgCredit, FLCA and CoBank, FCB as joint lenders that is secured by substantially all of our assets.  We plan to rely upon the revolving credit facility for potential incremental capital project funding and in the future may use it for acquisitions.  No amounts are currently outstanding.  The revolving credit facility includes covenants that require the maintenance of specified debt and equity ratios, limit the incurrence of additional indebtedness, limit dividends and other distributions to shareholders and limit certain mergers, consolidations and sales of assets.  If we are unable to comply with these covenants, outstanding amounts could become immediately due and/or there could be a substantial increase in the rate of borrowing.

Changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations may increase our costs or restrict our ability to sell our products into certain markets.   Government laws and regulations result in increased farming costs, and the sale of wine is subject to taxation in various state, federal and foreign jurisdictions.  The amount of wine that we can sell directly to consumers outside of California is regulated, and in certain states we are not allowed to sell wines directly to consumers and/or the amount that can be sold is limited.  Changes in these laws and regulations could have an adverse impact on sales and/or increase costs to produce and/or sell wine.  The wine industry is subject to extensive regulation by the “TTB” and various foreign agencies, state liquor authorities, such as the “CABC”, and local authorities.  These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers and retailers.  Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements.  In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations.  Recently, many states have considered proposals to increase, and some of these states have increased, state alcohol excise taxes.  New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our common stock is not listed on any securities exchange; as a result there may be a limited public market for our common stock.   Prices for our common stock are quoted on the Over-The-Counter (OTC) Market.  Securities whose prices are quoted on the OTC Market do not have the same liquidity as securities that trade on a recognized market or securities exchange.  An active trading market for our common stock may not be sustained in the future.  As a result, stockholders may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock.

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

Significant influence over our affairs may be exercised by our principal stockholders.  As of March 14, 2014, the significant stockholders of our company are our Chairman, Ian M. Cumming (approximately 8.7% beneficial ownership, including ownership by certain family members, but excluding Mr. Cumming’s charitable foundation) and one of our directors, Joseph S. Steinberg (approximately 9.6% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg’s private charitable foundation).  Accordingly, Messrs. Cumming and Steinberg could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.       Properties.

Crimson’s vineyards and winemaking facilities are described in Item 1.  Included at the owned Pine Ridge Vineyards winemaking facility are approximately 9,000 square feet of executive and administrative offices. Subsequent to year end, the company entered into negotiations to lease space to relocate its administrative offices to another site in Napa, California allowing more space and focus on the Pine Ridge Vineyards site for consumers and hospitality.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded in the over-the-counter market, OTC Market, under the symbol “CWGL.”  The Company’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.

The following table sets forth the high and low sales price of the Company’s common stock, as published by the National Association of Securities Dealers OTC Bulletin Board Service.

	High	Low

2013
First Quarter (beginning February 25, 2013)	$10.87	$7.26
Second Quarter	9.90	8.40
Third Quarter	9.80	5.48
Fourth Quarter	9.55	7.95

2014
First Quarter (through March 11, 2014)	$8.95	$7.97

On March 11, 2014, the closing sales price for the Company’s common stock was $8.25 per share.  As of that date, there were 1,838 stockholders of record.  No dividends have been paid since the Distribution.  The Company does not have a regular dividend policy and whether or not to pay dividends will be determined each year by our board of directors.  The payment of dividends will also be subject to the terms and covenants contained in the Company’s revolving credit facility.

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

The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and a peer group index (the “Peer Group Index”) (see footnote(1) to the graph) for the period commencing February 25, 2013 to December 31, 2013. Index data was furnished by Standard & Poor’s Capital IQ. The graph assumes that $100 was invested on February 25, 2013 in each of our common stock, the S&P 500 Index and the Peer Group Index and that all dividends were reinvested.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.    The Company neither makes nor endorses any predictions as to future stock performance.

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

	Year Ended December 31,

	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA
Revenues	$56,472	$48,774	$39,306	$23,762	$21,700
Gross Profit	26,787	24,090	15,861	9,144	5,115
Income (loss) from operations	4,710	5,365	(123)	(812)	(4,177)
Net income (loss)	7,108	211	(4,310)	(4,318)	(7,260)
Net income (loss) per share (a)	0.29	0.01	(0.18)	(0.18)	(0.30)

	At December 31,
					(Unaudited)
	2013	2012	2011	2010	2009

	(In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA
Current Assets	$77,231	$54,138	$49,922	$30,724	$30,502
Property and equipment	109,036	108,986	110,783	64,263	66,924
Goodwill and intangible assets	19,873	21,079	22,593	177	187
Total assets	206,140	184,203	183,298	95,164	97,613
Due to Leucadia and its affiliates	-	152,183	151,441	103,421	101,660
Long-term debt, including current maturities	-	-	-	66	224
Equity	198,129	25,833	25,622	(11,224)	(6,906)
Book value per share (a)	8.10	1.06	1.05	(0.46)	(0.28)

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

Liquidity and Capital Resources

General

Crimson’s principal sources of liquidity are its available cash, funds generated from operations and its revolving bank credit facility.  In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA and CoBank, FCB as joint lenders, comprised of an A facility and a B facility, which together is secured by substantially all of Crimson’s assets.  Revolving credit facility A is for up to $10,000,000 of availability for a five year term, collateralized by accounts receivable, inventory and intangibles. Term revolving credit facility B is for up to $50,000,000 of availability for a fifteen year term, collateralized by real property, including vineyards and certain winery facilities of Crimson.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to commitment fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and would have been 1.668% to 1.973% at December 31, 2013.  The facility can be used to fund acquisitions, capital projects, and working capital requirements; no amounts are currently outstanding.

Prior to the Distribution, Crimson relied upon Leucadia for debt financing and equity contributions for all of its liquidity needs, including $86,018,000 for the acquisition of Seghesio Family Vineyards in May 2011.  As of December 31, 2012, the aggregate amount payable by Crimson to Leucadia and its affiliates was $152,183,000, all of which was contributed to capital before the Distribution. As a result, subsequent to the Distribution, Crimson did not record interest expense relating to this borrowing.  Crimson’s positive cash flows from operating activities have improved during the last three years as a result of growth through winery acquisitions, increased sales from new product launches, improved brand recognition of its existing portfolio and increased higher margin direct to consumer sales.

In March 2013, pursuant to the separation agreement entered into with Leucadia, Leucadia paid $14,175,000 to Crimson as a capital contribution.  No additional capital contributions from Leucadia have been or will be made.

As of December 31, 2013, Crimson’s commitments for capital expenditures were not material.  Crimson expects to spend approximately $5,400,000 for capital expenditures during 2014, of which $1,100,000 is for technology enhancements related to growth, including infrastructure expansion and to enhance capabilities now expected by consumers, including mobile commerce.  As such, these expenditures do not relate to required maintenance or similar costs to sustain our existing operations.  The remaining $4,300,000 is for vineyard development, barrel purchases and other winery and facility improvements.  Crimson expects to use its available cash and cash flows generated from operating activities to fund its capital expenditures.

Consolidated Statements of Cash Flows

Net cash provided by operating activities was $10,333,000, $6,982,000 and $4,998,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Cash flows from operating activities improved during 2013 as compared to 2012, principally due to a decrease in cash paid for interest, and a lower increase in inventory, $1,232,000 in 2013 as compared to $4,105,000 in 2012, primarily due to a large inventory balance in 2012 related to the large harvest, as well as 16% revenue growth in 2013.

Cash flows from operating activities also reflect interest paid to Leucadia.  Interest paid to Leucadia was $122,000, $1,500,000 and $972,000 during 2013, 2012 and 2011, respectively.

Net cash used for investing activities was $15,243,000, $3,909,000 and $89,156,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Acquisition of property, equipment and leasehold improvements increased in 2013 as compared to 2012 principally due to capital expenditures related to fermentation capacity expansion at Seghesio Family Vineyards.  Proceeds from disposals of property and equipment include $1,754,000 in 2013 from the sale of a non-strategic vineyard and sales of used barrels during all years.  In addition, $10,500,000 was used during 2013 for investing in FDIC insured U.S. Certificates of Deposit.

Net cash used for investing activities during 2011 also reflects $86,018,000 for the acquisition of Seghesio Family Vineyards in 2011.  The following table summarizes the fair values of the assets and liabilities related to Seghesio Family Vineyards at the date of acquisition:

Inventory	$11,826,000
All other current assets	3,181,000
Property, plant and equipment	48,503,000
Goodwill and intangible assets	23,303,000
Other assets	82,000
Total assets acquired	86,895,000
Current liabilities acquired	877,000
Net assets acquired	$86,018,000

During 2013 and 2012, net cash used for financing activities reflects $1,700,000 and $3,000,000, respectively, of principal payments on debt to Leucadia and for 2013, the capital contribution of $14,175,000, discussed above.  During 2011, net cash provided by financing activities of $86,090,000 principally includes the funds provided by Leucadia as a capital contribution and loan for the acquisition of Seghesio Family Vineyards.

As shown below, at December 31, 2013, Crimson’s contractual cash obligations totaled $16,424,000.

	Payments Due by Period (in thousands)
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Grape purchase contracts	$16,028	$6,475	$5,866	$2,169	$1,518
Operating Leases, net of sublease income	396	112	166	76	42

Total Contractual Cash Obligations	$16,424	$6,587	$6,032	$2,245	$1,560

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

Inventory—Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out method.  Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory.  In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.  As required, Crimson reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value.  Crimson’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.  Reductions to the carrying value of inventories are recorded in cost of sales.  If future demand and/or pricing for Crimson’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability.  Inventory write-downs of $0, $50,000 and $51,000 were recorded during 2013, 2012 and 2011, respectively.

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

The Company did not recognize any impairment charges associated with long-lived assets during the three year period ended December 31, 2013.

Depletion Allowances—Crimson pays depletion allowances to its distributors based on their sales to their customers.  These allowances are estimated on a monthly basis by Crimson, and allowances are accrued as a reduction of revenues.  Subsequently, distributors will bill Crimson for actual depletions, which may be different from Crimson’s estimate.  Any such differences are recognized in revenues when the bill is received.  Crimson has historically been able to estimate depletion allowances without any material differences between actual and estimated expense.

Results of Operations

Overview

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues and gross profit for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011

Revenues:
Wholesalers	$32,612	$27,015	$20,431
Direct to consumers	19,656	18,113	15,363
Bulk wine and grape sales, event fees and retail sales	4,204	3,646	3,512
	$56,472	$48,774	$39,306

Gross profit:
Wholesalers	$14,532	$13,163	$6,555
Direct to consumers	12,394	10,598	9,075

Bulk wine and grape sales, event fees and retail sales	(139)	379	282
Inventory write-down	-	(50)	(51)
	26,787	24,090	15,861

Expenses:
Sales and marketing	12,807	11,452	9,280
General and administrative	9,172	7,273	6,704
Administrative service fees to Leucadia National Corporation	98	-	-
Income (loss) from operations	$4,710	$5,365	$(123)

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants.  As permitted under federal and local regulations, Crimson has also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the internet and direct outreach to customers.  Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors.  From time to time Crimson may sell grapes or bulk wine, because the wine does not meet the quality standards for Crimson’s products, because market conditions have changed resulting in reduced demand for certain products, or because Crimson may have produced more of a particular varietal than it can use.  When these sales occur they may result in a loss.

Cost of sales includes grape and bulk wine costs, whether purchased or produced from Crimson’s controlled vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs.  For Crimson controlled vineyard produced grapes, grape costs include annual farming costs and amortization of vineyard development expenditures.  For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months.  Reductions to the carrying value of inventories to estimated net realizable value are also included in costs of sales.

At December 31, 2013, wine inventory includes approximately 748,000 cases of bottled and bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Statement of Operations

Revenues increased $7,698,000 in 2013 as compared to 2012 as a result of an 18.5% increase in case sales, an increase in bulk wine and grape sales, offset by a 1.8% reduction in revenue per case, due to a shift in product mix with more volume growth in lower priced products.  Wholesale revenues increased $5,597,000 in 2013 as compared to 2012, of which $1,047,000 pertains to growth in the export market, and $4,550,000 to domestic wholesale where all brands recognized growth.  Direct to consumer revenue increased $1,543,000 in 2013 as compared to 2012 primarily as a result of a $1,422,000 increase in revenue from wine club sales, predominately attributable to an increase in wine club membership and an overall increase in price point for wine included in shipments across all brands, and a $250,000 increase in tasting room revenue.  In addition, revenue from bulk wine and grape sales increased $485,000.  Revenue increases were partially offset by a $56,000 revenue decrease in special events and a $74,000 decrease in e-commerce.

Revenues increased in 2012 as compared to 2011, principally due to the acquisition of Seghesio Family Vineyards in May 2011.  Revenues from Seghesio Family Vineyards were $20,074,000 in 2012 and $9,899,000 in 2011.  Revenues from Pine Ridge brands declined $604,000 primarily due to a private label wine sold during the first six months of 2011 which was not repeated in 2012.  Archery Summit sales were $123,000 lower in 2012 attributable to a decrease in both wholesale sales and direct to consumer sales.  These decreases were partially offset by a $463,000 increase in sales for Chamisal Vineyards, which had growth in both wholesale and direct to consumer sales.  The remaining change in revenues resulted from reduced sales of bulk wine of $605,000 and increased non-wine revenue of $162,000.

Gross profit increased $2,697,000 in 2013 as compared to 2012 reflecting an increase in wine revenue across all channels, partially offset by an increase in cost of goods sold per case specific to certain wines with a onetime lower cost in the prior year and increased bulk wine sales with larger losses.  Gross profit, excluding Seghesio Family Vineyards of $10,694,000 and $3,601,000 in 2012 and 2011, respectively, increased $1,136,000, reflecting an increase in case wine sales as well as lower cost of goods sold per case for comparable brands.  In addition to changes in revenues, gross profit also reflects net losses on sales of bulk wine and grapes of $1,072,000, $467,000 and $395,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and losses from inventory write-downs as reflected in the table above.  The increase in bulk wine sales in 2013 as compared to 2012 is due to an unusually large harvest in vintage 2012.

Sales and marketing expenses increased $1,355,000 in 2013 as compared to 2012, which includes  a $342,000 increase in variable cost components and a $1,013,000 increase in fixed cost components.  Increases in variable sales and marketing expenses primarily resulted from an increase in broker commissions for higher sales in markets that use a broker, an increase in planned distributor incentives, and an increase in samples and merchant processing fees in proportion to volume, partially offset by decreased certain promotional costs, and decreased event-related expenses, proportionate to the decrease in special event revenue.  Increase in fixed sales and marketing expenses increased primarily due to increased compensation of $388,000, which includes compensation related to the hiring of senior sales and marketing executives in the second quarter of 2012, resulting in partial year expense in 2012 and full year in 2013, and a senior sales and marketing executive in the third quarter of 2013, and advertising, public relations, point of sale and internet marketing of $386,000.  Remaining increase is related to design services primarily for label redesigning of $64,000, travel of $100,000, of which $60,000 pertains to the wholesale domestic and export channel, and $81,000 in contract services related to wholesale data analysis tools.

Sales and marketing expenses, excluding Seghesio Family Vineyards of $2,291,000 and $1,580,000 in 2012 and 2011, respectively, increased $1,461,000 in 2012, of which $286,000 resulted from variable cost increases and $1,175,000 from fixed cost increases.  Variable cost increases resulted from increased costs for promotions, distributor samples and events and direct to consumer events, partially offset by decreases in broker commissions and credit card fees in proportion to volume.  Fixed sales and marketing expenses increased primarily due to increased overhead costs of $918,000 necessary for business expansion, increased insurance costs of $47,000 and increased marketing costs related to packaging and collateral of $162,000.

General and administrative expenses increased $1,899,000 in 2013 as compared to 2012, principally due to $450,000 in executive bonuses approved by Crimson’s board of directors in relation to the spin-off from Leucadia, $605,000 in costs for new services to satisfy standalone public company requirements, $209,000 increase in accounting fees related to standalone audit and filing requirements, $160,000 in other taxes related to standalone franchise tax requirements, $138,000 in contract services primarily related to technology and software support, $31,000 in property taxes, and $155,000 in insurance expense related to standalone policies.

General and administrative expenses, excluding Seghesio Family Vineyards of $2,585,000 and $2,276,000 in 2012 and 2011, respectively, increased $260,000, principally due to a $243,000 increase in payroll related expense, $65,000 of higher recruiting fees and $46,000 in legal fees primarily related to label litigation that resulted in a favorable outcome, partially offset by a $53,000 reduction in bad debt expense and a $51,000 reduction in repair and maintenance expense.

Interest expense reflects the costs of funds borrowed from Leucadia, which funds were contributed to capital prior to the Distribution.

Historically, Crimson has been included in the consolidated federal income tax return of Leucadia and filed a California state income tax separate from Leucadia. Prior to 2013, Crimson had not recorded a federal or state income tax benefit for its pre-tax losses, as sufficient evidence did not exist to enable Crimson to conclude that it is more likely than not that it can generate sufficient taxable income in the future to realize such benefits.  As a result, Crimson recorded a full valuation allowance against its net deferred tax asset, which is the primary reason for the difference between the effective income tax rate and the federal statutory rate for 2012 and 2011.  As of December 31, 2013, the Company determined it is more likely than not that a portion of the benefit will be realized, and therefore recorded a net deferred tax asset of $2,500,000.  For the year ended December 31, 2013 and 2012, the income tax provision reflects $75,000 and $11,000, respectively, for California and Oregon state income tax.  Prior to 2012, Crimson paid California and Oregon state minimum income taxes aggregating $2,800 per year.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Crimson does not currently have any exposure to financial market risk.  Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  Prior to the Distribution, Crimson did not have any significant outstanding debt instruments other than amounts due to Leucadia; therefore, Crimson was not exposed to market risk relating to interest rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility, which would include interest at floating rates on borrowings.

Item 8.       Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.       Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2013.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.  For so long as we qualify as an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

As of March 14, 2014, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at anytime during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

Ian M. Cumming, age 73.  Mr. Cumming has served as a director since March 1994 and Chairman of Crimson since April 2008.  He has been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986, and a director of HomeFed Corporation (“HomeFed”), a California residential real estate development company, since May 1999.  Mr. Cumming currently serves as a director of American Investment Company, a family-owned investment company with diversified holdings.  Mr. Cumming previously served as a director of Leucadia until July 2013 and was Chairman of the Board until March 2013.  He also previously served as a director of Jefferies Group, Inc. (“Jefferies”), a full service global investment bank and institutional securities firm that was acquired by Leucadia in March 2013.  Mr. Cumming also previously served as a director of Fortescue Metals Group Ltd. (“Fortescue”), AmeriCredit Corp. and Mueller Industries, Inc. (“Mueller”), the Chairman of the Board of The FINOVA Group Inc. (“Finova”), and a member of the Board of Managers of Premier Entertainment Biloxi, LLC. (“Premier”).  Mr. Cumming has managerial and investing experience in a broad range of businesses through his more than 30 years as Chairman and Chief Executive Officer of Leucadia.  He also has experience serving on the boards of directors and committees of both public and private entities.

Joseph S. Steinberg, age 70.  Mr. Steinberg was elected as a director in February 2013.  Mr. Steinberg has been President of Leucadia since January 1979, a director of Leucadia since December 1978 and Leucadia’s Chairman of the Board since March 2013.  Mr. Steinberg has been a director of HomeFed since August 1998 and Chairman of the Board of HomeFed since December 1999.  Mr. Steinberg is also a director of Jefferies.  Mr. Steinberg had previously served as a director of Jordan Industries, Inc., White Mountains Insurance Group, Ltd, Finova, Fortescue and Mueller, and was a member of the Board of Managers of Premier.  Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia.  He also has experience serving on the boards and committees of both public and private companies.

John D. Cumming, age 46.  Mr. Cumming was elected as a director in February 2013.  Mr. Cumming has been the Chairman, Chief Executive Officer and President of Powdr Corporation, a private company engaged in the development of ski resorts, since 1994.  Mr. Cumming has also been the President of the United States Ski and Snowboard Team Foundation since 2010.  Mr. Cumming previously served in several senior roles at the Park City Foundation, including as a member of the Board of Trustees and Chairman.  Mr. Cumming is also a director of Cumming Investment Company.  Mr. Cumming has managerial and investing experience in a broad range of businesses through his service as a senior executive and director of Powdr, his involvement as a founding shareholder of Mountain Hardwear and his tenure on various boards of directors.  Ian M. Cumming is the father of John D. Cumming.

Avraham M. Neikrug, age 44.  Mr. Neikrug was elected as a director in February 2013.  Mr. Neikrug has been the Managing Partner of Goldenhill Ventures, a private investment firm that specializes in buying and building businesses in partnership with management, since June 2011.  Mr. Neikrug has served as Vice President in Goldenhill Ventures LLC since June 2011 and Spin Holdings LLC since December 1999.  Mr. Neikrug has managerial and investing experience in a broad range of businesses through his founding and operating of JIR Inc., a company involved in the development of regional cable television throughout Russia, JIRP, a business-to-business internet service provider (ISP) based in Austria, and M&A Argentina, a private equity effort in Argentina.  Avraham M. Neikrug’s father is a first cousin to Joseph S. Steinberg.

Douglas M. Carlson, age 57.  Mr. Carlson was elected as a director in March 2013.  Mr. Carlson has been Executive Vice President of Digital Content and Marketing of NOOK Media LLC, a subsidiary of Barnes & Noble, Inc., since October 2013.  From April 2010 to September 2013, Mr. Carlson previously was Managing Partner of Rancho Valencia Resort & Spa, a tennis resort that includes fractional real estate.  Prior to that, Mr. Carlson was Executive Chairman and Managing Director of Zinio, LLC and VIV Publishing, a digital publishing, retail and distribution platform for magazines, since 2005.  Mr. Carlson co-founded FIJI Water Company LLC, Inc. in 1996 and served as its Chief Executive Officer from 1996 to 2005.  Prior to joining FIJI, Mr. Carlson served as the Senior Vice President and Chief Financial Officer for The Aspen Skiing Company, from 1989 to 1996.  Mr. Carlson has managerial and investing experience both within and outside the hospitality industry, as well as having been a certified public accountant.

Craig D. Williams, age 63.  Mr. Williams was elected as a director in March 2013.   Mr. Williams has been owner of Craig Williams Wine Company, a consulting business focused on winemaking and viticulture, since 2008.  From 1976 to 2008, Mr. Williams held a variety of winemaking roles at Joseph Phelps Vineyards, rising to Senior Vice President of Winegrowing, responsible for all viticulture and winemaking activities, from 1999 to 2008.  Mr. Williams has managerial experience and experience in multiple aspects of the wine business.

Erle Martin, age 50.  Mr. Martin was elected as a director in March 2013.  Mr. Martin has served as President and Chief Executive Officer of Crimson since August 2007. Mr. Martin has over 25 years experience in the wine business.  Mr. Martin was at the Francis Ford Coppola companies from 1996 to 2007, working mainly as the President of the Wine Division.  Mr. Martin was at Young’s Market,

the fourth largest wine and spirits distributor in the U.S., from 1988 to 1996, working mainly as the Vice President of the State Fine Wine division.  Mr. Martin has managerial experience in the wine business.

Patrick M. DeLong, age 49.  Mr. DeLong has served as Chief Financial & Operating Officer of Crimson since July 2007.  Mr. DeLong served as the Senior Vice President & CFO of Icon Estates, which was a fine wine division of Constellation Brands, Inc., from 2004 to 2006.  Mr. DeLong was at the Robert Mondavi Corporation in a variety of roles from 1998 to 2004, including Senior Vice President of Finance & Planning.

Mike S. Cekay, age 42.  Mr. Cekay has served as Senior Vice President of Global Sales of Crimson since May 2012.  Mr. Cekay served as the Executive Vice President, Global Sales Manager of Don Sebastiani & Sons from 2009 to 2012.  Mr. Cekay was Vice President of Sales at Future Brands LLC from 2007 to 2009.  Mr. Cekay was Divisional Sales Vice President for Beam Wine Estates from 2005 to 2007.

Mary J. Dale, age 50.  Ms. Dale has served as Senior Vice President of Marketing and Consumer Sales since September 2013.  Prior to this, Ms. Dale was Chief Consumer Direct Officer for KLH Technology and Consulting from 2012 to 2013.  Ms. Dale was Managing Director of Consumer Development for the Vincraft Group from 2010 to 2012.  Ms. Dale was a consultant for various wine industry companies from 2008 to 2010, specializing in marketing and consumer sales.  Earlier in her career, Ms. Dale was Vice President of Customer Marketing nationally for AT&T Wireless and Senior Vice President of Marketing for Gateway Computers, Inc.

Natasha K. Hayes, age 42.  Mrs. Hayes has served as Vice President of Marketing of Crimson since May 2012.  Mrs. Hayes was Marketing Director at Jackson Family Wines from 2010 to 2011.  Mrs. Hayes was a consultant at Hayes Consulting from 2011 to May 2012, specializing in marketing.  Mrs. Hayes was Group Marketing Director at Constellation Wine US from 2007 to 2010.  Mrs. Hayes served as the Group Brand Manager of Fosters Wine Group, from 2001 to 2007.

Committees of the Board

The Board of Directors of the Company has a standing Audit Committee.  It does not have a compensation or nominating committee.  As our common stock is traded on OTC Market, we are not subject to listing standards that would require us to have a compensation committee or that would require director nominees to be selected or recommended by a majority of independent directors or a nominating committee comprised solely of independent directors.  The Board believes it is appropriate to have all directors involved in setting executive and director compensation and in the process of nominating directors, rather than delegate these responsibilities to a smaller group of directors.  As indicated below, under the listing standards of the NASDAQ Stock Market, Messrs. Carlson, Neikrug and Williams are independent directors serving on the Board.  The Company will continue to evaluate the need for a compensation committee and a nominating committee in the future.

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

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total

Erle Martin,	2013	$412,000	$550,000	$6,218	$968,218
President & Chief Executive Officer	2012	$405,781	$300,000	$4,718	$710,499

Patrick M. DeLong,	2013	$275,000	$400,000	$4,843	$679,843
Chief Financial & Operating Officer	2012	$266,731	$162,500	$4,718	$433,949

Mike S. Cekay,	2013	$275,000	$47,000	$21,175	$343,175
Senior Vice President of Sales	2012	$195,673	$-	$12,277	$207,950

Bonus for Mr. Martin and Mr. DeLong include $250,000 and $200,000, respectively, in executive bonuses approved by Crimson’s board of directors in relation to the spin-off from Leucadia.  All other compensation represents 401(k) contributions and for Mr. Cekay, a car allowance of $1,400 per month.

Employment Agreements

Patrick DeLong.  On June 27, 2007, we entered into an agreement with Mr. DeLong.  The agreement continues until terminated by us or Mr. DeLong, or due to his death or disability which renders him unable to perform his duties under the agreement for 90 consecutive days in any 12-month period.  Mr. DeLong’s annual base salary under the agreement was $225,000 per year.  On March 1, 2012, Mr. DeLong’s annual base salary was increased to $275,000 per year.  Mr. DeLong is entitled to an annual bonus opportunity based on performance goals established by us and Mr. DeLong at the beginning of each calendar year.  Mr. DeLong’s target bonus was 40% of his annual base salary for the first full calendar year, 45% for the second full calendar year and 50% for the third full calendar year and subsequent calendar years. We will notify Mr. DeLong if the bonus target becomes different than 50% of his base salary.  Notwithstanding the provisions of the agreement, the board of directors may make a determination as to bonus payable to Mr. DeLong in its discretion.  For example, in June 2013, the Board approved a cash bonus for Mr. DeLong of $200,000 in respect of Mr. DeLong’s work in connection with the Company’s spin-off from Leucadia.  Pursuant to the agreement, Mr. DeLong is also eligible to participate in and receive any stock option grants and to participate in any standard company benefits.  Mr. DeLong is also eligible to share a percentage of our pre-tax income, subject to terms determined by us pursuant to any long-term incentive or deferred compensation program.  Mr. DeLong is entitled to certain benefits if his employment is terminated or upon other events.  See “Potential Payments on Termination or Change of Control” below.

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

Potential Payments on Termination or Change of Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s employment agreement if, as of December 31, 2013, his employment had been terminated (including termination in connection with a change in control).  Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different.  Factors that could affect these amounts include the timing during the year of any such event.

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

Director Compensation

As approved in March 2013, our non-employee directors receive an annual retainer of $25,000 for serving on the Board of Directors and a per meeting fee of $2,500 for each Board or committee meeting attended in person.  Mr. Carlson receives an additional $26,000 annually for serving as Chairman of the Audit Committee, and Mr. Neikrug receives an additional $17,000 annually for serving on the Audit Committee.  The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings.  The 2013 director compensation for our non-employee directors is set forth below.

Director Compensation Table
Name	Fees earned or paid in cash		All Other Compensation	Total

Non-Employee Directors	$ 25,000	(a)	$ -	Varies according to number
	+ $2,500	(b)		of meetings held
Ian M. Cumming
Joseph S. Steinberg
John D. Cumming
Craig D. Williams

Non-Employee Directors	$ 25,000	(a)		Varies according to number
– Audit Committee Members	+ $2,500	(b)		of meetings held
Avraham M. Neikrug	+ $17,000	(c)
Douglas M. Carlson	+ $26,000	(d)

(a) Non-employee directors receive an annual retainer of $25,000 for serving on the Board.
(b) Non-employee directors receive a per meeting fee of $2,500 for each Board or committee meeting attended in person.
(c) Mr. Neikrug receives an additional $17,000 annually for serving on the Audit Committee.
(d) Mr. Carlson receives an additional $26,000 annually for serving as Chairman of the Audit Committee.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

In connection with the Distribution, our Board of Directors adopted an equity compensation plan, which allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and other stock-based awards, and performance-based compensation awards to its officers, employees, and non-employee directors.  The equity compensation plan will be administered by our Board of Directors, which is authorized to select the officers, employees and non-employee directors to whom awards will be granted, and to determine the type and amount of such awards.  The maximum number of shares available for issuance under the plan is 1 million.  To the extent permitted by Section 162(m) of the Code, our Board of Directors is authorized to design any award so that the amounts or shares payable or distributed pursuant to such award will be treated as “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and related regulations.  The equity compensation plan was filed as an Exhibit to the Company’s Form 8K, filed on February 1, 2013.  This summary of the plan is qualified in its entirety by reference to the full text of the plan.  As of the date of this report, no grants have been made under the plan.

Present Beneficial Ownership

Set forth below is certain information as of March 14, 2014, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common shares, which is our only class of voting securities, (2) each director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by Mr. Cumming and (5) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o Crimson Wine Group, 5901 Silverado Trail, Napa, CA 94558.

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

As of March 11, 2014, Cede & Co. held of record 19,790,201 shares of our common stock (approximately 80.9% of our total common stock outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

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

Administrative Services Agreement

We and Leucadia entered into an administrative services agreement upon spin-off whereby Leucadia or its subsidiaries were to provide to us certain administrative services.  The services that Leucadia was to provide to us include SEC and tax filing services, and the fees are intended to allow Leucadia to fully recover the costs directly associated with providing the services, plus out-of-pocket costs and expenses.  The annual fee for these services was to be $180,000, payable in monthly installments of $15,000, with an initial one year term with an evergreen renewal clause for subsequent annual periods, and terminable by either party on six months prior notice.  Effective August 1, 2013, Leucadia and the Company agreed to amend the administrative service agreement to reduce the administrative services provided to the Company by Leucadia and correspondingly reduce the monthly fee from $15,000 to $4,500.  The Company began to provide the administrative services that were no longer provided to the Company by Leucadia.  The amendment also provided that the administrative services agreement would terminate in full in February 2014, which it did.

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

Amounts Due to Leucadia and its Affiliates

Amounts due to Leucadia and its affiliates were $0, $152,183,000, and $151,441,000 as of December 31, 2013, 2012 and 2011, respectively.  Amounts due to Leucadia and its affiliates did bear interest at a specified bank prime rate plus 0.125%.  All amounts were payable on demand, except for the $45,000,000 note issued to Leucadia in connection with the acquisition of Seghesio Family Vineyards that was due May 13, 2013.  Unpaid interest, if any, was added to the principal balance on a quarterly basis.  Prior to the Distribution, the remaining balance due to Leucadia and its affiliates was contributed to capital.  Interest expense to affiliates was $783,000, $5,192,000, and $4,494,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Director Independence

The Board of Directors has determined that Mr. Neikrug, Mr. Carlson and Mr. Williams are independent applying the NASDAQ Stock Market’s listing standards for independence.

Item 14.     Principal Accounting Fees and Services.

Prior to formation of the Audit Committee, the Board of Directors adopted a policy for pre-approval by the Audit Committee of all audit and non-audit work performed by the Company’s independent registered public accounting firm, Moss Adams LLP, and has pre-approved (i) certain general categories of work where no specific case-by-case approval is necessary (“general pre-approvals”) and (ii) categories of work which require the specific pre-approval of the Audit Committee (“specific pre-approvals”).  For additional services or services in an amount above the annual amount that has been pre-approved, additional authorization from the Audit Committee is required.  The Audit Committee has delegated to Chairman of the Audit Committee the ability to pre-approve all of these services in the absence of the full committee.  Any pre-approval decisions made by the Chairman of the Audit Committee under this delegated authority will be reported to the full Audit Committee.  All requests for services to be provided by Moss Adams LLP that do not require specific approval by the Audit Committee must be submitted to the Chief Financial Officer of the Company, who determines whether such services are in fact within the scope of those services that have received the general pre-approval of the Audit Committee.  The Chief Financial Officer reports to the Audit Committee periodically, at a minimum quarterly.

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

The following table sets forth the aggregate fees incurred by us for the following periods relating to our independent accounting firm, Moss Adams LLP:

	Fiscal Year Ended December 31,
	2013	2012

Audit Fees	$251,600	334,500
Audit Related Fees	5,600	5,600
Tax Fees	27,700	30,600
	$284,900	370,700

During 2012, additional audit fees of $271,000, excluded above, were incurred as a result of Leucadia’s decision to make the Distribution; Leucadia reimbursed Crimson for such fees.  Tax fees relate to services that are normally provided in connection with statutory and regulatory filings.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

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

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12G (“Amendment No. 1”) (No. 000-54866)).*

3.2	Certificate of Amendment to Certificate of Incorporation, effective November 16, 2007 (filed as Exhibit 3.2 to Amendment No. 1).*

3.3	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the February 23, 2013 Form 8-K).*

3.4	Bylaws (filed as Exhibit 3.4 to Amendment No. 1).*

3.5	Amended and Restated Bylaws (filed as Exhibit 3.2 to the February 23, 2013 Form 8-K).*

4.1	Form of Specimen Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12G).*

10.1	Employment Agreement between Leucadia Cellars & Estates, LLC and Patrick M. DeLong, dated June 19, 2007 (filed as Exhibit 10.1 to Amendment No. 1).* +

10.2	Employment Agreement between Crimson Wine Group, Ltd. and Mike S. Cekay, dated March 26, 2012 (filed as Exhibit 10.2 to Amendment No. 1).* +

10.3	Tax Matters Agreement dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 10.1 to the February 23, 2013 Form 8-K).*

10.4	Administrative Services Agreement, dated February 23, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 10.2 to the February 1, 2013 Form 8-K).*

10.5	First Amendment to Administrative Services Agreement, dated August 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 10.1 to the August 1, 2013 Form 8-K).*

10.6	Crimson Wine Group, Ltd. 2013 Omnibus Incentive Plan (filed as Exhibit 10.3 to the February 23, 2013 Form 8-K).* +

10.7

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

101

Financial statements from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

CRIMSON WINE GROUP, LTD.

Date: March 14, 2014	By:	/s/ Patrick M. DeLong
Name: Patrick M. DeLong
Title: Chief Financial & Operating Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

4
Date	Signature	Title

March 14, 2014 By:	/s/ Ian M. Cumming	Chairman of the Board and Director
Ian M. Cumming

March 14, 2014 By:	/s/ Joseph S. Steinberg	Director
Joseph S. Steinberg

March 14, 2014 By:	/s/ Erle Martin	Director, President & Chief Executive Officer
	Erle Martin	(Principal Executive Officer)

March 14, 2014 By:	/s/ Patrick M. DeLong	Vice President, Chief Financial & Operating Officer
	Patrick M. DeLong	(Principal Financial and Accounting Officer)

March 14, 2014 By:	/s/ John D. Cumming	Director
John D. Cumming

March 14, 2014 By:	/s/ Avraham M. Neikrug	Director
Avraham M. Neikrug

March 14, 2014 By:	/s/ Douglas M. Carlson	Director
Douglas M. Carlson

March 14, 2014 By:	/s/ Craig D. Williams	Director
Craig D. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Crimson Wine Group, Ltd.

We have audited the accompanying consolidated balance sheets of Crimson Wine Group, Ltd. and subsidiaries (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for the years ended December 31, 2013, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed further in Notes 1, 9, 10 and 13 to the financial statements, on February 25, 2013, the Company was spun-off from Leucadia National Corporation (“Leucadia”), through a distribution of the Company’s shares to Leucadia shareholders.  Concurrent with the distribution, the Company’s outstanding balance due to Leucadia was contributed to the Company’s capital.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crimson Wine Group, Ltd. and subsidiaries, as of December 31, 2013 and 2012, and the consolidated results of their operations, comprehensive income and cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Santa Rosa, California

March 14, 2014

CRIMSON WINE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(Dollars in thousands, except par value)

	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$13,269	$5,704
Investments available for sale	10,470	-
Accounts receivable, net	5,144	4,501
Inventory	44,293	43,061
Other current assets	1,055	872
Deferred tax asset, current	3,000	-
Total current assets	77,231	54,138

Property and equipment, net	109,036	108,986
Goodwill	1,053	1,053
Intangibles and other non-current assets	18,820	20,026

Total assets	$206,140	$184,203

LIABILITIES
Current liabilities:
Accounts payable	$3,896	$1,279
Accrued compensation related expenses	2,061	1,936
Other accrued expenses	1,226	2,743
Customer deposits	328	229
Due to Leucadia National Corporation and its affiliates	-	152,183
Total current liabilities	7,511	158,370

Deferred tax liability, non-current	500	-

Total liabilities	$8,011	$158,370

EQUITY
Common shares, par value $0.01 per share, authorized 150,000,000	245	245
shares; 24,458,368 issued and outstanding
Additional paid-in capital	277,520	112,302
Accumulated other comprehensive loss	(30)	-
Accumulated deficit	(79,606)	(86,714)
Total equity	198,129	25,833

Total	$206,140	$184,203

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2013, 2012 and 2011

(In thousands, except per share amounts)

	2013	2012	2011

Net sales	$56,472	$48,774	$39,306
Cost of sales	29,685	24,684	23,445
Gross profit	26,787	24,090	15,861

Operating expenses:
Sales and marketing	12,807	11,452	9,280
General and administrative	9,172	7,273	6,704
Administrative service fees paid to Leucadia National Corporation	98	-	-
Total operating expenses	22,077	18,725	15,984

Income (loss) from operations	4,710	5,365	(123)

Other income (expense):
Interest expense	(901)	(5,192)	(4,495)
Other income, net	964	49	311
Total other income (expense)	63	(5,143)	(4,184)

Income before income taxes	4,773	222	(4,307)

Income tax provision (benefit)	(2,335)	11	3

Net income (loss)	$7,108	$211	$(4,310)

Basic and fully diluted weighted-average shares outstanding	24,458	24,458	24,458

Basic and fully diluted earnings per share	$0.29	$0.01	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011

Net income (loss)	$7,108	$211	$(4,310)
Other comprehensive loss:

Net unrealized holding losses on investments
arising during the period	(30)	-	-

Other comprehensive loss	(30)	-	-

Comprehensive income (loss)	$7,078	$211	$(4,310)

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Net cash flows from operating activities:
Net income (loss)	$7,108	$211	$(4,310)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	5,343	5,444	4,977
Amortization of intangible assets	1,514	1,514	887
Leucadia National Corporation and its affiliates interest expense added to
principal	572	3,823	3,522
Loss on write-down of inventory	-	50	51
Provision for doubtful accounts	3	21	74
Net loss (gain) related to disposals of property and equipment	(649)	262	51
Decrease in net deferred tax asset valuation allowance	(2,500)	-	-
Net change in:
Receivables	(646)	84	(775)
Inventory	(1,232)	(4,105)	(1,389)
Other current assets	(183)	(193)	(45)
Other non-current assets	(309)	-	-
Accounts payable, expense accruals and due to Leucadia National
Corporation and its affiliates	1,177	(39)	1,946
Customer deposits	99	(99)	9
Income taxes payable	36	9	-
Net cash provided by operating activities	10,333	6,982	4,998

Net cash flows from investing activities:
Purchase of investments available for sale	(10,500)	-	-
Acquisition of property and equipment	(6,534)	(3,946)	(3,407)
Proceeds from disposals of property and equipment	1,791	37	269
Acquisition of Seghesio, net of cash acquired	-	-	(86,018)
Net cash used for investing activities	(15,243)	(3,909)	(89,156)

Net cash flows from financing activities:
Reduction of debt	(1,700)	(3,000)	(66)
Issuance of debt to Leucadia National Corporation	-	-	45,000
Capital contribution by Leucadia National Corporation	14,175	-	41,156
Net cash provided by (used for) financing activities	12,475	(3,000)	86,090
Net increase in cash and cash equivalents	7,565	73	1,932
Cash and cash equivalents at January 1	5,704	5,631	3,699

Cash and cash equivalents at December 31	$13,269	$5,704	$5,631

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$240	$1,500	$973
Income tax payments, net	$129	$1	$1

Non-cash financing activity:
Conversion of accrued interest to long-term debt	$572	$3,823	$3,522
Conversion of due to Leucadia National Corporation to equity	$151,043	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CRIMSON WINE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the years ended December 31, 2013, 2012 and 2011

(In thousands, except par value)

			Accumulated
	Common	Additional	Other
	Shares $0.01	Paid-In	Comprehensive	Accumulated
	Par Value	Capital	Loss	Deficit	Total
Balance, January 1, 2011	$245	$71,146	$-	$(82,615)	$(11,224)
Net loss				(4,310)	(4,310)
Capital contribution		41,156			41,156

Balance, December 31, 2011	$245	$112,302	$-	$(86,925)	$25,622

Balance, January 1, 2012	$245	$112,302	$-	$(86,925)	$25,622
Net income				211	211

Balance, December 31, 2012	$245	$112,302	$-	$(86,714)	$25,833

Balance, January 1, 2013	$245	$112,302	$-	$(86,714)	$25,833
Net income				7,108	7,108
Other comprehensive loss			(30)		(30)
Cash capital contribution upon spin-off		14,175			14,175
Debt conversion to equity upon spin-off		151,043			151,043
Balance, December 31, 2013	$245	$277,520	$(30)	$(79,606)	$198,129

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.

Notes to Consolidated Financial Statements

1.	Explanatory Note:

Crimson Wine Group, Ltd. (“Crimson”) is a Delaware corporation that has been operating since 1991.  As used herein, the term, “Company” refers to Crimson and its wholly-owned subsidiaries, except as the context may otherwise require.  Prior to February 25, 2013, Crimson was a wholly-owned subsidiary of Leucadia National Corporation (“Leucadia”).  On February 1, 2013, Leucadia declared a pro rata dividend of all of the outstanding shares of Crimson’s common stock in a manner that was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes (the “Distribution”).  Leucadia’s common shareholders received one share of Crimson common stock for every ten common shares of Leucadia (24,458,368 Crimson common shares in the aggregate), with cash in lieu of fractional shares, on February 25, 2013.  The consolidated financial statements and notes thereto give retroactive effect to the Distribution for all periods presented.

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

The Company operates in one segment, the production and sale of premium, ultra premium and luxury wines (i.e., wines that retail for $10 to $14,  $14 to $25 and over $25 per 750ml bottle, respectively).   Crimson is headquartered in Napa, California and through its wholly-owned subsidiaries owns four wineries: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards and Seghesio Family Vineyards.  Pine Ridge was acquired in 1991 and has been conducting operations since 1978, Crimson started Archery Summit in 1993, Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973, and Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895.  Additionally, in 2005 and 2006 Double Canyon Vineyards, a wholly owned subsidiary, was acquired, consisting of an aggregate of 611 acres of land in the Horse Heaven Hills of Washington’s Columbia Valley, of which 447 are plantable to vineyards.  The Company began selling wine from Washington under the Double Canyon Vineyards brand name during the Fall of 2012.

Pine Ridge Vineyards owns 156 acres, which reflects the sale of 12 plantable acres of a non-strategic vineyard in January 2013, and controls through leasing arrangements an additional 20 acres of estate vineyards in five Napa Valley appellations – Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain.  Approximately 165 acres are currently planted and producing grapes.  Archery Summit owns 100 acres and controls through leasing arrangements an additional 20 acres of estate vineyards in the Willamette Valley, Oregon.  Approximately 113 acres are currently planted and producing grapes.  Chamisal Vineyards owns 97 acres of vineyards in the Edna Valley, California, of which 82 acres are currently planted and producing grapes.  Seghesio Family Vineyards owns 299 acres of vineyards in two Sonoma County appellations, the Alexander Valley and Russian River Valley, of which approximately 281 are currently planted and producing grapes.  Double Canyon Vineyards owns 447 plantable acres of vineyards in the Horse Heaven Hills of Washington, of which 87 acres are currently planted and producing grapes.

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

Inventory - Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out method.  Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory.  In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.  As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value.  The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.  Reductions to the carrying value of inventories are recorded in cost of sales.  If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability.  Inventory write-downs of $0, $50,000 and $51,000 were recorded during 2013, 2012 and 2011, respectively.

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

Review of Long-lived Assets for Impairment - For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable.  For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired.  The Company currently has no intangible assets with indefinite lives.  Substantially all of the Company’s goodwill and other intangible assets result from the acquisition of Seghesio Family Vineyards in May 2011.  Amortization of intangible assets is recorded on a straight-line basis over the estimated useful lives of the assets, which range from 7 to 17 years.  The Company evaluates goodwill for impairment at the end of each year, and has concluded that goodwill is not impaired.

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Long-lived assets consist primarily of property and equipment.  Circumstances that might cause the Company to evaluate its long-lived assets for impairment could include a significant decline in the prices of the Company or the industry can charge for its products, which could be caused by general economic or other factors, changes in laws or regulations that make it difficult or more costly for the Company to distribute its products to its markets at prices which generate adequate returns, natural disasters, significant decrease in demand for the Company’s products or significant increase in the costs to manufacture the Company’s products.

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group).  This would typically be at the winery level which is described in note 2 above.  The Company did not recognize any impairment charges associated with long-lived assets during the three year period ended December 31, 2013.

Depletion allowances - The Company pays depletion allowances to its distributors based on their sales to their customers.  These allowances are estimated on a monthly basis by the Company, and allowances are accrued as a reduction of sales.  Subsequently, distributors will bill the Company for actual depletions, which may be different from the Company’s estimate.  Any such differences are recognized in sales when the bill is received.  The Company has historically been able to estimate depletion allowances without any material differences between actual and estimated expense.

(b) Consolidation policy:  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  All intercompany balances and transactions are eliminated in consolidation.

(c) Cash and cash equivalents:  The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents.  The Company had no short-term investments at December 31, 2013 and 2012.

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

(f)  Concentrations of risk:  The Company sells the majority of its wine through distributors and retailers.  Receivables arising from these sales are not collateralized.  For the years ended December 31, 2013, 2012 and 2011, sales to one customer accounted for approximately 14%,  14% and 15% of total sales, respectively.  Amounts due from this customer represented approximately 26% and 20% of accounts receivable as of December 31, 2013 and 2012, respectively.

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

(h) Cost of sales:  Includes grape, juice and bulk wine costs, whether purchased or grown, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs.  For vineyard produced grapes, grape costs include annual farming costs and amortization of vineyard development expenditures.  For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months.

(i) Taxes not on income:  Excise taxes are levied by government agencies on the sale of alcoholic beverages, including wine.  These taxes are not collected from customers but are instead the responsibility of the Company.  Excise taxes of $982,000,  $836,000 and $760,000 in 2013, 2012 and 2011, respectively, were recognized as a reduction to wine sales.  Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

(j) Advertising costs:  Advertising costs are expensed as incurred and were $286,000,  $81,000 and $82,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Net tax assets are recorded to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial results of operations.  Prior to 2013, the Company had recorded a full valuation allowance related to its net deferred tax asset.  As of December 31, 2013, the Company determined it is more likely than not that a portion of the deferred tax asset will be realized in the future, and therefore reduced the valuation allowance resulting in the recognition of a net deferred tax asset of $2,500,000.

Prior to the Distribution, the Company and its subsidiaries were included in the consolidated federal and certain consolidated or combined state income tax returns of Leucadia.  However, the provisions for income taxes in the consolidated statements of operations have been determined on a theoretical separate-return basis.  The Company does not have any unrecognized tax benefits; however, if it did the Company would record accrued interest and penalties related to unrecognized tax benefits as income tax expense.  See Note 13 for more information.

(l) Allocation of expenses: For the years ended December 31, 2013, 2012 and 2011, the consolidated financial statements include amounts billed/(credited) by Leucadia for general corporate insurance of ($85,000), $305,000 and $335,000, respectively, and for internal audit procedures related to Leucadia’s consolidated audit of internal controls over financial reporting of $28,000, $13,000 and $38,000, respectively.  Amounts billed for insurance were determined either by the Company’s directly determined share of third-party insurance premiums or, if an allocation of third-party insurance premiums, based on the Company’s relative revenues and assets as compared to Leucadia’s consolidated revenues and consolidated assets.  Costs related to internal audit services were based on actual hours spent and the internal auditors’ employment and travel costs.  Subsequent to the Distribution, the Company became responsible for obtaining its own general corporate insurance policies and internal audit services, which resulted in additional expense as a result of standalone policies and requirements.

The Company incurred certain new and incremental costs as a standalone public company including director fees and expenses for its new board of directors, standalone Delaware franchise tax, standalone insurance policies increased legal and accounting fees for reviews for the Company’s publicly filed financial statements, proxy and other filings and other services.  Such costs totaled approximately $1,600,000 during 2013 and the Company estimates these costs to be approximately $1,000,000 per year in future years.  In addition, the Company entered into an Administrative Services Agreement with Leucadia whereby Leucadia or its subsidiaries was to provide services principally related to the Company’s public filings and financial analysis.  The charges for the administrative services was $180,000 per year, and allowed Leucadia to fully recover the costs directly associated with providing the services, plus out-of-pocket costs and expenses.  Effective August 1, 2013, Leucadia and the Company agreed to amend the administrative services agreement to reduce the administrative services provided to the Company by Leucadia and correspondingly reduce the monthly fee from $15,000 to $4,500.  The Company began to provide the administrative services that were no longer provided to the Company by Leucadia.  Pursuant to the amendment, the administrative services agreement terminated in full in February 2014.

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

Amounts allocated to intangible assets, the amortization period and goodwill were as follows (dollars in thousands):

		Amortization
	Amount	Years

Brand	$17,500	17
Distributor relationships	2,600	14
Customer relationships	1,900	7
Legacy permits	250	14
Subtotal, intangible assets	22,250
Goodwill	1,053
Total	$23,303

All of the goodwill is deductible for income tax purposes.

For the year ended December 31, 2011, the Company expensed $603,000 of costs related to the acquisition of Seghesio Family

Vineyards.

5.	Inventory:

A summary of inventory at December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012

Case Wine	$21,667	$21,583
Bulk Wine	22,280	21,090
Packaging and bottling supplies	346	388
	$44,293	$43,061

6.	Property and Equipment:

A summary of property and equipment at December 31, 2013 and 2012 is as follows (in thousands):

	Depreciable Lives (in years)	2013	2012

Land and improvements	N/A	$41,580	$42,192
Buildings and improvements	20-40	44,446	40,624
Vineyards and improvements	7-25	35,178	35,838
Winery and vineyard equipment	3-25	24,270	21,959
Caves	20-40	5,638	5,638
Vineyards under development	N/A	1,338	812
Construction in progress	N/A	311	1,301
		152,761	148,364
Accumulated depreciation and amortization		(43,725)	(39,378)
		$109,036	$108,986

For the years ended December 31, 2013, 2012 and 2011, depreciation expense was $5,343,000,  $5,444,000 and $4,977,000, respectively, with $4,495,000,  $4,639,000 and $4,317,000, respectively, capitalized into inventory and $848,000,  $805,000 and $660,000, respectively, charged to the statements of operations.

In January 2013, the Company sold a non-strategic vineyard for net cash consideration.  The Company recorded a pre-tax gain of $717,000, net of closing costs, during the first quarter of 2013.

The Company is committed to spend approximately $239,000 in the aggregate for vineyards under development and construction in progress.

7.Financial Instruments:

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature within three years or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of December 31, 2013 and December 31, 2012 are as follows (in thousands):

	Par Value	Amortized Cost	Gross Unrealized Loss	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements
December 31, 2013

Certificates of Deposit	$10,500	$10,500	$30	$10,470	$-	$10,470

December 31, 2012
Certificates of Deposit	$-	$-	$-	$-	$-	$-

As of December 31, 2013 and 2012, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

The Company does not invest in any derivatives or engage in any hedging activities.

8.	Intangible and Other Non-Current Assets:

A summary of intangible and other non-current assets at December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012

Brand, net of accumulated amortization of $2,659 and $1,630	$14,841	$15,870
Distributor relationships, net of accumulated amortization of $480 and $294	2,120	2,306
Customer relationships, net of accumulated amortization of $700 and $429	1,200	1,471
Legacy permits, net of accumulated amortization of $46 and $28	204	222
Other, net of accumulated amortization of $54 and $43	455	157
	$18,820	$20,026

Amortization expense on intangible assets was $1,514,000, $1,514,000 and $887,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  The estimated aggregate future amortization expense for the intangible assets is $1,514,000 for each of the next five years.

9.	Due to Leucadia and its Affiliates:

Amounts that were due to Leucadia and its affiliates did bear interest at a specified bank prime rate plus 0.125%.  All amounts were payable on demand, except for the $45,000,000 note issued to Leucadia in connection with the acquisition of Seghesio Family Vineyards that was originally due May 13, 2013.  Unpaid interest, if any, was added to the principal balance on a quarterly basis.  Interest expense to Leucadia and its affiliates was $783,000,  $5,192,000 and $4,494,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

On February 25, 2013, the remaining balance of due to affiliates was contributed by Leucadia to capital.

10.	Stockholder’s Equity and Equity Incentive Plan:

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

11.	Debt:

In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate for a fifteen year term.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangibles.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 1.668% to 1.973% at December 31, 2013.  The revolving credit facility can be used to fund acquisitions and working capital requirements; no amounts have been borrowed under the facility to date.

12.	Revenues and Gross Profit:

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues and gross profit for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011

Revenues:
Wholesalers	$32,612	$27,015	$20,431
Direct to consumers	19,656	18,113	15,363
Bulk wine and grape sales, event fees and retail sales	4,204	3,646	3,512
	$56,472	$48,774	$39,306

Gross profit:
Wholesalers	$14,532	$13,163	$6,555
Direct to consumers	12,394	10,598	9,075
Bulk wine and grape sales, event fees and retail sales	(139)	379	282
Inventory write-down	-	(50)	(51)
	$26,787	$24,090	$15,861

Reductions to the carrying value of inventories to estimated net realizable value are reflected in the inventory write-down category of gross profit in the table above.

13.	Income Taxes:

The provision (benefit) for income taxes for years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011

State income taxes	$75	$11	$3
Federal income taxes:
Current	90	-	-
Deferred, reduction in valuation allowance
for use of NOL	(2,500)	-	-

	$(2,335)	$11	$3

Prior to the Distribution, which occurred February 1, 2013 with the shares being distributed February 25, 2013, the Company and its subsidiaries were included in the consolidated federal and certain consolidated or combined state income tax returns of Leucadia.  However, the provisions for income taxes in the consolidated statements of operations were determined on a theoretical separate-return basis.  Due to the Company’s history of pre-tax losses, as of the Distribution date the Company did not reflect a benefit for its net operating loss carryforwards (“NOLs”) since the Company was unable to conclude it was more likely than not that it would have been able to generate future taxable income to use the NOLs.  As noted in Note 3, as of December 31, 2013 the Company determined that it was more likely than not that some of the tax benefit related to the deferred tax assets would be realized and reduced the valuation allowance.  The Company filed a California state income tax return separate from Leucadia.  The statute of limitations with respect to the Company’s California state tax return has expired for all years through 2008.  The Company currently has no unrecognized tax benefits, and it is not reasonably possible to estimate the amount by which that could increase in the next twelve months since the timing of examinations, if any, is unknown.

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

The principal components of deferred taxes at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax asset:
Federal NOL carryover	$3,922	$27,704
California NOL carryover	1,783	2,207
Federal AMT credit	90	-
Intangible assets, net and goodwill	523	118
Other	196	191
	6,514	30,220
Valuation allowance	(265)	(25,636)
	6,249	4,584

Deferred tax liability:
Property and equipment	(4,766)	(3,828)
Inventory	1,017	(756)
	(3,749)	(4,584)

Net deferred tax asset	$2,500	$-
Deferred tax asset, current	$3,000	$-
Deferred tax liability, non-current	$500	$-

The change in the deferred tax asset valuation allowance was $(25,371,000),  $(1,252,000) and $684,000 for 2013, 2012 and 2011 respectively.  Subsequent to the Distribution, the Company retained all of its California State NOLs; however, the Company retained federal NOLs only to the extent that they had not been previously used in Leucadia’s consolidated return.  Approximately $21,992,000 of the decrease in the valuation allowance for 2013 is due to the elimination of such NOLs.  Additionally, as of December 31, 2013, the Company determined it is more likely than not that a portion of the NOLs will be utilized to offset future taxable income, and therefore, reduced the allowance to reflect a net deferred tax asset of $2,500,000.  As of December 31, 2013, the Company has $11,205,000 of federal NOLs on a separate-return basis and $31,037,000 of California State NOLs.   The federal NOL’s will not begin to expire until 2022.  The expiration dates of California State NOLs are as follows (in thousands):

State

2014	$-
2015	8,181
2016	6,483
2017	-
2018	-
2019	-
Thereafter	16,373

$31,037

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur.  In order to reduce this possibility, the Company’s certificate of incorporation includes a charter restriction that prohibits transfers of the Company’s common stock under certain circumstances.

The table below reconciles the expected statutory income tax rate to the actual income tax provision (benefit):

2013	2012	2011

Expected federal income tax expense (benefit)	$1,671	$78	$(1,507)
State income tax expense	75	11	3
Use of net operating loss	-	(78)	-
Decrease in valuation allowance	(2,500)	-	-
Tax benefit of current year losses fully reserved
in valuation allowance	-	-	1,507
Tax expense not provided on income recorded prior
to reversal of deferred tax valuation allowance	(1,581)	-	-

Total	$(2,335)	$11	$3

14.	Employee Benefit Plan:

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The Company matched 25% of a participant’s salary deferral through March 2009, at which time, the company match was suspended. The Company reinstated the match as of April 2011.  Total company contributions to the plan were $150,000, $132,000 and $67,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

15.	Commitments:

The Company has certain property lease agreements that expire through 2022.  These leases require annual base rent, supplemental rent based on the average market value of the grapes harvested, and certain operating expense payments.  Future base rents required under these agreements are summarized as follows (in thousands):

2014	$46
2015	46
2016	25
2017	10
2018	9
Thereafter	12
$148

Base rent expense was $26,000, $21,000 and $19,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Estimated supplemental rent payments, which are based on the market value of harvested grapes, are presented in the grape and bulk wine purchase commitments below.

The Company has entered into long-term contracts through 2024 to purchase grapes and bulk wine from certain third party and Seghesio family members who are employees of the Company. Total estimated commitments under these agreements are as follows (in thousands):

	Third Party	Related Party

2014	$5,911	$564
2015	3,654	212
2016	2,000	-
2017	1,431	-
2018	738	-
Thereafter	1,518	-
	$15,252	$776

Amounts purchased under these agreements totaled $6,383,000,  $4,856,000 and $3,797,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

16.	Litigation:

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

17.	Selected Quarterly Financial Data (Unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2013
Net sales	$12,006	$15,221	$12,486	$16,759
Gross profit	$5,619	$7,112	$6,067	$7,989
Income from operations	$965	$1,254	$457	$2,034
Net income	$967	$1,245	$407	$4,489
Basic and fully diluted earnings per common share (a)	$0.04	$0.05	$0.02	$0.18
Number of shares used in calculation	24,458	24,458	24,458	24,458

2012
Net sales	$10,134	$11,616	$12,520	$14,504
Gross profit	$5,160	$5,724	$6,912	$6,294
Income from operations	$845	$1,034	$2,607	$879
Net income (loss)	$(376)	$(145)	$1,304	$(572)
Basic and fully diluted earnings (loss) per common share (a)	$(0.02)	$(0.01)	$0.05	$(0.02)
Number of shares used in calculation	24,458	24,458	24,458	24,458

(a)	For 2013 and 2012, the total of quarterly per share amounts does not equal the annual per share amount due to rounding.

18.	Subsequent events:

The Company has evaluated subsequent events for disclosure through the date the financial statements were available to be issued.