Form 10-Q
period 2014-03-31
Crimson Wine Group, Ltd
filed 2014-05-09
CIK 1562151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On May 9, 2014, there were 24,458,368 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRIMSON WINE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

(In thousands, except share amounts and par value)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,622	$13,269
Investments available for sale	11,245	10,470
Accounts receivable, net	4,363	5,144
Inventory	43,128	44,293
Other current assets	981	1,055
Deferred tax asset, current	2,919	3,000
Total current assets	76,258	77,231

Property and equipment, net	108,142	109,036
Goodwill	1,053	1,053
Intangibles and other non-current assets	18,437	18,820

Total assets	$203,890	$206,140

LIABILITIES
Current liabilities:
Accounts payable	$597	$3,896
Accrued compensation related expenses	1,257	2,061
Other accrued expenses	1,312	1,226
Customer deposits	537	328
Total current liabilities	3,703	7,511

Deferred tax liability, non-current	1,089	500

Total liabilities	4,792	8,011

EQUITY
Common shares, par value $0.01 per share, authorized 150,000,000	$245	$245
shares; 24,458,368 issued and outstanding
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive loss	(5)	(30)
Accumulated deficit	(78,662)	(79,606)
Total equity	199,098	198,129

Total	$203,890	$206,140

See notes to interim consolidated financial statements.

Page | 1

CRIMSON WINE GROUP, LTD.

Consolidated INCOME Statements

For the three months ended March 31, 2014 and 2013

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net sales	$13,272	$12,006
Cost of sales	6,270	6,387
Gross profit	7,002	5,619

Operating expenses:
Sales and marketing	3,048	2,632
General and administrative	2,207	2,007
Administrative service fees paid to Leucadia National Corporation	9	15
Total operating expenses	5,264	4,654

Income from operations	1,738	965

Other income (expense):
Interest expense	(38)	(787)
Other income, net	(36)	822
Total other income (expense), net	(74)	35

Income before income taxes	1,664	1,000

Income tax provision	720	33

Net income	$944	$967

Basic and fully diluted weighted-average shares outstanding	24,458	24,458

Basic and fully diluted earnings per share	$0.04	$0.04

See notes to interim consolidated financial statements.

Page | 2

CRIMSON WINE GROUP, LTD.

Consolidated Statements of COMPREHENSIVE INCOME

For the three months ended March 31,  2014 and 2013

(In thousands)

(Unaudited)

	March 31,
	2014	2013

Net income	$944	$967
Other comprehensive income:

Net unrealized holding gains on investments
arising during the period	25	-

Comprehensive income	$969	$967

See notes to interim consolidated financial statements.

Page | 3

CRIMSON WINE GROUP, LTD.

Consolidated Statements of Cash Flows

For the three months ended March 31,  2014 and 2013

(In thousands)

(Unaudited)

	2014	2013
Net cash flows from operating activities:
Net income	$944	$967
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	1,363	1,357
Amortization of intangible assets	379	379
Leucadia National Corporation and its affiliates interest expense added to
principal	-	572
Net loss (gain) related to disposals of property and equipment	20	(695)
Provision for deferred income taxes	670	-
Net change in:
Accounts receivable	781	368
Inventory	1,165	1,018
Other current assets	74	(789)
Other non-current assets	4	-
Accounts payable, expense accruals and due to Leucadia National
Corporation and its affiliates	(4,018)	(2,087)
Customer deposits	209	211
Net cash provided by operating activities	1,591	1,301

Net cash flows from investing activities:
Purchase of investments available for sale	(750)	-
Acquisition of property and equipment	(493)	(1,463)
Proceeds from disposals of property and equipment	5	1,790
Net cash provided by (used for) investing activities	(1,238)	327

Net cash flows from financing activities:
Reduction of debt	-	(1,700)
Capital contribution by Leucadia National Corporation	-	14,175
Net cash provided by financing activities	-	12,475

Net increase in cash and cash equivalents	353	14,103
Cash and cash equivalents at January 1	13,269	5,704

Cash and cash equivalents at March 31	$13,622	$19,807

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$38	$122
Income tax payments, net	$91	$15

Non-cash financing activity:
Conversion of accrued interest to long-term debt	$-	$572
Conversion of due to Leucadia National Corporation to equity	$-	$151,043
Unrealized holding gains on investments	$25	$-

See notes to interim consolidated financial statements.

Page | 4

CRIMSON WINE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended March 31, 2014 and 2013

(In thousands)

(Unaudited)

			Accumulated
	Common	Additional	Other
	Shares $0.01	Paid-In	Comprehensive	Accumulated
	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2013	$245	$112,302	$-	$(86,714)	$25,833
Net income				967	967
Cash capital contribution upon spin-off	-	14,175	-	-	14,175
Debt conversion to equity upon spin-off	-	151,043	-	-	151,043

Balance, March 31, 2013	$245	$277,520	$-	$(85,747)	$192,018

Balance, January 1, 2014	$245	$277,520	$(30)	$(79,606)	$198,129
Net income				944	944
Other comprehensive income	-	-	25	-	25

Balance, March 31, 2014	$245	$277,520	$(5)	$(78,662)	$199,098

See notes to interim consolidated financial statements.

Page | 5

CRIMSON WINE GROUP, LTD.

Notes to Interim Consolidated Financial Statements

1.Explanatory Note:

Crimson Wine Group, Ltd. (“Crimson”) is a Delaware company that has been operating since 1991.  As used herein, the term “Company” refers to Crimson and its wholly-owned subsidiaries, except as the context may otherwise require.  Prior to February 25, 2013, Crimson was a wholly-owned subsidiary of Leucadia National Corporation (“Leucadia”).  On February 1, 2013, Leucadia declared a pro rata dividend to Leucadia’s common shareholders of all of the outstanding shares of Crimson’s common stock in a manner that was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes (the “Distribution”).  Leucadia’s common shareholders received one share of Crimson common stock for every ten common shares of Leucadia (24,458,368 Crimson common shares in the aggregate), with cash in lieu of fractional shares, on February 25, 2013.    The consolidated financial statements and notes thereto give retroactive effect to the Distribution for the three months ended March 31, 2013.

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

2.Significant Accounting Policies:

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K (the “2013 Report”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2013 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

Effective January 1, 2013, the Company adopted amended Financial Accounting Standards Board guidance for indefinite lived intangible asset impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite lived intangible asset is impaired. If an entity concludes it is not more likely than not that an indefinite lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then the entity would be required to determine the fair value of the indefinite lived intangible asset and compare the fair value with the carrying amount of the indefinite lived intangible asset. The Company adopted this amended guidance for its annual and interim periods beginning January 1,

Page | 6

2013. The adoption of this amended guidance did not have a significant impact on the Company's consolidated financial statements.

3.Inventory:

A summary of inventory at March 31, 2014 and December 31, 2013 is as follows (in thousands):

	2014	2013
	(Unaudited)
Case Wine	$21,889	$21,667
Bulk Wine	21,075	22,280
Packaging and bottling supplies	164	346
	$43,128	$44,293

Bulk wine inventory includes cost of growing grapes not yet harvested as of March 31, 2014.

4.Property and Equipment:

A summary of property and equipment at March 31, 2014 and December 31, 2013 is as follows (in thousands):

	Depreciable Lives	2014	2013
	(in years)	(Unaudited)
Land and improvements	N/A	$41,580	$41,580
Buildings and improvements	20-40	44,470	44,446
Vineyards and improvements	7-25	35,380	35,178
Winery and vineyard equipment	3-25	24,323	24,270
Caves	20-40	5,638	5,638
Vineyards under development	N/A	1,425	1,338
Construction in progress	N/A	373	311
		153,189	152,761
Accumulated depreciation and amortization		(45,047)	(43,725)
		$108,142	$109,036

For the three months ended March 31, 2014 and 2013, depreciation expense was $1,363,000 and $1,357,000, respectively, with $1,147,000 and $1,152,000, respectively, capitalized into inventory and $216,000 and $205,000, respectively, charged to the income statements.

In the first quarter of 2014, the Company agreed to sell a non-strategic unplanted parcel of land in Washington for cash consideration of $4,205,000.  Consummation of the transaction is subject to certain customary conditions.  The Company anticipates recognizing a pre-tax gain, net of closing costs, of more than $1,800,000 during the second quarter of 2014.

5.Financial Instruments:

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature within three years or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

Page | 7

	Par Value	Amortized Cost	Gross Unrealized Loss	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements
March 31, 2014
Certificates of Deposit	$11,250	$11,250	$5	$11,245	$-	$11,245

December 31, 2013
Certificates of Deposit	$10,500	$10,500	$30	$10,470	$-	$10,470

As of March 31, 2014 and December 31, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets:

A summary of intangible and other non-current assets at March 31, 2014 and December 31, 2013 is as follows (in thousands):

	2014	2013
	(Unaudited)
Brand, net of accumulated amortization of $2,917 and $2,659	$14,583	$14,841
Distributor relationships, net of accumulated amortization of $526 and $480	2,074	2,120
Customer relationships, net of accumulated amortization of $767 and $700	1,133	1,200
Legacy permits, net of accumulated amortization of $51 and $46	199	204
Other, net of accumulated amortization of $57 and $54	448	455
	$18,437	$18,820

Amortization expense on intangible assets was $379,000 for each of the three month periods ended March 31,  2014 and 2013.  The estimated aggregate future amortization expense for the intangible assets is $1,135,000 for the remainder of 2014 and $1,514,000 for each of the four years after 2014.

7.Due to Leucadia and its Affiliates:

On February 25, 2013, the remaining balance of $151,043,000 due to Leucadia and its affiliates was contributed by Leucadia to the capital of the Company.  Interest expense related to Leucadia and its affiliates was zero and $783,000 for the three months ended March 31, 2014 and 2013, respectively.

Effective March 1, 2013, the Company entered into an administrative service agreement with Leucadia.  Pursuant to this agreement, Leucadia provided certain administrative, SEC, tax filing and accounting services, including providing the services of the Company’s Corporate Secretary, for a monthly fee of $15,000.

Effective August 1, 2013, Leucadia and the Company agreed to amend the administrative service agreement to reduce the administrative services provided to the Company by Leucadia and correspondingly reduce the monthly fee from $15,000 to $4,500.  The Company provided the administrative services that were no longer

Page | 8

provided to the Company by Leucadia.  The amendment also provided that the administrative services agreement would terminate in full in February 2014, which it did.  Administrative services fees expense was $9,000 and $15,000 for the three month periods ended March 31, 2014 and 2013, respectively.

In March 2013, pursuant to the separation agreement entered into with Leucadia, Leucadia paid $14,175,000 to Crimson as a capital contribution.  No additional capital contributions from Leucadia are required or anticipated to be made.

8. Debt:

In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 1.652% to 1.954% at March 31, 2014.  The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes.  No amounts have been borrowed under the facility to date.

9. Stockholders’ Equity:

In March 2014, the Board of Directors of Crimson authorized a share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock.  At March 31, 2014, no stock had been purchased.

10.Revenues and Gross Profit:

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues and gross profit for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
	(Unaudited)	(Unaudited)
Revenues:
Wholesalers	$8,125	$7,477
Direct to consumers	4,588	4,226
Bulk wine and grape sales, event fees and retail sales	559	303
	$13,272	$12,006

Gross profit:
Wholesalers	$3,907	$3,135
Direct to consumers	3,071	2,408
Bulk wine and grape sales, event fees and retail sales	24	76
	$7,002	$5,619

Excise taxes of $258,000 and $226,000 for the three months ended March 31,  2014 and 2013, respectively, were recognized as a reduction to wine sales.

Page | 9

11.Income Taxes:

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at March 31, 2014 and December 31, 2013.  As discussed in the 2013 Report, the Company will not be required to reimburse Leucadia for any payments made by Leucadia for adjustments to taxable periods prior to the Distribution, nor will the Company be entitled to any refunds for adjustments to taxable periods prior to the Distribution.  The Company is responsible for any adjustments or liabilities related to its California state income tax return for all periods.  The statute of limitations with respect to California state income tax returns has expired for all years through 2008.

Page | 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Report.

Seasonality

As discussed in the 2013 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income.  The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter.  The Company anticipates similar trends in 2014.

Liquidity and Capital Resources

General

Crimson’s principal sources of liquidity are its available cash, funds generated from operations and its revolving credit facility.  In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 1.652% to 1.954% at March 31, 2014.  The facility can be used to fund acquisitions, capital projects and other general corporate purposes.   No amounts have been borrowed under the facility to date.

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

As of March 31, 2014, Crimson’s commitments for capital expenditures were not material.  Crimson expects to spend approximately $5,400,000 for capital expenditures during 2014, of which $1,100,000 is for technology enhancements related to growth, including infrastructure expansion and to enhance capabilities now expected by consumers, including mobile commerce.  As such, these expenditures do not relate to required maintenance or similar costs to sustain our existing operations.  The remaining $4,300,000 is for vineyard development, barrel purchases and other winery and facility improvements.  Crimson expects to use its available cash and cash flows generated from operating activities to fund its capital expenditures.

In March, 2014, the board of directors of Crimson authorized a stock repurchase program pursuant to which the Company may repurchase up to $2 million of the Company’s common stock.  The repurchases will be funded by available cash.  How much common stock, if any, will be repurchased will depend on market conditions, including the price of the common stock.

Page | 11

Consolidated Statements of Cash Flows

Net cash provided by operating activities was $1,591,000 and $1,301,000 for the three months ended March 31, 2014 and 2013, respectively.  Cash flows from operating activities improved during 2014 as compared to 2013, principally due to increased operating income, certain prior year payments for new standalone costs, offset slightly by increased grape payments in 2014 as compared to 2013, which pertain to the prior year harvest.

Net cash provided by operating activities also reflects less interest paid to Leucadia.  Interest paid to Leucadia was zero and $122,000 during the three months ended March 31, 2014 and 2013, respectively.

Net cash provided by (used for) investing activities was $(1,238,000) and $327,000 for the three months ended March 31, 2014 and 2013, respectively. Acquisition of property, equipment and leasehold improvements decreased in the first three months of 2014 as compared to the first three months of 2013, principally due to the 2013 capacity expansion at Seghesio Family Vineyards.  2013 proceeds from disposals of property and equipment include $1,754,000 from the sale of a non-strategic vineyard.  In addition, $750,000 was used during the three months ended March 31, 2014 for investing in FDIC insured U.S. Certificates of Deposit.

Net cash provided by financing activities reflects $1,700,000 of principal payments on debt to Leucadia and the Leucadia capital contribution of $14,175,000, discussed above, for the three months ended March 31, 2013.

Results of Operations

Overview

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues,  gross profit and income from operations for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	2014	2013

Revenues:
Wholesalers	$8,125	$7,477
Direct to consumers	4,588	4,226
Bulk wine and grape sales, event fees and retail sales	559	303
	$13,272	$12,006

Gross profit:
Wholesalers	$3,907	$3,135
Direct to consumers	3,071	2,408
Bulk wine and grape sales, event fees and retail sales	24	76
	$7,002	$5,619

Operating expenses:
Sales and marketing	$3,048	$2,632
General and administrative	2,207	2,007
Administrative service fees paid to Leucadia National Corporation	9	15
Income from operations	$1,738	$965

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

At March 31, 2014, wine inventory includes approximately 660,000 cases of bottled and bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Income Statement

Consolidated Operations – Three months ended March 31, 2014 and 2013

Revenues increased for the three months ended March 31, 2014 as compared to 2013 as a result of a 8.9%  increase in case sales, resulting in a $648,000 increase in wholesale revenue and a $362,000 increase in direct to consumer revenue, accompanied by a $265,000 increase in bulk wine and grape sales.  Direct to consumer revenue increase is the result of $375,000 in Wine Club revenue, $20,000 in Tasting Room revenue and $13,000 in Special Events revenue, offset slightly by a $46,000 decrease in E-Commerce revenue, primarily attributable to timing of sales initiatives.  Gross profit increased $1,383,000 in the three months ended March 31, 2014 as compared to 2013 reflecting an increase in case wine sales,  a decrease in cost of goods sold per case predominately attributable to lower costs specific to newly released vintages for certain wines, and lower costs for direct to consumer freight.  In addition to change in revenues, gross profit also reflects net losses on sales of bulk wine and grapes of $123,000 and $21,000 for the three months ended March 31, 2014 and 2013, respectively.

Crimson’s sales and marketing expenses have a variable component that tends to correspond to changes in sales volume.  Sales and marketing expenses increased $416,000 for the three months ended March 31, 2014 as compared to 2013, which includes an increase of $75,000 in variable cost components and $341,000 in fixed cost components.  Increase in variable sales and marketing expenses were primarily due to increases in broker commissions due to timing, and include final expense related to a terminated broker relationship which concluded March 31, 2014, and event expenses, offset slightly by a decrease in distributor initiatives as a result of timing of current year planned initiatives.  Increases in fixed sales and marketing expenses were primarily due to increased compensation related expense of $226,000, to accommodate growth and replace a significant broker in a top 5 U.S. market, internet redesign costs of $49,000, increased contract services of $20,000 for certain technology related to the wholesale channel, and increased promotional materials costs of $23,000 pertinent to new labels and marketing strategies.

General and administrative expenses increased $200,000 in the three months ended March 31, 2014 as compared to 2013, principally due to $59,000 increase in costs for services over three months in 2014 as compared to one month in 2013 to satisfy standalone public company requirements, $79,000 increase in employee compensation as a result of strategic hires to manage growth, $47,000 increase in travel as a result of strategic planning and sales initiatives,  and $42,000 increase in other taxes related to standalone franchise tax requirements.

Income tax increased $687,000 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 as a result of the reversal of the valuation allowance in the fourth quarter of 2013.  The 2014 expense reflects the recognition of statutory income taxes, which was reflected as a component of the valuation allowance in 2013.  The Company’s effective tax rate, calculated by dividing the income tax provision by net income before income tax expense, is affected by recurring items such as the relative amount of income earned in jurisdictions, which we expect to be fairly consistent in the near term.  It is also affected by discrete

Page | 13

items that may occur in any given year, but are not consistent from year to year.  The Company’s effective income tax rate is higher than the federal statutory rate primarily due to state income taxes.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect the Company’s actual results include but are not limited to the following: worsening economic conditions causing a decline in estimated future cash flows; our dependence on certain key personnel; significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees;  various diseases, pests and weather conditions affecting the quality and quantity of grapes; our inability to grow or acquire enough fruit for our wines; significant competition adversely affecting our profitability; competition for shelf space in retail stores and for marketing focus by our independent distributors; the contamination of our wines; a reduction in consumer demand for our wines; a decrease in wine score rating by important rating organizations; climate change, or legal, regulatory or market measures to address climate change, negatively affecting our business, operations or financial performance, and water scarcity or poor quality negatively impacting our production costs and capacity; environmental issues or hazardous substances on our properties resulting in us incurring significant liabilities; our indebtedness materially affecting our financial health; changes in laws and government regulations or in the implementation and/or enforcement of government rules and regulations increasing our costs or restricting our ability to sell our products into certain markets; our inability to insure certain risks economically; being subject to litigation which may have a significant adverse effect on our consolidated financial condition or results of operations; not paying dividends currently or in the future; impairment of our intangible assets;  the limited market for our common stock because our stock is not listed on any securities exchange; volatility in our common stock price; future sales of our common stock depressing the market price of our stock; public company compliance costs; loss of our status as an emerging growth company; restrictions on our ability to enter into certain transactions that could jeopardize our tax free spin-off from Leucadia; and the significant influence of certain principal stockholders.  For additional information see Part I, Item 1A. Risk Factors in the 2013 Report.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Crimson does not currently have any exposure to financial market risk.  Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  Prior to the Distribution, Crimson did not have any significant outstanding debt instruments other than amounts due to Leucadia; therefore, Crimson was not exposed to market risk relating to interest rates.  As discussed above under Liquidity and Capital Resources, Crimson has access to a revolving credit facility.  Any amount borrowed is expected to bear interest at floating rates.

Item 4. Controls and Procedures.

Page | 14

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page | 15

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, Crimson may be involved in legal proceedings in the ordinary course of its business.  Crimson is not currently involved in any legal or administrative proceedings individually or together that it believes are likely to have a significant adverse effect on its business, results of operations or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Report, which could materially affect our business, results of operations or financial condition.  The risks described in our 2013 Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page | 16

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

Page | 17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date: May 9, 2014	By:	/s/ Patrick M. DeLong
Patrick M. DeLong
Chief Financial and Operating Officer and Duly
Authorized Officer

Page | 18

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

Page | 19