Form 10-Q
period 2014-06-30
Crimson Wine Group, Ltd
filed 2014-08-08
CIK 1562151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On August 8, 2014, there were 24,458,368 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

Form 10-Q

For the Quarterly Period Ended June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRIMSON WINE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

(In thousands, except share amounts and par value)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,338	$13,269
Investments available for sale	10,002	10,470
Accounts receivable, net	5,328	5,144
Inventory	43,833	44,293
Other current assets	644	1,055
Deferred tax asset, current	2,904	3,000
Total current assets	83,049	77,231

Property and equipment, net	105,648	109,036
Goodwill	1,053	1,053
Intangibles and other non-current assets	18,069	18,820

Total assets	$207,819	$206,140

LIABILITIES
Current liabilities:
Accounts payable	$706	$3,896
Accrued compensation related expenses	1,584	2,061
Other accrued expenses	1,111	1,226
Customer deposits	570	328
Total current liabilities	3,971	7,511

Deferred tax liability, non-current	2,453	500

Total liabilities	6,424	8,011

EQUITY
Common shares, par value $0.01 per share, authorized 150,000,000	245	245
shares; 24,458,368 issued and outstanding
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive income (loss)	2	(30)
Accumulated deficit	(76,372)	(79,606)
Total equity	201,395	198,129

Total liabilities and equity	$207,819	$206,140

See notes to interim consolidated financial statements.

Page | 1

CRIMSON WINE GROUP, LTD.

CONDENSED Consolidated INCOME Statements

For the three and six months ended June 30, 2014 and 2013

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$14,296	$15,221	$27,568	$27,227
Cost of sales	6,099	8,109	12,369	14,496
Gross profit	8,197	7,112	15,199	12,731

Operating expenses:
Sales and marketing	3,544	2,974	6,592	5,606
General and administrative	2,582	2,839	4,789	4,846
Administrative service fees paid to Leucadia National
Corporation	-	45	9	60
Total operating expenses	6,126	5,858	11,390	10,512

Net loss (gain) on disposals of property and equipment	(1,840)	30	(1,820)	(665)

Income from operations	3,911	1,224	5,629	2,884

Other income (expense):
Interest expense	(38)	(37)	(76)	(824)
Other income, net	(141)	101	(157)	228
Total other income (expense), net	(179)	64	(233)	(596)

Income before income taxes	3,732	1,288	5,396	2,288

Income tax provision	1,442	43	2,162	76

Net income	$2,290	$1,245	$3,234	$2,212

Basic and fully diluted weighted-average shares outstanding	24,458	24,458	24,458	24,458

Basic and fully diluted earnings per share	$0.09	$0.05	$0.13	$0.09

See notes to interim consolidated financial statements.

Page | 2

CRIMSON WINE GROUP, LTD.

CONDENSED Consolidated Statements of COMPREHENSIVE INCOME

For the three and six months ended June 30,  2014 and 2013

(In thousands)

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$2,290	$1,245	$3,234	$2,212
Other comprehensive income:

Reclassification of gains included in net income	(13)	-	(13)	-

Net unrealized holding gains (losses) on
investments arising during the period, net of tax	20	(44)	45	(44)

Comprehensive income	$2,297	$1,201	$3,266	$2,168

See notes to interim consolidated financial statements.

Page | 3

CRIMSON WINE GROUP, LTD.

CONDENSED Consolidated Statements of Cash Flows

For the six months ended June 30,  2014 and 2013

(In thousands)

(Unaudited)

	2014	2013
Net cash flows from operating activities:
Net income	$3,234	$2,212
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	2,728	2,698
Amortization of intangible assets	757	757
Leucadia National Corporation and its affiliates interest expense added to
principal	-	572
Net gain related to disposals of property and equipment	(1,820)	(665)
Realized gains on available for sale securities	(13)	-
Provision for deferred income taxes	2,049	-
Net change in:
Accounts receivable	(184)	(786)
Inventory	460	2,343
Other current assets	411	(339)
Other non-current assets	(6)	(320)
Accounts payable and expense accruals	(3,782)	(1,394)
Customer deposits	242	280
Net cash provided by operating activities	4,076	5,358

Net cash flows from investing activities:
Purchase of investments available for sale	(2,250)	(6,750)
Redemptions of investments available for sale	2,763	-
Acquisition of property and equipment	(1,461)	(3,322)
Proceeds from disposals of property and equipment	3,941	1,765
Net cash provided by (used for) investing activities	2,993	(8,307)

Net cash flows from financing activities:
Reduction of debt	-	(1,700)
Capital contribution by Leucadia National Corporation	-	14,175
Net cash provided by financing activities	-	12,475

Net increase in cash and cash equivalents	7,069	9,526
Cash and cash equivalents at January 1	13,269	5,704

Cash and cash equivalents at June 30	$20,338	$15,230

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$75	$122
Income tax payments	$212	$91

Non-cash financing activity:
Conversion of accrued interest to long-term debt	$-	$572
Conversion of due to Leucadia National Corporation to equity	$-	$151,043
Unrealized holding gains on investments	$32	$-

See notes to interim consolidated financial statements.

Page | 4

CRIMSON WINE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six months ended June 30, 2014 and 2013

(In thousands)

(Unaudited)

			Accumulated
	Common	Additional	Other
	Shares $0.01	Paid-In	Comprehensive	Accumulated
	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2013	$245	$112,302	$-	$(86,714)	$25,833
Net income				2,212	2,212
Other comprehensive loss	-	-	(44)	-	(44)
Cash capital contribution upon spin-off	-	14,175	-	-	14,175
Debt conversion to equity upon spin-off	-	151,043	-	-	151,043

Balance, June 30, 2013	$245	$277,520	$(44)	$(84,502)	$193,219

Balance, January 1, 2014	$245	$277,520	$(30)	$(79,606)	$198,129
Net income				3,234	3,234
Other comprehensive income	-	-	32	-	32

Balance, June 30, 2014	$245	$277,520	$2	$(76,372)	$201,395

See notes to interim consolidated financial statements.

Page | 5

CRIMSON WINE GROUP, LTD.

Notes to Interim Condensed Consolidated Financial Statements

1.Explanatory Note:

Crimson Wine Group, Ltd. (“Crimson”) is a Delaware company that has been operating since 1991.  As used herein, the term “Company” refers to Crimson and its wholly-owned subsidiaries, except as the context may otherwise require.  Prior to February 25, 2013, Crimson was a wholly-owned subsidiary of Leucadia National Corporation (“Leucadia”).  On February 1, 2013, Leucadia declared a pro rata dividend to Leucadia’s common shareholders of all of the outstanding shares of Crimson’s common stock in a manner that was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes (the “Distribution”).  Leucadia’s common shareholders received one share of Crimson common stock for every ten common shares of Leucadia (24,458,368 Crimson common shares in the aggregate), with cash in lieu of fractional shares, on February 25, 2013.    The consolidated financial statements and notes thereto give retroactive effect to the Distribution for the six months ended June 30, 2013.

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

2.Significant Accounting Policies:

The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K (the “2013 Report”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The condensed consolidated balance sheet at December 31, 2013 was extracted from the audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

Net loss (gain) on the disposal of property and equipment previously reported was reclassified as a component of income from operations to conform with current year's presentation.  The reclassification has no impact on previously reported net income, cash flow or equity.

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

Page | 6

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

In April 2014, the FASB issued changes to reporting discontinued operations and disclosure of disposals of components of an entity.  These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements.  The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business.  Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. These changes become effective for the Company on January 1, 2015. Management has determined that the adoption of these changes will not have an immediate impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued changes to the recognition of revenue for contracts with customers.  These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for the Company on January 1, 2017. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.

3.Inventory:

A summary of inventory at June 30, 2014 and December 31, 2013 is as follows (in thousands):

	2014	2013
	(Unaudited)
Case Wine	$24,548	$21,667
Bulk Wine	18,730	22,280
Packaging and bottling supplies	555	346
	$43,833	$44,293

Bulk wine inventory includes cost of growing grapes not yet harvested as of June 30, 2014, all of which will be harvested as of the end of the fiscal year.

Page | 7

4.Property and Equipment:

A summary of property and equipment at June 30, 2014 and December 31, 2013 is as follows (in thousands):

	Depreciable Lives	2014	2013
	(in years)	(Unaudited)
Land and improvements	N/A	$39,497	$41,580
Buildings and improvements	20-40	44,519	44,446
Vineyards and improvements	7-25	35,350	35,178
Winery and vineyard equipment	3-25	24,191	24,270
Caves	20-40	5,638	5,638
Vineyards under development	N/A	1,784	1,338
Construction in progress	N/A	709	311
		151,688	152,761
Accumulated depreciation and amortization		(46,040)	(43,725)
		$105,648	$109,036

For the six months ended June 30, 2014 and 2013, depreciation expense was $2,728,000 and $2,698,000, respectively, with $2,293,000 and $2,280,000, respectively, capitalized into inventory and $435,000 and $418,000, respectively, charged to the income statements.

In the second quarter of 2014, the Company sold a non-strategic unplanted parcel of land in Washington for cash consideration of $4,205,000, net of $3,902,000 after expenses.  The Company recorded a pre-tax gain of $1,818,000, net of closing costs, during the second quarter of 2014.

5.Financial Instruments:

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature within three years or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Par Value	Amortized Cost	Gross Unrealized Gains (Losses)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements
June 30, 2014
Certificates of Deposit	$10,000	$10,000	$2	$10,002	$-	$10,002

December 31, 2013
Certificates of Deposit	$10,500	$10,500	$(30)	$10,470	$-	$10,470

Page | 8

As of June 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets:

A summary of intangible and other non-current assets at June 30, 2014 and December 31, 2013 is as follows (in thousands):

	2014	2013
	(Unaudited)
Brand, net of accumulated amortization of $3,174 and $2,659	$14,326	$14,841
Distributor relationships, net of accumulated amortization of $573 and $480	2,027	2,120
Customer relationships, net of accumulated amortization of $836 and $700	1,064	1,200
Legacy permits, net of accumulated amortization of $55 and $46	195	204
Other, net of accumulated amortization of $58 and $54	457	455
	$18,069	$18,820

Amortization expense on intangible assets was $757,000 for each of the six month periods ended June 30,  2014 and 2013.  The estimated aggregate future amortization expense for the intangible assets is $757,000 for the remainder of 2014 and $1,514,000 for each of the four years after 2014.

7.Due to Leucadia and its Affiliates:

On February 25, 2013, the remaining balance of $151,043,000 due to Leucadia and its affiliates was contributed by Leucadia to the capital of the Company.  Interest expense related to Leucadia and its affiliates was zero and $783,000 for the six months ended June 30, 2014 and 2013, respectively.

Effective March 1, 2013, the Company entered into an administrative service agreement with Leucadia.  Pursuant to this agreement, Leucadia provided certain administrative, SEC, tax filing and accounting services, including providing the services of the Company’s Corporate Secretary, for a monthly fee of $15,000.

Effective August 1, 2013, Leucadia and the Company agreed to amend the administrative service agreement to reduce the administrative services provided to the Company by Leucadia and correspondingly reduce the monthly fee from $15,000 to $4,500.  The amendment also provided that the administrative services agreement would terminate in full in February 2014, which it did.  Administrative services fees expense was $9,000 and $60,000 for the six month periods ended June 30, 2014 and 2013, respectively.

In March 2013, pursuant to the separation agreement entered into with Leucadia, Leucadia paid $14,175,000 to Crimson as a capital contribution.  No additional capital contributions from Leucadia are required or anticipated to be made.

8. Debt:

In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery

Page | 9

facilities of Crimson, accounts receivable, inventory and intangible assets.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 1.652% to 1.952% at June 30, 2014.  The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes.  No amounts have been borrowed under the facility to date.

9. Stockholders’ Equity:

In March 2014, the Board of Directors of Crimson authorized a share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock.  At June 30, 2014, no stock had been repurchased.

10.Revenues and Gross Profit:

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues and gross profit for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Wholesalers	$8,654	$9,189	$16,778	$16,666
Direct to consumers	4,861	4,895	9,449	9,121
Bulk wine and grape sales, event fees and retail sales	781	1,137	1,341	1,440
	$14,296	$15,221	$27,568	$27,227

Gross profit:
Wholesalers	$4,384	$4,225	$8,291	$7,360
Direct to consumers	3,427	3,163	6,497	5,571
Bulk wine and grape sales, event fees and retail sales	386	(276)	411	(200)
	$8,197	$7,112	$15,199	$12,731

Excise taxes of $270,000 and $280,000 for the three months ended June 30,  2014 and 2013, respectively, and $528,000 and $506,000 for the six months ended June 30, 2014 and 2013, respectively, were recognized as a reduction to wine sales.

11.Income Taxes:

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at June 30, 2014 and December 31, 2013.  As discussed in the 2013 Report, the Company will not be required to reimburse Leucadia for any payments made by Leucadia for adjustments to taxable periods prior to the Distribution, nor will the Company be entitled to any refunds for adjustments to taxable periods prior to the Distribution.  The Company is responsible for any adjustments or liabilities related to its California state income tax return for all periods, and its Federal income tax return for all periods subsequent to the Distribution.  The statute of limitations with respect to California state income tax returns has expired for all years through 2008.

Page | 10

12.Subsequent Event:

During the second quarter of 2014, the Company signed an operating lease with a July 1, 2014 commencement date for a corporate headquarters office in Napa, California.  Lease payments will commence in January 2015 and will continue through the lease expiration date of June 2020.  Lease payments are estimated to amount to approximately $180,000 per year.

Page | 11

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

Liquidity and Capital Resources

General

Crimson’s principal sources of liquidity are its available cash, funds generated from operations and its revolving credit facility.  In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 1.652% to 1.952% at June 30, 2014.  The facility can be used to fund acquisitions, capital projects and other general corporate purposes.   No amounts have been borrowed under the facility to date.

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

As of June 30, 2014, Crimson’s commitments for capital expenditures were not material.  Crimson expects to spend approximately $5,400,000 for capital expenditures during 2014, of which $1,100,000 is for technology enhancements related to growth, including infrastructure expansion and to enhance capabilities now expected by consumers, including mobile commerce.  As such, these expenditures do not relate to required maintenance or similar costs to sustain our existing operations.  The remaining $4,300,000 is for vineyard development, barrel purchases and other winery and facility improvements.  Crimson expects to use its available cash and cash flows generated from operating activities to fund its capital expenditures.    Capital expenditure through June 30, 2014 were $1,461,000.

In March, 2014, the board of directors of Crimson authorized a stock repurchase program pursuant to which the Company may repurchase up to $2 million of the Company’s common stock.  The repurchases will be funded by

Page | 12

available cash.  How much common stock, if any, will be repurchased will depend on market conditions, including the price of the common stock.  At June 30, 2014, no stock had been repurchased.

Consolidated Statements of Cash Flows

Net cash provided by operating activities was $4,076,000 and $5,358,000 for the six months ended June 30, 2014 and 2013, respectively.  Cash flows from operating activities decreased during 2014 as compared to 2013, principally due to timing of payments for insurance, franchise tax and other payables, and increased grape payments in 2014 as compared to 2013, which pertain to the prior year harvest, partially offset by increased operating income.

Net cash provided by operating activities also reflects less interest paid to Leucadia.  Interest paid to Leucadia was zero and $122,000 during the six months ended June 30, 2014 and 2013, respectively.

Net cash provided by (used for) investing activities was $2,993,000 and $(8,307,000) for the six months ended June 30, 2014 and 2013, respectively. Acquisition of property, equipment and leasehold improvements decreased in the first six months of 2014 as compared to the first six months of 2013, principally due to the 2013 capacity expansion at Seghesio Family Vineyards.  2014 proceeds from disposals of property and equipment include $3,902,000, net of related selling fees, from the sale of an unplanted parcel of land and 2013 proceeds include $1,754,000 from the sale of a non-strategic vineyard.  In addition, $2,250,000 and $6,750,000 for the six months ended June 30, 2014 and 2013, respectively, was used for investing in FDIC insured U.S. Certificates of Deposit.  The six months ended June 30, 2014, include $2,763,000 of matured FDIC insured U.S. Certificates of Deposit.

Net cash provided by financing activities reflects $1,700,000 of principal payments on debt to Leucadia and the Leucadia capital contribution of $14,175,000, discussed above, for the six months ended June 30, 2013.

Results of Operations

Overview

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues,  gross profit and income from operations for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Wholesalers	$8,654	$9,189	$16,778	$16,666
Direct to consumers	4,861	4,895	9,449	9,121
Bulk wine and grape sales, event fees and retail sales	781	1,137	1,341	1,440
	14,296	15,221	27,568	27,227

Gross profit:
Wholesalers	4,384	4,225	8,291	7,360
Direct to consumers	3,427	3,163	6,497	5,571
Bulk wine and grape sales, event fees and retail sales	386	(276)	411	(200)
	8,197	7,112	15,199	12,731

Operating expenses:
Sales and marketing	3,544	2,974	6,592	5,606

Page | 13

General and administrative	2,582	2,839	4,789	4,846
Administrative service fees paid to Leucadia National Corporation	-	45	9	60
	6,126	5,858	11,390	10,512

Net loss (gain) related to disposals of property and equipment	(1,840)	30	(1,820)	(665)

Income from operations	$3,911	$1,224	$5,629	$2,884

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants.  As permitted under federal and local regulations, Crimson has also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the internet.  Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors.  From time to time Crimson may sell grapes or bulk wine because the wine does not meet the quality standards for Crimson’s products, market conditions have changed resulting in reduced demand for certain products, or because Crimson may have produced more of a particular varietal than it can use.  When these sales occur they may result in a loss.

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

At June 30, 2014, wine inventory includes approximately 561,000 cases of bottled and bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Income Statement

Consolidated Operations – Three months ended June 30, 2014 and 2013

Revenues decreased for the three months ended June 30, 2014 as compared to 2013 as a result of a 6.3%  decrease in case sales, resulting in a $535,000 decrease in wholesale revenue and a $34,000 decrease in direct to consumer revenue, accompanied by a $356,000 decrease in bulk wine and grape sales.  Direct to consumer revenue decrease is the result of an $80,000 decrease in E-Commerce revenue and a  $52,000 decrease in Tasting Room revenue, as a result of timing of sales initiatives and the intentional allocation of available product, partially offset by a $70,000 increase in Special Event revenue and a $28,000 increase in Wine Club revenue.  Gross profit increased $1,085,000 in the three months ended June 30, 2014 as compared to 2013 reflecting certain price increases, a decrease in cost of goods sold per case predominately attributable to lower costs specific to newly released vintages for certain wines, and lower costs for direct to consumer freight, partially offset by a decrease in case wine sales.  In addition to changes in wine revenues, gross profit also reflects net losses on sales of bulk wine and grapes of $5,000 and $460,000 for the three months ended June 30, 2014 and 2013, respectively.

Crimson’s sales and marketing expenses have a variable component that tends to correspond to changes in sales volume.  Sales and marketing expenses increased $570,000 for the three months ended June 30, 2014 as compared to 2013, which includes an increase of $376,000 in variable cost components and $194,000 in fixed cost components.  Increase in variable sales and marketing expenses were primarily due to increases in broker commissions,  event expenses, and distributor initiatives and company-wide promotional activities, as a result of timing of current year planned initiatives.  Increases in fixed sales and marketing expenses were primarily due to increased compensation related expense of $223,000 and travel related expense of $19,000, to accommodate growth and replace a significant broker in a top 5 U.S. market, offset partially by timing of promotional material costs pertinent to new labels and marketing initiatives.

Page | 14

General and administrative expenses decreased  $257,000 in the three months ended June 30, 2014 as compared to 2013, principally due to a  $396,000 decrease in employee compensation as a result of $450,000 executive bonuses paid in June 2013 approved by the Crimson board of directors in relation to the spin-off offset partially by 2014 strategic hires to manage growth, and a $38,000 decrease in recruiting and temporary services.  These decreases are partially offset by an increase in SEC related expense of $73,000, primarily related to proxy and annual report costs for the first annual shareholders meeting, $65,000 increase in travel as a result of research and long term planning initiatives, and $33,000 in consulting expense related to technological enhancements.

Income from operations for the three months ended June 30, 2014 includes a gain of $1,818,000 for the sale of a non-strategic unplanted parcel of land.

Income tax expense for the three months ended June 30, 2014 reflects the recognition of statutory income taxes, which was reflected as a component of the valuation allowance for the three months ended June 30, 2013.

Income Statement

Consolidated Operations – Six months ended June 30, 2014 and 2013

Revenues increased for the six months ended June 30, 2014 as compared to 2013 primarily as a result of a  shift in product mix across brands and channels, slightly offset by a decrease in bulk wine and grape sales.  Wholesale revenues increased $112,000 for the six months ended June 30, 2014, primarily attributable to the domestic market with a partial offset in the export market due to timing.  Direct to consumer revenue increased $328,000 for the six months ended June 30, 2014 as compared to 2013 as a result of a wine revenue increase of $403,000 in Wine Club, primarily attributable to an increase in wine club membership and an overall increase in price point for wine included in shipments across all brands, and a $84,000 increase in Special Events wine revenue,  partially offset by a $126,000 decrease in E-Commerce wine revenue and a $33,000 decrease in Tasting Room wine revenue, primarily a result of timing of sales initiatives and intentional allocation of available product.  In addition, bulk wine and grape sales decreased $227,000, which is partially offset by an increase in non-wine revenue, including tasting fees and special events, of $131,000.

Sales and marketing expenses increased $986,000 for the six months ended June 30, 2014 as compared to 2013, which include a $450,000 increase in variable cost components and a $536,000 increase in fixed cost components.  Variable cost increases were primarily due to increases in broker commissions, due to timing, and include final expense related to a terminated broker relationship which concluded March 31, 2014, event expenses, and distributor initiatives and company-wide sales promotional activities, as a result of timing of current year planned initiatives.  Fixed sales and marketing expenses increased primarily due to increased compensation related expense of $459,000, to accommodate growth and replace a significant broker in a top 5 U.S. market, internet redesign costs of $57,000, increased contract services of $32,000 for certain technology related to the wholesale channel, offset by a $51,000 decrease for promotional material costs pertinent to new labels and marketing initiatives.

General and administrative expenses decreased $57,000 in the six months ended June 30, 2014 as compared to 2013, principally due to $317,000 decrease in employee compensation, as a result of $450,000 executive bonuses paid in June 2013 approved by the Crimson board of directors in relation to the spin-off reduced by 2014 strategic hires to manage growth, and $68,000 decrease in recruiting and temporary service costs.  This decrease is partially offset by $143,000 in increased SEC related expense, primarily related to the proxy and annual report costs not incurred in 2013, $111,000 increase in travel as a result of research and long term planning initiatives,  $50,000 in consulting expense related to technological enhancements, and $21,000 increase in other taxes related to standalone franchise tax requirements for six months of 2014 as compared to 4 months of 2013.

Income from operations for the six months ended June 30, 2014 includes a gain of $1,818,000 for the sale of a non-strategic unplanted parcel of land, and for the six months ended June 30, 2013, includes a gain of $717,000 for the sale of a non-strategic vineyard.

Page | 15

Income tax increased $2,086,000 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as a result of the reversal of the valuation allowance at December 31, 2013.  Prior to December 31, 2013, the Company had recorded a full valuation allowance against its net deferred tax asset.  The income tax at June 30, 2014 reflects the recognition of statutory income taxes, which was reflected as a component of the valuation allowance at June 30, 2013.  The Company’s effective tax rate, calculated by dividing the income tax provision by net income before income tax expense, is affected by recurring items such as the relative amount of income earned in jurisdictions, which we expect to be fairly consistent in the near term.  It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  The Company’s effective income tax rate is higher than the federal statutory rate primarily due to state income taxes.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect the Company’s actual results include but are not limited to the following: worsening economic conditions causing a decline in estimated future cash flows; our dependence on certain key personnel; significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees;  various diseases, pests and weather conditions affecting the quality and quantity of grapes; our inability to grow or acquire enough fruit for our wines; significant competition adversely affecting our profitability; competition for shelf space in retail stores and for marketing focus by our independent distributors; the contamination of our wines; a reduction in consumer demand for our wines; a decrease in wine score rating by important rating organizations; climate change, or legal, regulatory or market measures to address climate change, negatively affecting our business, operations or financial performance, and water scarcity or poor quality negatively impacting our production costs and capacity, including the continuation or worsening of the drought in California; environmental issues or hazardous substances on our properties resulting in us incurring significant liabilities; indebtedness we may incur materially affecting our financial health; changes in laws and government regulations or in the implementation and/or enforcement of government rules and regulations increasing our costs or restricting our ability to sell our products into certain markets; our inability to insure certain risks economically; being subject to litigation which may have a significant adverse effect on our consolidated financial condition or results of operations; not paying dividends currently or in the future; impairment of our intangible assets;  the limited market for our common stock because our stock is not listed on any securities exchange; volatility in our common stock price; future sales of our common stock depressing the market price of our stock; public company compliance costs; loss of our status as an emerging growth company; restrictions on our ability to enter into certain transactions that could jeopardize our tax free spin-off from Leucadia; and the significant influence of certain principal stockholders.  For additional information see Part I, Item 1A. Risk Factors in the 2013 Report.

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

Page | 16

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

Item 4. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page | 17

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

Page | 18

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Satements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

Page | 19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date: August 8, 2014	By:	/s/ Patrick M. DeLong
Patrick M. DeLong
Chief Financial and Operating Officer and Duly
Authorized Officer

Page | 20

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

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

Page | 21