Form 10-Q
period 2014-09-30
Crimson Wine Group, Ltd
filed 2014-11-07
CIK 1562151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-54866

CRIMSON WINE GROUP, LTD.

(Exact name of registrant as specified in its Charter)

Delaware (State or Other Jurisdiction of	13-3607383 (I.R.S. Employer
Incorporation or Organization)	Identification Number)
2700 Napa Valley Corporate Drive, Suite B, Napa, California (Address of Principal Executive Offices)	94558 (Zip Code)

(800)  486-0503

(Registrant’s Telephone Number, Including Area Code)

Former Address: 5901 Silverado Trail, Napa, California

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

On November 7, 2014, there were 24,458,368 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

Form 10-Q

For the Quarterly Period Ended September 30, 2014

TABLE OF CONTENTS

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets-September 30, 2014 (unaudited) and December 31, 2013	1
	Condensed Consolidated Income Statements-Three and Nine Months Ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income-Three and Nine Months Ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows-Nine Months Ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	4
	Condensed Consolidated Statements of Changes in Equity-Nine Months Ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Interim Operations	12
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Under Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
	Signatures	20
	Exhibit Index	21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRIMSON WINE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(In thousands, except share amounts and par value)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,530	$13,269
Investments available for sale	14,479	10,470
Accounts receivable, net	4,965	5,144
Inventory	52,071	44,293
Other current assets	1,074	1,055
Deferred tax asset, current	1,852	3,000
Total current assets	91,971	77,231

Property and equipment, net	106,584	109,036
Goodwill	1,053	1,053
Intangible assets and other non-current assets	17,684	18,820

Total assets	$217,292	$206,140

LIABILITIES
Current liabilities:
Accounts payable	$7,609	$3,896
Accrued compensation related expenses	2,225	2,061
Other accrued expenses	1,892	1,226
Customer deposits	1,563	328
Total current liabilities	13,289	7,511

Deferred rent, non-current	80	-
Deferred tax liability, non-current	1,852	500
Total non-current liabilities	1,932	500

Total liabilities	15,221	8,011

EQUITY
Common shares, par value $0.01 per share, authorized 150,000,000	245	245
shares; 24,458,368 issued and outstanding
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive loss	(21)	(30)
Accumulated deficit	(75,673)	(79,606)
Total equity	202,071	198,129

Total liabilities and equity	$217,292	$206,140

See notes to interim condensed consolidated financial statements.

Page | 1

CRIMSON WINE GROUP, LTD.

CONDENSED Consolidated INCOME Statements

For the three and nine months ended September 30, 2014 and 2013

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$12,844	$12,486	$40,412	$39,713
Cost of sales	5,904	6,419	18,273	20,915
Gross profit	6,940	6,067	22,139	18,798

Operating expenses:
Sales and marketing	3,188	3,434	9,780	9,040
General and administrative	2,231	2,152	7,020	6,998
Administrative service fees paid to Leucadia National
Corporation	-	24	9	84
Total operating expenses	5,419	5,610	16,809	16,122

Net gain on disposals of property and equipment	(44)	(23)	(1,864)	(688)

Income from operations	1,565	480	7,194	3,364

Other income (expense):
Interest expense	(38)	(39)	(114)	(863)
Other income (expense), net	(219)	4	(376)	232
Total other income (expense), net	(257)	(35)	(490)	(631)

Income before income taxes	1,308	445	6,704	2,733

Income tax provision	609	38	2,771	114

Net income	$699	$407	$3,933	$2,619

Basic and fully diluted weighted-average shares outstanding	24,458	24,458	24,458	24,458

Basic and fully diluted earnings per share	$0.03	$0.02	$0.16	$0.11

See notes to interim condensed consolidated financial statements.

Page | 2

CRIMSON WINE GROUP, LTD.

CONDENSED Consolidated Statements of COMPREHENSIVE INCOME

For the three and nine months ended September 30,  2014 and 2013

(In thousands)

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$699	$407	$3,933	$2,619
Other comprehensive income (loss):

Net unrealized holding gains (losses) on
investments arising during the period, net of tax	(23)	-	9	(44)

Comprehensive income	$676	$407	$3,942	$2,575

See notes to interim condensed consolidated financial statements.

Page | 3

CRIMSON WINE GROUP, LTD.

CONDENSED Consolidated Statements of Cash Flows

For the nine months ended September 30,  2014 and 2013

(In thousands)

(Unaudited)

	2014	2013
Net cash flows from operating activities:
Net income	$3,933	$2,619
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	4,072	3,999
Amortization of intangible assets	1,136	1,136
Leucadia National Corporation and its affiliates interest expense added to
principal	-	572
Loss on write-down of inventory	169	-
Net gain related to disposals of property and equipment	(1,864)	(688)
Deferred rent	80
Provision for deferred income taxes	2,500	-
Net change in:
Accounts receivable	179	(26)
Inventory	(7,947)	(2,588)
Other current assets	(19)	21
Other non-current assets	-	(315)
Accounts payable and expense accruals	4,543	3,362
Customer deposits	1,235	1,475
Net cash provided by operating activities	8,017	9,567

Net cash flows from investing activities:
Purchase of investments available for sale	(7,000)	(8,750)
Redemptions of investments available for sale	3,000	-
Acquisition of property and equipment	(3,744)	(5,324)
Proceeds from disposals of property and equipment	3,988	1,788
Net cash used for investing activities	(3,756)	(12,286)

Net cash flows from financing activities:
Reduction of debt	-	(1,700)
Capital contribution by Leucadia National Corporation	-	14,175
Net cash provided by financing activities	-	12,475

Net increase in cash and cash equivalents	4,261	9,756
Cash and cash equivalents at January 1	13,269	5,704

Cash and cash equivalents at September 30	$17,530	$15,460

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$114	$202
Income taxes	$328	$129

Non-cash financing activity:
Conversion of accrued interest to long-term debt	$-	$572
Conversion of due to Leucadia National Corporation to equity	$-	$151,043
Unrealized holding gains (losses) on investments	$9	$(44)

See notes to interim condensed consolidated financial statements.

Page | 4

CRIMSON WINE GROUP, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine months ended September 30, 2014 and 2013

(In thousands)

(Unaudited)

			Accumulated
	Common	Additional	Other
	Shares $0.01	Paid-In	Comprehensive	Accumulated
	Par Value	Capital	Loss	Deficit	Total
Balance, January 1, 2013	$245	$112,302	$-	$(86,714)	$25,833
Net income				2,619	2,619
Other comprehensive loss	-	-	(44)	-	(44)
Cash capital contribution upon spin-off	-	14,175	-	-	14,175
Debt conversion to equity upon spin-off	-	151,043	-	-	151,043

Balance, September 30, 2013	$245	$277,520	$(44)	$(84,095)	$193,626

Balance, January 1, 2014	$245	$277,520	$(30)	$(79,606)	$198,129
Net income				3,933	3,933
Other comprehensive income	-	-	9	-	9

Balance, September 30, 2014	$245	$277,520	$(21)	$(75,673)	$202,071

See notes to interim condensed consolidated financial statements.

Page | 5

CRIMSON WINE GROUP, LTD.

Notes to Interim Condensed Consolidated Financial Statements

1.Explanatory Note:

Crimson Wine Group, Ltd. (“Crimson”) is a Delaware company that has been operating since 1991.  As used herein, the term “Company” refers to Crimson and its wholly-owned subsidiaries, except as the context may otherwise require.  Prior to February 25, 2013, Crimson was a wholly-owned subsidiary of Leucadia National Corporation (“Leucadia”).  On February 1, 2013, Leucadia declared a pro rata dividend to Leucadia’s common shareholders of all of the outstanding shares of Crimson’s common stock in a manner that was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes (the “Distribution”).  Leucadia’s common shareholders received one share of Crimson common stock for every ten common shares of Leucadia (24,458,368 Crimson common shares in the aggregate), with cash in lieu of fractional shares, on February 25, 2013.    The consolidated financial statements and notes thereto give retroactive effect to the Distribution for the nine months ended September 30, 2013.

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

Net gain on the disposal of property and equipment previously reported was reclassified as a component of income from operations to conform with current year's presentation.  The reclassification has no impact on previously reported net income, cash flow or equity.

Effective January 1, 2013, the Company adopted amended Financial Accounting Standards Board (the “FASB”) guidance for indefinite lived intangible asset impairment testing. The amended guidance allows an entity to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite lived intangible asset is impaired. If an entity concludes it is

Page | 6

not more likely than not that an indefinite lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, then the entity would be required to determine the fair value of the indefinite lived intangible asset and compare the fair value with the carrying amount of the indefinite lived intangible asset. The Company adopted this amended guidance for its annual and interim periods beginning January 1, 2013. The adoption of this amended guidance did not have a significant impact on the Company's consolidated financial statements.

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

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” These changes apply to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  Management has determined that the adoption of these changes will  not have a significant impact on the Company’s consolidated financial statements.

3.Inventory:

A summary of inventory at September 30, 2014 and December 31, 2013 is as follows (in thousands):

Page | 7

	2014	2013
	(Unaudited)
Case wine	$29,794	$21,667
Bulk wine	22,040	22,280
Packaging and bottling supplies	237	346
	$52,071	$44,293

Bulk wine inventory includes cost of growing grapes not yet harvested as of September 30, 2014, all of which will be harvested as of the end of the fiscal year.

4.Property and Equipment:

A summary of property and equipment at September 30, 2014 and December 31, 2013 is as follows (in thousands):

	Depreciable Lives	2014	2013
	(in years)	(Unaudited)
Land and improvements	N/A	$39,497	$41,580
Buildings and improvements	20-40	44,550	44,446
Vineyards and improvements	7-25	35,692	35,178
Winery and vineyard equipment	3-25	24,152	24,270
Caves	20-40	5,638	5,638
Vineyards under development	N/A	1,744	1,338
Construction in progress	N/A	2,363	311
		153,636	152,761
Accumulated depreciation and amortization		(47,052)	(43,725)
		$106,584	$109,036

For the nine months ended September 30, 2014 and 2013, depreciation expense was $4,072,000 and $3,999,000, respectively, with $3,418,000 and $3,369,000, respectively, capitalized into inventory and $654,000 and $630,000, respectively, charged to the consolidated income statements.

For the three months ended September 30, 2014 and 2013, depreciation expense was $1,344,000 and $1,301,000, respectively, with $1,125,000 and $1,089,000, respectively, capitalized into inventory and $219,000 and $212,000, respectively, charged to the consolidated income statements.

5.Financial Instruments:

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature within three years or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

Page | 8

	Par Value	Amortized Cost	Gross Unrealized Losses	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total Fair Value Measurements
September 30, 2014
Certificates of Deposit	$14,500	$14,500	$(21)	$14,479	$14,479

December 31, 2013
Certificates of Deposit	$10,500	$10,500	$(30)	$10,470	$10,470

As of September 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets:

A summary of intangible and other non-current assets at September 30, 2014 and December 31, 2013 is as follows (in thousands):

	2014	2013
	(Unaudited)
Brand, net of accumulated amortization of $3,431 and $2,659	$14,069	$14,841
Distributor relationships, net of accumulated amortization of $619 and $480	1,981	2,120
Customer relationships, net of accumulated amortization of $905 and $700	995	1,200
Legacy permits, net of accumulated amortization of $60 and $46	190	204
Other, net of accumulated amortization of $60 and $54	449	455
	$17,684	$18,820

Amortization expense on intangible assets was $1,136,000 and $379,000 for each of the nine and three month periods ended September 30,  2014 and 2013, respectively.  The estimated aggregate future amortization expense for the intangible assets is $378,000 for the remainder of 2014 and $1,514,000 for each of the four years after 2014.

7.Due to Leucadia and its Affiliates:

On February 25, 2013, the remaining balance of $151,043,000 due to Leucadia and its affiliates was contributed by Leucadia to the capital of the Company.  Interest expense related to Leucadia and its affiliates was zero and $783,000 for the nine months ended September 30, 2014 and 2013, respectively.

Effective March 1, 2013, the Company entered into an administrative service agreement with Leucadia.  Pursuant to this agreement, Leucadia provided certain administrative, SEC, tax filing and accounting services, including providing the services of the Company’s Corporate Secretary, for a monthly fee of $15,000.

Page | 9

Effective August 1, 2013, Leucadia and the Company agreed to amend the administrative service agreement to reduce the administrative services provided to the Company by Leucadia and correspondingly reduce the monthly fee from $15,000 to $4,500.  The amendment also provided that the administrative services agreement would terminate in full in February 2014, which it did.  Administrative services fees expense was $9,000 and $84,000 for the nine month periods ended September 30, 2014 and 2013, respectively, and zero and $24,000 for the three month periods ended September 30, 2014 and 2013, respectively.

In March 2013, pursuant to the separation agreement entered into with Leucadia, Leucadia paid $14,175,000 to Crimson as a capital contribution.  No additional capital contributions from Leucadia are required or anticipated to be made.

8. Debt:

In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 1.657% to 1.955% at September 30, 2014.  The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes.  No amounts have been borrowed under the facility to date.

9. Stockholders’ Equity:

In March 2014, the Board of Directors of Crimson authorized a share repurchase program that provides for the repurchase of up to $2,000,000 of outstanding common stock.  At September 30, 2014, no stock had been repurchased.

10.Revenues and Gross Profit:

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues and gross profit for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

Page | 10

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Wholesalers	$7,450	$7,513	$24,228	$24,178
Direct to consumers	4,280	3,795	13,728	12,916
Bulk wine and grape sales, event fees and retail sales	1,114	1,178	2,456	2,619
	$12,844	$12,486	$40,412	$39,713

Gross profit:
Wholesalers	$3,725	$3,323	$12,016	$10,682
Direct to consumers	3,087	2,409	9,585	7,980
Bulk wine and grape sales, event fees and retail sales	297	335	707	136
Inventory write-down	(169)	-	(169)	-
	$6,940	$6,067	$22,139	$18,798

Excise taxes of $220,000 and $225,000 for the three months ended September 30,  2014 and 2013, respectively, and $748,000 and $731,000 for the nine months ended September 30, 2014 and 2013, respectively, were recognized as a reduction to wine sales.

11.Income Taxes:

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at September 30, 2014 and December 31, 2013.  As discussed in the 2013 Report, the Company will not be required to reimburse Leucadia for any payments made by Leucadia for adjustments to taxable periods prior to the Distribution, nor will the Company be entitled to any refunds for adjustments to taxable periods prior to the Distribution.  The Company is responsible for any adjustments or liabilities related to its California state income tax return for all periods, and its Federal income tax return for all periods subsequent to the Distribution.  The statute of limitations with respect to California state income tax returns has expired for all years through 2008.

12.Subsequent Event:

During the third quarter of 2014, the Company entered into an agreement to purchase approximately 24 gross acres of land, with approximately 20 acres of plantable land, with vineyards, improvements and a home located in Sonoma County, California for a price of $2,600,000.00 payable in cash.  Included in the plantable acres is approximately 13 acres of land planted in or about 1916 that has produced fruit historically bottled in high value “Old Vine” Zinfandel programs.  The transaction closed subsequent to September 30, 2014 and prior to the issuance of the third quarter financial statements.

Subsequent to September 30, 2014, the Company announced the resignation of the President and Chief Executive Officer and a Severance Agreement and General Release of All Claims in which the Company agreed to pay severance in an amount equal to $750,000 in exchange for a customary general release.  The agreement was entered into prior to the issuance of the third quarter financial statements.

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

Liquidity and Capital Resources

General

Crimson’s principal sources of liquidity are its available cash, funds generated from operations and its revolving credit facility.  In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 1.657% to 1.955% at September 30, 2014.  The facility can be used to fund acquisitions, capital projects and other general corporate purposes.   No amounts have been borrowed under the facility to date.

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

As of September 30, 2014, Crimson’s commitments for capital expenditures were not material.  As described in footnote 12 of the financial statement, Crimson acquired a $2,600,000 property that includes vineyards and as such, when added to the $5,400,000 of expected capital spend reported previously, Crimson now expects to spend approximately $8,000,000 for capital expenditures and acquisitions during 2014.  In addition to the $2,600,000 property acquisition, $1,100,000 is for technology enhancements related to growth, including infrastructure expansion and to enhance capabilities now expected by consumers, including mobile commerce.  As such, these expenditures do not relate to required maintenance or similar costs to sustain our existing operations.  The remaining $4,300,000 is for vineyard development, barrel purchases and other winery and facility improvements.  Crimson expects to use its available cash and cash flows generated from operating activities to fund its capital expenditures and acquisitions.    Capital expenditure through September 30, 2014 were  $3,744,000, which excludes the land transaction which closed subsequent to September 30, 2014.

Page | 12

In March, 2014, the board of directors of Crimson authorized a stock repurchase program pursuant to which the Company may repurchase up to $2 million of the Company’s common stock.  The repurchases will be funded by available cash.  How much common stock, if any, will be repurchased will depend on market conditions, including the price of the common stock.  At September 30, 2014, no stock had been repurchased.

Consolidated Statements of Cash Flows

Net cash provided by operating activities was $8,004,000 and $9,567,000 for the nine months ended September 30, 2014 and 2013, respectively.  Cash flows from operating activities decreased during 2014 as compared to 2013, principally due to timing of the current year harvest and increased grape purchases for growth, resulting in more costs incurred in the third quarter in 2014 as compared to 2013,  increased grape purchases in 2014 as compared to 2013, related to the prior year harvest,  and increased payments for income taxes, partially offset by increased operating income.

Net cash provided by operating activities also reflects less interest paid to Leucadia.  Interest paid to Leucadia was zero and $122,000 during the nine months ended September 30, 2014 and 2013, respectively.

Net cash used for investing activities was $3,743,000 and $12,286,000 for the nine months ended September 30, 2014 and 2013, respectively. Acquisition of property, equipment and leasehold improvements decreased in the first nine months of 2014 as compared to the first nine months of 2013, principally due to the 2013 capacity expansion at Seghesio Family Vineyards.  2014 proceeds from disposals of property and equipment include $3,902,000, net of related selling fees, from the sale of an unplanted parcel of land and 2013 proceeds include $1,754,000 from the sale of a non-strategic vineyard.  In addition, $7,000,000 and $8,750,000 for the nine months ended September 30, 2014 and 2013, respectively, was used for investing in FDIC insured U.S. Certificates of Deposit.  The nine months ended September 30, 2014 include $3,013,000 of matured FDIC insured U.S. Certificates of Deposit.

Net cash provided by financing activities reflects $1,700,000 of principal payments on debt to Leucadia and the Leucadia capital contribution of $14,175,000, discussed above, for the nine months ended September 30, 2013.

Results of Operations

Overview

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues, gross profit and income from operations for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Wholesalers	$7,450	$7,513	$24,228	$24,178
Direct to consumers	4,280	3,795	13,728	12,916
Bulk wine and grape sales, event fees and retail sales	1,114	1,178	2,456	2,619
	12,844	12,486	40,412	39,713

Gross profit:
Wholesalers	3,725	3,323	12,016	10,682
Direct to consumers	3,087	2,409	9,585	7,980
Bulk wine and grape sales, event fees and retail sales	297	335	707	136
Inventory write-down	(169)	-	(169)	-

Page | 13

	6,940	6,067	22,139	18,798

Operating expenses:
Sales and marketing	3,188	3,434	9,780	9,040
General and administrative	2,231	2,152	7,020	6,998
Administrative service fees paid to Leucadia National Corporation	-	24	9	84
	5,419	5,610	16,809	16,122

Net gain related to disposals of property and equipment	(44)	(23)	(1,864)	(688)

Income from operations	$1,565	$480	$7,194	$3,364

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

At September 30, 2014, wine inventory includes approximately 864,000 cases of bottled and bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Income Statement

Consolidated Operations – Three months ended September 30, 2014 and 2013

Revenues increased for the three months ended September 30, 2014 as compared to 2013 as a result of a $485,000 increase in direct to consumer revenue, partially offset by a $63,000 decrease in wholesale revenue accompanied by a $64,000 decrease in bulk wine, grape and other non-wine sales.  Direct to consumer revenue increase is primarily driven by a $720,000 increase in Wine Club revenue, as a result of an increase in case volume and revenue per case, and a $42,000 increase in Special Events Revenue, partially offset by a $176,000 decrease in E-Commerce revenue and a  $101,000 decrease in Tasting Room revenue, as a result of timing of sales initiatives and the intentional allocation of available product.  Gross profit increased $873,000 in the three months ended September 30, 2014 as compared to 2013 reflecting certain price increases, a decrease in cost of goods sold per case predominately attributable to lower costs specific to newly released vintages for certain wines, and lower costs for direct to consumer freight.  In addition to changes in wine revenues, gross profit also reflects net losses on sales of bulk wine and grapes of $107,000 and $47,000 for the three months ended September 30, 2014 and 2013, respectively, and an inventory write-down of $169,000 for the three months ended September 30, 2014, related to wine for a  new product launch that was abandoned and the wine reallocated to a private label program to one retail account.

Crimson’s sales and marketing expenses have a variable component that tends to correspond to changes in sales volume, though due to Company strategic decisions during 2014, that dependent relationship didn’t prove true in

Page | 14

the third quarter.  Sales and marketing expenses decreased $246,000 for the three months ended September 30, 2014 as compared to 2013, which includes a decrease of $359,000 in variable cost components offset partially by an increase of $113,000 in fixed cost components.  Decrease in variable sales and marketing expenses were primarily attributable to a decrease in broker commissions, due to the replacement of a broker in a top 5 U.S. market, and wholesale samples.  Increases in fixed sales and marketing expenses were primarily due to increased compensation related expense of $105,000 and travel related expense of $59,000,  to accommodate growth and replace a significant broker in a top 5 U.S. market, offset partially by timing of promotional material costs pertinent to new labels and marketing initiatives.

General and administrative expenses increased  $79,000 in the three months ended September 30, 2014 as compared to 2013, principally due to a  $49,000 increase in employee compensation as a result of strategic hires to manage growth, $58,000 in new corporate office lease expenses, which commenced during the third quarter of 2014 and terminates in 2020, and $35,000 increase in consulting expense related to technological enhancement.  This is partially offset by a $43,000 decrease in contract services, a result of bringing IT services in house, and a decrease of $22,000 in executive legal fees, due to timing of services provided.

Income tax expense for the three months ended September 30, 2014 reflects the recognition of statutory income taxes, which was primarily reflected as a component of the valuation allowance for the three months ended September 30, 2013.  Further, during the third quarter of 2014 it was determined that sufficient evidence supported decreasing the valuation allowance by $141,000.

Income Statement

Consolidated Operations – Nine months ended September 30, 2014 and 2013

Revenues increased for the nine months ended September 30, 2014 as compared to 2013 primarily as a result of a  shift in product mix across brands and channels, slightly offset by a decrease in bulk wine, grape and other non-wine sales.  Wholesale revenues increased $50,000 for the nine months ended September 30, 2014, primarily attributable to the domestic market with a partial offset in the export market.  Direct to consumer revenue increased $812,000 for the nine months ended September 30, 2014 as compared to 2013 as a result of a wine revenue increase of $1,123,000 in Wine Club, primarily attributable to an increase in wine club membership, an increase in sales volume and an overall increase in price point for wine included in shipments across all brands, and a $126,000 increase in Special Events wine revenue,  partially offset by a $303,000 decrease in E-Commerce wine revenue and a $134,000 decrease in Tasting Room wine revenue, primarily a result of timing of sales initiatives and intentional allocation of available product.  In addition, bulk wine and grape sales decreased $256,000, which is partially offset by an increase in non-wine revenue, including tasting fees and special events, of $93,000.

Sales and marketing expenses increased $740,000 for the nine months ended September 30, 2014 as compared to 2013, which include a $91,000 increase in variable cost components and a $649,000 increase in fixed cost components.  Variable cost increases were primarily due to increases in event expenses, and distributor initiatives and company-wide sales promotional activities, as a result of timing of current year planned initiatives, partially offset by a decrease in broker commissions, due to timing and the terminated broker relationship which concluded March 31, 2014, and wholesale samples.  Fixed sales and marketing expenses increased primarily due to increased compensation related expense of $564,000 and travel related expense of $66,000, to accommodate growth and replace a significant broker in a top 5 U.S. market, internet redesign costs of $55,000, increased contract services of $66,000 for certain technology related to the wholesale channel, partially offset by a $102,000 decrease for promotional material costs pertinent to new labels and marketing initiatives.

General and administrative expenses increased  $22,000 in the nine months ended September 30, 2014 as compared to 2013, principally due to a $139,000 increase in SEC related expense, primarily related to the proxy and annual report costs not incurred in 2013, a $126,000 increase in travel related expense as a result of research and long term planning initiatives, an $85,000 increase in consulting expense related to technological enhancements, $58,000 in new costs for lease related expense pertaining to the corporate office lease commencing during the third quarter of 2014, and an $18,000 increase in other taxes related to standalone franchise

Page | 15

requirements for nine months of 2014 as compared to 7 months of 2013.  This is partially offset by a $269,000 decrease in employee compensation, as a result of $450,000 executive bonuses paid in June 2013 approved by the Crimson board of directors in relation to the spin-off offset by 2014 strategic hires to manage growth,  a $62,000 decrease in recruiting and temporary service costs, a $40,000 decrease in contract services, as result of bringing IT services in house, and a $33,000 decrease in overall office, computer, facility supplies.

Income from operations for the nine months ended September 30, 2014 includes a gain of $1,818,000 for the sale of a non-strategic unplanted parcel of land, and for the nine months ended September 30, 2013, includes a gain of $717,000 for the sale of a non-strategic vineyard.

Income tax increased $2,657,000 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as a result of the reversal of the valuation allowance at December 31, 2013.  Prior to December 31, 2013, the Company had recorded a full valuation allowance against its net deferred tax asset.  The income tax at September 30, 2014 reflects the recognition of statutory income taxes, which was reflected as a component of the valuation allowance at September 30, 2013.  During the third quarter of 2014 it was determined that sufficient evidence supported decreasing the valuation allowance by $141,000.  Management will evaluate the remaining valuation allowance at year end to determine proper recognition and presentation.  The Company’s effective tax rate, calculated by dividing the income tax provision by net income before income tax expense, is affected by recurring items such as the relative amount of income earned in jurisdictions, which we expect to be fairly consistent in the near term.  It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  The Company’s effective income tax rate is higher than the federal statutory rate primarily due to state income taxes.

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

Page | 16

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

Item 4. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).

31.1	Certification of Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page | 18

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Satements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

Page | 19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date: November 7, 2014	By:	/s/ Patrick M. DeLong
Patrick M. DeLong
Chief Financial and Operating Officer and Duly
Authorized Officer

Page | 20

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).

31.1	Certification of Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

Page | 21