Form 10-Q
period 2015-03-31
Crimson Wine Group, Ltd
filed 2015-05-08
CIK 1562151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

On May 7, 2015, there were 24,458,368 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

Form 10-Q

For the Quarterly Period Ended March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRIMSON WINE GROUP, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

(In thousands, except share amounts and par value)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,399	$13,274
Investments available for sale	15,522	15,711
Accounts receivable, net	4,732	5,784
Inventory	48,953	49,593
Other current assets	1,348	894
Deferred tax asset, current	2,856	3,184
Total current assets	86,810	88,440

Property and equipment, net	108,644	108,707
Goodwill	1,053	1,053
Intangible assets and other non-current assets	16,914	17,300

Total assets	$213,421	$215,500

LIABILITIES
Current liabilities:
Accounts payable	$1,297	$4,342
Accrued compensation related expenses	1,426	1,979
Other accrued expenses	1,053	1,266
Customer deposits	541	403
Total current liabilities	4,317	7,990

Deferred rent, non-current	115	123
Deferred tax liability, non-current	4,734	4,267
Total non-current liabilities	4,849	4,390

Total liabilities	9,166	12,380

EQUITY
Common shares, par value $0.01 per share, authorized 150,000,000	245	245
shares; 24,458,368 issued and outstanding
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive income (loss)	22	(39)
Accumulated deficit	(73,532)	(74,606)
Total equity	204,255	203,120

Total liabilities and equity	$213,421	$215,500

See notes to interim condensed consolidated financial statements.

Page | 1

CRIMSON WINE GROUP, LTD.

CONDENSED Consolidated INCOME Statements

For the three months ended March 31, 2015 and 2014

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net sales	$13,717	$13,272
Cost of sales	6,036	6,270
Gross profit	7,681	7,002

Operating expenses:
Sales and marketing	3,175	3,048
General and administrative	2,573	2,207
Administrative service fees paid to Leucadia National
Corporation	-	9
Total operating expenses	5,748	5,264

Net (gain)/loss on property and equipment	(17)	20

Income from operations	1,950	1,718

Other income (expense):
Interest expense	(38)	(38)
Other income (expense), net	13	(16)
Total other income (expense), net	(25)	(54)

Income before income taxes	1,925	1,664

Income tax provision	851	720

Net income	$1,074	$944

Basic and fully diluted weighted-average shares outstanding	24,458	24,458

Basic and fully diluted earnings per share	$0.04	$0.04

See notes to interim condensed consolidated financial statements.

Page | 2

CRIMSON WINE GROUP, LTD.

CONDENSED Consolidated Statements of COMPREHENSIVE INCOME

For the three months ended March 31,  2015 and 2014

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$1,074	$944
Other comprehensive income:

Net unrealized holding gains on
investments arising during the period, net of tax	61	25

Comprehensive income	$1,135	$969

See notes to interim condensed consolidated financial statements.

Page | 3

CRIMSON WINE GROUP, LTD.

CONDENSED Consolidated Statements of Cash Flows

For the three months ended March 31, 2015 and 2014

(In thousands)

(Unaudited)

	2015	2014
Net cash flows from operating activities:
Net income	$1,074	$944
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	1,453	1,363
Amortization of intangible assets	379	379
Loss on write-down of inventory	12	-
Provision for doubtful accounts	36	-
Net (gain)/loss on property and equipment	(17)	20
Deferred rent	(3)	-
Provision for deferred income taxes	795	670
Net change in:
Accounts receivable	1,016	781
Inventory	628	1,165
Other current assets	(454)	74
Other non-current assets	7	4
Accounts payable and expense accruals	(4,219)	(3,977)
Customer deposits	138	209
Income taxes payable	403	(41)
Net cash provided by operating activities	1,248	1,591

Net cash flows from investing activities:
Purchase of investments available for sale	(250)	(750)
Redemptions of investments available for sale	500	-
Acquisition of property and equipment	(1,396)	(493)
Proceeds from disposals of property and equipment	23	5
Net cash used for investing activities	(1,123)	(1,238)

Net increase in cash and cash equivalents	125	353
Cash and cash equivalents at January 1	13,274	13,269

Cash and cash equivalents at March 31	$13,399	$13,622

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$38
Income taxes	$-	$91

Non-cash investing activity:
Unrealized holding gains on investments	$61	$25
Capital investments accrued but not yet paid	$175	$14

See notes to interim condensed consolidated financial statements.

Page | 4

CRIMSON WINE GROUP, LTD.

Notes to Interim Condensed Consolidated Financial Statements

1.Background and Basis of Presentation

Background

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

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2014, as filed with the SEC on Form 10-K (the “2014 Report”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The condensed consolidated balance sheet at December 31, 2014 was extracted from the audited annual financial statements and does not include all disclosures required by GAAP for annual financial statements.

Reclassifications

Net (gain)/loss on property and equipment previously reported was reclassified as a component of income from operations to conform with current year's presentation.  The reclassification has no impact on previously reported net income, cash flow or equity.

Recent Accounting Pronouncements

In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will

Page | 5

have a major effect on the entity's operations and financial results. These changes became effective for the Company on January 1, 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements.

These changes become effective for the Company on January 1, 2017. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.

In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The guidance will become effective for annual reporting periods beginning after December 15, 2015, and early adoption is permitted. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.

2.Inventory:

A summary of inventory at March 31, 2015 and December 31, 2014 is as follows (in thousands):

	2015	2014
	(Unaudited)
Case wine	$23,681	$25,613
In-process wine	24,899	23,630
Packaging and bottling supplies	373	350
Total inventory	$48,953	$49,593

3.Property and Equipment:

A summary of property and equipment at March 31, 2015 and December 31, 2014 is as follows (in thousands):

		Depreciable Lives	2015	2014
	(in years)		(Unaudited)
Land and improvements	N/A		$41,573	$41,573
Buildings and improvements	20-40		45,282	45,259
Vineyards and improvements	7-25		36,453	35,898
Winery and vineyard equipment	3-25		25,390	25,437
Caves	20-40		5,638	5,638
Vineyards under development	N/A		1,448	1,894
Construction in progress	N/A		1,814	633
			157,598	156,332
Accumulated depreciation and amortization			(48,954)	(47,625)
			$108,644	$108,707

Page | 6

For the three months ended March 31, 2015 and 2014, depreciation expense was $1,453,000 and $1,363,000, respectively, with $1,185,000 and $1,147,000, respectively, capitalized into inventory and $268,000 and $216,000, respectively, charged to the consolidated income statements.

4.Financial Instruments:

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale include certificates of deposit that are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature within three years or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements
March 31, 2015
Certificates of Deposit	$15,500	$15,500	$24	$(2)	$15,522	$15,522

December 31, 2014
Certificates of Deposit	$15,750	$15,750	$7	$(46)	$15,711	$15,711

As of March 31, 2015 and December 31, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

The Company does not invest in any derivatives or engage in any hedging activities.

5.Intangible and Other Non-Current Assets:

A summary of intangible and other non-current assets at March 31, 2015 and December 31, 2014 is as follows (in thousands):

		Amortizable
		Lives	2015	2014
		(in years)	(Unaudited)
Brand, net of accumulated amortization of $3,946 and $3,688	17		$13,554	$13,812
Distributor relationships, net of accumulated amortization of $712 and $666	14		1,888	1,934
Customer relationships, net of accumulated amortization of $1,040 and $971	7		860	929
Legacy permits, net of accumulated amortization of $68 and $64	14		182	186
Other, net of accumulated amortization of $66 and $64	15-20		430	439
			$16,914	$17,300

Page | 7

Amortization expense on intangible assets was $379,000 for each of the three month periods ended March 31, 2015 and 2014.  The estimated aggregate future amortization expense for the intangible assets is $1,136,000 for the remainder of 2015, $1,514,000 for each of 2016 and 2017,  $1,359,000 for 2018, and $1,243,000 for 2019.

6.Due to Leucadia and its Affiliates:

Effective March 1, 2013, the Company entered into an administrative service agreement with Leucadia.  Pursuant to this agreement, Leucadia provided certain administrative, SEC, tax filing and accounting services, including providing the services of the Company’s Corporate Secretary, for a monthly fee of $15,000.

Effective August 1, 2013, Leucadia and the Company agreed to amend the administrative service agreement to reduce the administrative services provided to the Company by Leucadia and correspondingly reduce the monthly fee from $15,000 to $4,500.  The amendment also provided that the administrative services agreement would terminate in full in February 2014, which it did.  Administrative services fees expense was $0 and $9,000 for the three month periods ended March 31, 2015 and 2014, respectively.

7. Debt:

In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate for a fifteen year term.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 1.679% to 2.028% at March 31, 2015.  The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes.  No amounts have been borrowed under the facility to date.

8. Stockholders’ Equity:

In March 2014, the Board of Directors of Crimson authorized a share repurchase program that provides for the repurchase of up to $2,000,000 of outstanding common stock.  At March 31, 2015, no stock had been repurchased.

9.Revenues and Gross Profit:

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues and gross profit for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

Page | 8

	Three months ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues:
Wholesalers	$8,373	$8,125
Direct to consumers	4,740	4,588
Bulk wine and grape sales, event fees and retail sales	604	559
	$13,717	$13,272

Gross profit:
Wholesalers	$4,103	$3,907
Direct to consumers	3,379	3,071
Bulk wine and grape sales, event fees and retail sales	211	24
Inventory write-down	(12)	-
	$7,681	$7,002

Excise taxes of $261,000 and $258,000 for the three months ended March 31, 2015 and 2014, respectively, were recognized as a reduction to wine sales.

Reductions to the carrying value of inventories to estimated net realizable value are reflected in the inventory write-down category of gross profit in the table above.  The inventory write-down in the first quarter of 2015 pertains to disposed packaging material.

10.Income Taxes:

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at March 31, 2015 and December 31, 2014.  As discussed in the 2014 Report, the Company will not be required to reimburse Leucadia for any payments made by Leucadia for adjustments to taxable periods prior to the Distribution, nor will the Company be entitled to any refunds for adjustments to taxable periods prior to the Distribution.  The Company is responsible for any adjustments or liabilities related to its California state income tax return for all periods, and its Federal income tax return for all periods subsequent to the Distribution.  The statute of limitations with respect to California state income tax returns has expired for all years through 2009.

11.Business Segment Information:

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

The following table outlines the sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the three months ended March 31, 2015 and 2014.  Sales figures are net of related excise taxes.

Page | 9

	Quarter Ended March 31,
	Wholesale		Direct to Consumer		Total Reportable Segments
	2015	2014	2015	2014	2015	2014
	(In thousands)

Net sales	$8,373	$8,125	$4,740	$4,588	$13,113	$12,713
Cost of sales	4,270	4,218	1,361	1,517	5,631	5,735
Gross margin	4,103	3,907	3,379	3,071	7,482	6,978
Direct selling expense	1,396	1,282	1,131	1,102	2,527	2,384
Contribution margin	$2,707	$2,625	$2,248	$1,969	$4,955	$4,594

% of reportable segment total net sales	63.9%	63.9%	36.1%	36.1%	100.0%	100.0%

Below is a reconciliation of the segment contribution margins to the consolidated income from operations:

	Quarter Ended March 31,
	Total Reportable Segments		Other/Non-allocable (a)		Total
	2015	2014	2015	2014	2015	2014
	(In thousands)

Net sales	$13,113	$12,713	$604	$559	$13,717	$13,272
Cost of sales	5,631	5,735	405	535	6,036	6,270
Gross margin	7,482	6,978	199	24	7,681	7,002
Direct selling expense	2,527	2,384	-	-	2,527	2,384
Centralized selling expense	-	-	648	664	648	664
General and administrative / service fees	-	-	2,573	2,216	2,573	2,216
Net (gain)/loss on disposals
of property and equipment	-	-	(17)	20	(17)	20
Income (loss) from operations	$4,955	$4,594	$(3,005)	$(2,876)	$1,950	$1,718

(a) Other/Non-allocable gross margin includes bulk wine and grape sales, event fees and retail sales.  Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.

Page | 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2014 Report.

Seasonality

As discussed in the 2014 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income.  Crimson typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter.  Crimson anticipates similar trends in 2015.

Results of Operations

Overview

Crimson generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.  Revenues, gross profit, income from operations and net income for the three months ended March  31, 2015 and 2014 are as follows (in thousands):

	Three months ended
	March 31,
	2015	2014

Revenues:
Wholesalers	$8,373	$8,125
Direct to consumers	4,740	4,588
Bulk wine and grape sales, event fees and retail sales	604	559
	13,717	13,272

Gross profit:
Wholesalers	4,103	3,907
Direct to consumers	3,379	3,071
Bulk wine and grape sales, event fees and retail sales	211	24
Inventory write-down	(12)	-
	7,681	7,002

Operating expenses:
Sales and marketing	3,175	3,048
General and administrative	2,573	2,207
Administrative service fees paid to Leucadia National Corporation	-	9
	5,748	5,264

Net (gain)/loss on disposals of property and equipment	(17)	20
Income from operations	$1,950	$1,718
Income taxes	851	720
Net income	$1,074	$944

Page | 11

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

At March  31, 2015, wine inventory includes approximately 747,000 cases of bottled and bulk wine in various stages of the aging process.  Case wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Income Statement

Consolidated Operations – Three months ended March 31, 2015 and 2014

Revenues increased in the three months ended March 31, 2015 by $445,000 as compared to 2014 primarily  resulting from increased sales volume in Wholesale, Direct to consumer and non-wine revenue, a shift in product mix across brands and channels, partially offset by a decrease in bulk wine and grape sales.  Wholesale revenue increased $150,000 and $98,000 in Domestic and Export revenue, respectively, due to higher case volume and a shift in product mix to higher revenue per case brands. Direct to consumer revenue increased $152,000 due to $247,000 and $46,000 in Wine Club and Tasting Room, respectively, partially offset by a $141,000 decrease in E-Commerce revenue. The increase in Direct to consumer revenue reflects higher shipping volume and a shift toward higher revenue channels and higher priced products.  Non-wine revenue increased $45,000, driven by a $148,000 increase in Special Event revenue, partially offset by a $103,000 decrease in bulk wine and grape sales.

Gross profit increased $679,000 in the three months ended March 31, 2015 as compared to 2014 reflecting an increase in case wine sales.  Wine gross profit increased $504,000, comprised of an increase of $196,000 and $308,000 in Wholesale and Direct to consumer, respectively. Wholesale gross profit increased $105,000 and $91,000 in Domestic and Export, respectively, due to a shift in product mix in Domestic to higher revenue per case brands and higher case volume in Export, partially offset by a shift in Export toward lower margin brands. The increase in Direct to consumer gross profit reflects higher shipping volume and a shift towards higher revenue channels and higher margin products. Bulk wine and non-wine gross profit increased $187,000 primarily due to the increase in Special Event revenue. There was also an inventory write-down of $12,000 related to packaging material disposals.

Crimson’s sales and marketing expenses have a variable component that tends to correspond to changes in sales volume.  Sales and marketing expenses increased $127,000 for the three months ended March 31, 2015 as compared to 2014, primarily as a result of an increase in fixed cost components of $174,000, partially offset by a decrease in variable cost components of $47,000.  The decrease in variable sales and marketing expenses was primarily a result of a decrease in broker commissions of $100,000 due to a terminated broker relationship, partially offset by an increase of $50,000 in distributor samples relative to the increase in sales volume and product mix.  Increases in fixed sales and marketing expenses were primarily due to increased expenses related to compensation of $148,000 and travel of $28,000 to accommodate growth and a shift away from outside broker relationships.

General and administrative expenses increased $366,000 in the three months ended March 31, 2015 as compared to 2014 primarily due to a $268,000 increase in employee compensation and recruiting as a result of strategic

Page | 12

hires to manage growth, $43,000 in new corporate office lease expenses, which commenced during the third quarter of 2014, and a $50,000 increase in depreciation expense related to corporate office leasehold improvements and IT infrastructure enhancements.

Income tax expense increased $131,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The 2015 expense reflects the recognition of statutory income taxes.  The Company’s effective tax rate, calculated by dividing the income tax provision by net income before income tax expense, is affected by recurring items such as the relative amount of income earned in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The Company’s effective income tax rate is higher than the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

General

Crimson’s principal sources of liquidity are its available cash, funds generated from operations and its revolving credit facility.  In March 2013, Crimson entered into a $60,000,000 revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10,000,000 of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50,000,000 in the aggregate.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate, and would have been 1.679% to 2.028% at March  31, 2015.  The facility can be used to fund acquisitions, capital projects and other general corporate purposes.  No amounts have been borrowed under the facility to date.

Crimson’s capital expenditures through March 31, 2015 were $1,396,000. Crimson expects to spend approximately $8,200,000 for capital expenditures during 2015, of which $3,500,000 pertains to the second phase of fermentation capacity expansion at Seghesio Family Vineyards and $620,000 for technology enhancements related to growth, including infrastructure expansion, and to enhance capabilities now expected by consumers, including mobile commerce.  The remaining $4,080,000 is for vineyard development, barrel purchases and other winery and facility improvements.  Crimson expects to use its available cash and cash flows generated from operating activities to fund its capital expenditures.

In March, 2014, the board of directors of Crimson authorized a stock repurchase program pursuant to which we may repurchase up to $2 million of Crimson’s common stock.  The repurchases will be funded by available cash.  How much common stock, if any, will be repurchased will depend on market conditions, including the price of the common stock.  At March 31, 2015, no stock had been repurchased.

Consolidated Statements of Cash Flows

Net cash provided by operating activities was $1,248,000 and $1,591,000 for the three months ended March 31, 2015 and 2014, respectively.  Cash flows from operating activities decreased during the first three months of 2015 as compared to 2014, primarily due to higher inventory balances, higher prepayments for property taxes and insurance, partially offset by a change in income tax payable and increased operating income.

Net cash used for investing activities was $1,123,000 and $1,238,000 for the three months ended March 31, 2015 and 2014, respectively. Cash used for investing activities decreased in the first three months of 2015 compared to 2014 due to reduced investments in, and redemption of, FDIC insured U.S. Certificates of Deposit offset by increased acquisitions of property, equipment and leasehold improvements. The increase pertains to planned

Page | 13

investment in infrastructure projects, including the second phase of the fermentation capacity expansion at Seghesio Family Vineyards and technological enhancements related to growth.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect the Crimson’s actual results include but are not limited to the following: worsening economic conditions causing a decline in estimated future cash flows; our dependence on certain key personnel; significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees;  various diseases, pests and weather conditions affecting the quality and quantity of grapes; our inability to grow or acquire enough fruit for our wines; significant competition adversely affecting our profitability; competition for shelf space in retail stores and for marketing focus by our independent distributors; the contamination of our wines; a reduction in consumer demand for our wines; a decrease in wine score rating by important rating organizations; climate change, or legal, regulatory or market measures to address climate change, negatively affecting our business, operations or financial performance, and water scarcity or poor quality negatively impacting our production costs and capacity, including the continuation or worsening of the drought in California; environmental issues or hazardous substances on our properties resulting in us incurring significant liabilities; indebtedness we may incur materially affecting our financial health; changes in laws and government regulations or in the implementation and/or enforcement of government rules and regulations increasing our costs or restricting our ability to sell our products into certain markets; our inability to insure certain risks economically; being subject to litigation which may have a significant adverse effect on our consolidated financial condition or results of operations; not paying dividends currently or in the future; impairment of our intangible assets;  the limited market for our common stock because our stock is not listed on any securities exchange; volatility in our common stock price; future sales of our common stock depressing the market price of our stock; public company compliance costs; loss of our status as an emerging growth company; restrictions on our ability to enter into certain transactions that could jeopardize our tax free spin-off from Leucadia; and the significant influence of certain principal stockholders.  For additional information see Part I, Item 1A. Risk Factors in the 2014 Report.

Undue reliance should not be placed on forward-looking statements, which are applicable only as of the date hereof.  Crimson undertakes no obligation to revise or update its forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

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

Page | 14

Item 4. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Report, which could materially affect our business, results of operations or financial condition.  The risks described in our 2014 Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

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

Page | 16

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

Page | 17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date: May 7, 2015	By:	/s/ Patrick M. DeLong
Patrick M. DeLong
President and Chief Executive Officer

Date: May 7, 2015	By:	/s/ Shannon McLaren
Shannon McLaren
Chief Financial Officer

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

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

Page | 19