Form 10-Q
period 2015-06-30
Crimson Wine Group, Ltd
filed 2015-08-07
CIK 1562151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

On August 7, 2015, there were 24,458,368 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

Form 10-Q

For the Quarterly Period Ended June  30, 2015

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2015 and December 31, 2014
(In thousands, except share amounts and par value)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,969	$13,274
Investments available for sale	15,023	15,711
Accounts receivable, net	4,236	5,784
Inventory	50,242	49,593
Other current assets	1,013	894
Deferred tax asset, current	2,496	3,184
Total current assets	88,979	88,440

Property and equipment, net	110,306	108,707
Goodwill	1,053	1,053
Intangible assets and other non-current assets	16,531	17,300

Total assets	$216,869	$215,500

LIABILITIES
Current liabilities:
Accounts payable	$3,009	$4,342
Accrued compensation related expenses	1,626	1,979
Other accrued expenses	1,132	1,266
Customer deposits	545	403
Total current liabilities	6,312	7,990

Deferred rent, non-current	116	123
Deferred tax liability, non-current	4,652	4,267
Total non-current liabilities	4,768	4,390

Total liabilities	11,080	12,380

EQUITY
Common shares, par value $0.01 per share, authorized 150,000,000	245	245
shares; 24,458,368 issued and outstanding
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive income (loss)	14	(39)
Accumulated deficit	(71,990)	(74,606)
Total equity	205,789	203,120

Total liabilities and equity	$216,869	$215,500

See notes to interim condensed consolidated financial statements.

Page | 1

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$14,791	$14,296	$28,508	$27,568
Cost of sales	6,702	6,099	12,738	12,369
Gross profit	8,089	8,197	15,770	15,199

Operating expenses:
Sales and marketing	3,398	3,544	6,573	6,592
General and administrative	2,618	2,711	5,191	4,918
Administrative service fees paid to Leucadia
National Corporation	-	-	-	9
Total operating expenses	6,016	6,255	11,764	11,519

Net (gain) loss on disposal of property and equipment	(83)	(1,840)	(100)	(1,820)

Income from operations	2,156	3,782	4,106	5,500

Other income (expense):
Interest expense	(38)	(38)	(76)	(76)
Other income (expense), net	181	(12)	194	(28)
Total other income (expense), net	143	(50)	118	(104)

Income before income taxes	2,299	3,732	4,224	5,396

Income tax provision	757	1,442	1,608	2,162

Net income	$1,542	$2,290	$2,616	$3,234

Basic and fully diluted weighted-average shares outstanding	24,458	24,458	24,458	24,458

Basic and fully diluted earnings per share	$0.06	$0.09	$0.11	$0.13

See notes to interim condensed consolidated financial statements.

Page | 2

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$1,542	$2,290	$2,616	$3,234
Other comprehensive income:

Net unrealized holding gains (losses) on
investments arising during the period, net of tax	(8)	7	53	32

Comprehensive income	$1,534	$2,297	$2,669	$3,266

See notes to interim condensed consolidated financial statements.

Page | 3

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(In thousands)
(Unaudited)
	2015	2014
Net cash flows from operating activities:
Net income	$2,616	$3,234
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	2,910	2,728
Amortization of intangible assets	757	757
Loss on write-down of inventory	180	-
Provision for doubtful accounts	17	-
Net (gain) loss on disposal of property and equipment	(100)	(1,820)
Deferred rent	(1)	-
Provision for deferred income taxes	1,064	2,049
Net change in:
Accounts receivable	1,531	(184)
Inventory	(829)	460
Other current assets	(119)	411
Other non-current assets	12	(6)
Accounts payable and expense accruals	(2,712)	(3,782)
Customer deposits	142	242
Net cash provided by operating activities	5,468	4,089

Net cash flows from investing activities:
Purchase of investments available for sale	(1,750)	(2,250)
Redemptions of investments available for sale	2,500	2,750
Acquisition of property and equipment	(3,629)	(1,461)
Proceeds from disposals of property and equipment	106	3,941
Net cash provided by (used for) investing activities	(2,773)	2,980

Net increase in cash and cash equivalents	2,695	7,069
Cash and cash equivalents at January 1st	13,274	13,269

Cash and cash equivalents at June 30th	$15,969	$20,338

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$76	$75
Income taxes	$569	$212

Non-cash investing activity:
Unrealized holding gains on investments	$53	$32
Capital investments accrued but not yet paid	$886	$-

See notes to interim condensed consolidated financial statements.

Page | 4

CRIMSON WINE GROUP, LTD.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

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

The Company qualifies as an “emerging growth company” as defined in the JOBS Act. Crimson has elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.  This election is irrevocable.

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

Reclassifications

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation. The reclassifications have no impact on previously reported net income, cash flow, or equity.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2014 Report.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity's operations and financial results. These changes became effective for the Company on January 1, 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue

Page | 5

recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements.

These changes become effective for the Company on January 1, 2018. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.

In April 2015, the FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The guidance will become effective for annual reporting periods beginning after December 15, 2015, and early adoption is permitted. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.

In July 2015, the FASB issued guidance on the simplification for the measurement of inventory. This guidance requires that an entity should measure in scope inventory at the lower of cost and net realizable value. The guidance will become effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted.  Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.

2.Inventory:

A summary of inventory at June 30, 2015 and December 31, 2014 is as follows (in thousands):

	2015	2014

Case wine	$28,201	$25,613
In-process wine	21,208	23,630
Packaging and bottling supplies	833	350
Total inventory	$50,242	$49,593

3.Property and Equipment:

A summary of property and equipment at June 30, 2015 and December 31, 2014 is as follows (in thousands):

	Depreciable Lives	2015	2014
	(in years)
Land and improvements	N/A	$41,573	$41,573
Buildings and improvements	20-40	45,476	45,259
Vineyards and improvements	7-25	36,542	35,898
Winery and vineyard equipment	3-25	25,472	25,437
Caves	20-40	5,639	5,638
Vineyards under development	N/A	1,669	1,894
Construction in progress	N/A	3,870	633
		160,241	156,332
Accumulated depreciation and amortization		(49,935)	(47,625)
		$110,306	$108,707

Depreciation (in thousands) for the six months ended June 30:		2015	2014

Capitalized into inventory		2,372	2,293
Expensed to general and administrative		538	435
Total depreciation		$2,910	$2,728

Page | 6

4.Financial Instruments:

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale include certificates of deposit that are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within three years or less. The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June  30, 2015 and December 31, 2014 are as follows (in thousands):

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements
June 30, 2015
Certificates of Deposit	$15,000	$15,000	$27	$(4)	$15,023	$15,023

December 31, 2014
Certificates of Deposit	$15,750	$15,750	$7	$(46)	$15,711	$15,711

As of June  30, 2015 and December 31, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

5.Intangible and Other Non-Current Assets:

A summary of intangible and other non-current assets at June  30, 2015 and December 31, 2014 is as follows (in thousands):

	Amortizable
	Lives	2015	2014
	(in years)
Brand, net of accumulated amortization of $4,203 and $3,688	17	$13,297	$13,812
Distributor relations, net of accumulated amortization of $758 and $666	14	1,842	1,934
Customer relations, net of accumulated amortization of $1,108 and $971	7	792	929
Legacy permits, net of accumulated amortization of $72 and $64	14	178	186
Trademark, net of accumulated amortization of $69 and $64	17	131	136
Total intangible assets, net		$16,240	$16,997

Other non-current assets		291	303
Total intangible and other non-current assets		$16,531	$17,300

Page | 7

Amortization expense (in thousands) for the six months ended June 30:	2015	2014
Total amortization expense	$757	$757

The estimated aggregate future amortization is identified below:

Years Remaining:	Amortization
2015	$757
2016	1,514
2017	1,514
2018	1,359
2019	1,243
Thereafter	9,853
Total	16,240

6.Due to Leucadia and its Affiliates:

Effective March 1, 2013, the Company entered into an administrative service agreement with Leucadia.  Pursuant to this agreement, Leucadia provided certain administrative, SEC, tax filing and accounting services, including providing the services of the Company’s Corporate Secretary.

Effective August 1, 2013, Leucadia and the Company agreed to amend the administrative service agreement to reduce the administrative services provided to the Company by Leucadia and to terminate the agreement effective February 2014. Administrative services expense was $9 thousand for the first quarter of 2014 and there have been no charges since then.

7.Credit Facilities:

There have been no material changes with respect to the Company’s credit facility as disclosed in the 2014 Report.

The Company has a revolving credit facility for up to $10 million of availability maturing in March 2018 and a term revolving credit facility for up to $50 million maturing in March 2028. As of June 30, 2015, the amounts were fully available and no amounts have been borrowed on the facility to date.

All obligations of the Company under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of the Company, accounts receivable, inventory and intangible assets.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.

8.Stockholders’ Equity:

In March 2014, the Board of Directors of the Company authorized a share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock. At June  30, 2015, no stock had been repurchased.

9.Income Taxes:

The Company’s effective tax rates for the three- and six-month periods ended June 30, 2015 were 32.9% and 38.1%, respectively. The Company’s effective tax rates for the three- and six-month period ending June 30, 2014 were 38.6% and 40.1%, respectively. The effective tax rates primarily reflect the impact of federal and state income taxes.

Page | 8

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at June 30, 2015 and December 31, 2014. As discussed in the 2014 Report, the Company will not be required to reimburse Leucadia for any payments made by Leucadia for adjustments to taxable periods prior to the Distribution, nor will the Company be entitled to any refunds for adjustments to taxable periods prior to the Distribution.  The Company is responsible for any adjustments or liabilities related to its California state income tax return for all periods, and its Federal income tax return for all periods subsequent to the Distribution.  The statute of limitations with respect to California state income tax returns has expired for all years through 2009.

10.Business Segment Information:

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses, and operating income for the segments for the three- and six-month periods ended June 30, 2015 and June 30, 2014, respectively, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

Three Months Ended June 30
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014

Net sales	$8,574	$8,654	$5,576	$4,861	$641	$781	$14,791	$14,296
Cost of sales	4,336	4,270	1,517	1,435	849	394	6,702	6,099
Gross profit (loss)	4,238	4,384	4,059	3,426	(208)	387	8,089	8,197

Operating expenses:
Sales and marketing	1,390	1,546	1,487	1,525	521	473	3,398	3,544
General and administrative	-	-	-	-	2,618	2,711	2,618	2,711
	1,390	1,546	1,487	1,525	3,139	3,184	6,016	6,255

Net (gain) loss on disposal of property and equipment	-	-	-	-	(83)	(1,840)	(83)	(1,840)

Income (loss) from operations	$2,848	$2,838	$2,572	$1,901	$(3,264)	$(957)	$2,156	$3,782

Page | 9

Six Months Ended June 30
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014

Net sales	$16,947	$16,778	$10,316	$9,449	$1,245	$1,341	$28,508	$27,568
Cost of sales	8,606	8,487	2,878	2,951	1,254	931	12,738	12,369
Gross profit (loss)	8,341	8,291	7,438	6,498	(9)	410	15,770	15,199

Operating expenses:
Sales and marketing	2,787	2,828	2,867	2,849	919	915	6,573	6,592
General and administrative*					5,191	4,927	5,191	4,927
	2,787	2,828	2,867	2,849	6,110	5,842	11,764	11,519

Net (gain) loss on disposal of property and equipment	-	-	-	-	(100)	(1,820)	(100)	(1,820)

Income (loss) from operations	$5,554	$5,463	$4,571	$3,649	$(6,019)	$(3,612)	$4,106	$5,500

Footnote to table:

Sales are net of excise taxes of $0.3 million for each of the three month periods ended June 30, 2015 and June 30, 2014.  Sales are net of excise taxes of $0.5 million for each of the six month periods ended June 30, 2015 and June 30, 2014.

* The six months ended June 30, 2014 includes $9 paid to Leucadia.

Page | 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the 2014 Report.

Quantities or results referred to as “current quarter” and “current six-month period” refer to the three- and six-months ended June 30, 2015, respectively.

Cautionary Statement for Forward-Looking Information

This MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, that include results of Crimson Wine Group, Ltd. and all its subsidiaries further collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with GAAP for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements.

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect our actual results include but are not limited to the following: worsening economic conditions causing a decline in estimated future cash flows; our dependence on certain key personnel; significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees; various diseases, pests and weather conditions affecting the quality and quantity of grapes; our inability to grow or acquire enough fruit for our wines; significant competition adversely affecting our profitability; competition for shelf space in retail stores and for marketing focus by our independent distributors; the contamination of our wines; a reduction in consumer demand for our wines; a decrease in wine score rating by important rating organizations; climate change, or legal, regulatory or market measures to address climate change, negatively affecting our business, operations or financial performance, and water scarcity or poor quality negatively impacting our production costs and capacity, including the continuation or worsening of the drought in California; environmental issues or hazardous substances on our properties resulting in us incurring significant liabilities; indebtedness we may incur materially affecting our financial health; changes in laws and government regulations or in the implementation and/or enforcement of government rules and regulations increasing our costs or restricting our ability to sell our products into certain markets; our inability to insure certain risks economically; being subject to litigation which may have a significant adverse effect on our consolidated financial condition or results of operations; not paying dividends currently or in the future; impairment of our intangible assets; the limited market for our common stock because our stock is not listed on any securities exchange; volatility in our common stock price; future sales of our common stock depressing the market price of our stock; public company compliance costs; loss of our status as an emerging growth company; restrictions on our ability to enter into certain transactions that could jeopardize our tax free spin-off from Leucadia; and the significant influence of certain principal stockholders.  For additional information see Part I, Item 1A. Risk Factors in the 2014 Report.

Page | 11

Overview of Business

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.

Our wines are primarily sold to distributors, who then sell to retailers and restaurants.  As permitted under federal and local regulations, we have also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the internet and direct outreach to customers. Direct sales to consumers are more profitable for the Company as it is able to sell its products at a price closer to retail prices rather than the wholesale price sold to distributors. From time to time we may sell grapes or bulk wine, because the wine does not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use.  When these sales occur, they may result in a loss.

Cost of sales includes grape and bulk wine costs, whether purchased or produced from the Company’s controlled vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing,  and shipping and handling costs. For the Company controlled vineyard produced grapes, grape costs include annual farming costs and amortization of vineyard development expenditures. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months. Reductions to the carrying value of inventories to estimated net realizable value are also included in costs of sales.

At June 30, 2015, wine inventory includes approximately 0.6 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in the 2014 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter.  We anticipate similar trends in 2015.

Results of Operations:

Net Sales

	Three months ended June 30				Six months ended June 30
(in thousands, except percentages)	2015	2014	Increase (Decrease)	% change	2015	2014	Increase (Decrease)	% change

Wholesale	$8,574	$8,654	$(80)	-1%	$16,947	$16,778	$169	1%
Direct to consumers	5,576	4,861	715	15%	10,316	9,449	867	9%
Other	641	781	(140)	-18%	1,245	1,341	(96)	-7%
Total net sales	$14,791	$14,296	$495	3%	$28,508	$27,568	$940	3%

Wholesale net sales decreased $0.1 million or 1% in the current quarter and increased $0.2 million or 1% in the current six-month period. The decrease in the current quarter was driven by shifts in product mix and increased price support and a decrease of 1% in Export volume, offset by an increase of 4% in Domestic volume. The increase in the current six-month period was driven by increased Domestic and Export volume of 1% and 9% respectively, offset by shifts in both product mix and increased price support in Domestic and a  shift in product mix in Export.

Direct to consumer net sales increased $0.7 million or 15% in the current quarter and $0.9 million or 9% in the current six-month period, respectively, driven by the timing of wine club shipments and shifts toward higher

Page | 12

priced products.  Wine Club and eCommerce net sales increased in the current quarter 23% and 22%, respectively, offset by decreases  in other smaller Direct to consumer channels. Tasting Room net sales were flat in the current quarter compared with the prior year. Wine Club and Tasting Room net sales increased 16% and 2%, respectively, in the current six-month period, offset by a decrease of 6% in eCommerce and decreases in other smaller Direct to consumer channels.

Other net sales include bulk wine and grape sales, event fees and retail sales and decreased $0.1 million in both the current quarter and current six-month period, reflecting a decrease of 18% and 7%, respectively. The decrease in the current quarter was driven by a lower average price per gallon on bulk wine sales. The decrease in the current six-month period was also driven by a lower average price per gallon on bulk wine sales but was partially offset by higher special event sales in the first quarter.

Gross Profit

	Three months ended June 30				Six months ended June 30
(in thousands, except percentages)	2015	2014	Increase (Decrease)	% change	2015	2014	Increase (Decrease)	% change

Wholesale	$4,238	$4,384	$(146)	-3%	$8,341	$8,291	$50	1%
Direct to consumers	4,059	3,426	633	18%	7,438	6,498	940	14%
Other	(208)	387	(595)	-154%	(9)	410	(419)	-102%
Total gross profit	$8,089	$8,197	$(108)	-1%	$15,770	$15,199	$571	4%

Wholesale gross profit decreased $0.1 million or 3% in the current quarter and increased $0.1 million or 1% in the current six-month period. Gross margin percentage, defined as gross profit as a percentage of net sales, decreased approximately 120 and 20 basis points in the current quarter and current six-month period, respectively. The decreases were driven by shifts in product mix and increased price support.

Direct to consumer gross profit increased $0.6 million or 18% and $0.9 million or 14% in the current quarter and current six-month period, respectively. Gross margin percentage increased approximately 230 and 330 basis points in the current quarter and current six-month period, respectively. The increases were driven by shifts toward higher margin brands and channels. The increase in brand margin is driven by both a shift towards higher priced products and lower costs related to the transition to new vintage products that carry a lower average cost.

Other gross profit includes bulk wine and grape sales, event fees, retail sales and inventory write-downs and decreased $0.6 million or 154% and $0.4 million or 102% in the current quarter and current six-month period, respectively. The decreases were largely driven by lower margin sales of bulk wine due to both reduced pricing and increased cost of gallons sold and a $0.2 million write-down in the current quarter of excess bulk wine inventory and lower quality cased goods, which were slightly offset by increased special event revenue.

Operating Expenses

	Three months ended June 30				Six months ended June 30
(in thousands, except percentages)	2015	2014	Increase (Decrease)	% change	2015	2014	Increase (Decrease)	% change

Sales and marketing	$3,398	$3,544	$(146)	-4%	$6,573	$6,592	$(19)	0%
General and administrative*	2,618	2,711	(93)	-3%	5,191	4,927	264	5%
Total operating expenses	$6,016	$6,255	$(239)	-4%	$11,764	$11,519	$245	2%

*June 30, 2014 includes $9 paid to Leucadia.

Page | 13

Sales and marketing expenses decreased $0.1 million or 4% in the current quarter and decreased slightly in the current six-month period. The decreases were primarily driven by the timing of distributor promotional programs.

General and administrative expenses decreased $0.1 million or 3% in the current quarter and increased $0.3 million or 5% in the current six-month period.  The decrease in the current quarter was driven by reduced printing and mailing costs associated with our proxy statement and Annual Report. The increase in the current six-month period was driven by increased salaries and recruiting costs to manage growth, depreciation and other costs associated with a new corporate office and related leasehold improvements and infrastructure enhancements related to information technology.

Net (Gain) Loss on Disposal of Property and Equipment

Net gain decreased $1.8 million or 95% and $1.7 million or 95% in the current quarter and current six-month period, respectively.

In the second quarter of 2014, the Company sold a non-strategic unplanted parcel of land in Washington for cash consideration of $4.2 million, for a net of $3.9 million after expenses.  The Company recorded a pre-tax gain of $1.8 million, net of closing costs, during the second quarter of 2014.

Interest Expense was not material in the current quarter and current six-month period.

Other Income (Expense),  Net

Other income increased $0.2 million in the current quarter and current six-month period. The increase is driven primarily by one-time income of $0.1 million associated with a vineyard lease and increased rental and interest income.

Income Tax Provision

Our income tax provision decreased $0.7 million or 48% and $0.6 million or 26% in the current quarter and current six-month period, respectively. The effective tax rate was 32.9% and 38.1% for the current quarter and current six-month periods, respectively, and 38.6% and 40.1% for the prior year three- and six-month periods, respectively. The effective tax rate in the current quarter includes a cumulative catch up adjustment of 5.2 percentage points to decrease the current six-month period effective tax rate to 38.1%. The higher effective tax rates for 2014 were primarily driven by the valuation allowance against our deferred tax assets. This valuation allowance was subsequently reduced in the third quarter of 2014 and eliminated by year end 2014. Our effective tax rates are higher than the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash, funds generated from operations and its revolving credit facility. The Company’s primary cash needs are to fund working capital requirements and capital expenditures.

Consolidated Statements of Cash Flows

Net cash provided by operating activities was $5.5 million and $4.1 million for the six months ended June 30, 2015 and 2014, respectively. Cash flows from operating activities increased $1.4 million during the first six months of 2015 as compared to 2014. $1.1 million of the increase is attributable to net income excluding one-time gains on disposal of property. The remaining increase resulted from net changes in working capital of $0.9 million, partially offset by increased depreciation expense of $0.2 million and a write-down of inventory of $0.2 million.

Net cash used for investing activities was $2.8 million for the six months ended June 30, 2015 and net cash provided was $3.0 million for the same period in the prior year. Cash flows used for investing activities increased primarily due to capital expenditures of $3.6 million compared to $1.5 million for the same period in the prior

Page | 14

year. The increase in capital expenditures reflects investment in infrastructure and leasehold improvement projects, including expansion of the fermentation capacity at Seghesio Family Vineyards and technological enhancements related to growth. Proceeds from the sale of assets were $0.1 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively. Proceeds in the first six months of 2014 include $3.9 million from the sale of a non-strategic parcel of land.

The Company expects to spend approximately $8.8 million in 2015 for capital expenditures. We expect to use our available cash and cash flows generated from operating activities to fund capital expenditures.

Credit Facilities

The Company has a revolving credit facility for up to $10 million of availability maturing in March 2018 and a term revolving credit facility for up to $50 million maturing in March 2028. The facility can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2015, the amounts were fully available and no amounts have been borrowed on the facility to date.

All obligations of the Company under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of the Company, accounts receivable, inventory and intangible assets.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations, and sale of assets.

In addition to unused line fees ranging from 0.25% to 0.375%, rates for any borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. We are in compliance with the terms and covenants of the facility.

Share Repurchase

In March 2014, the board of directors of the Company authorized a stock repurchase program pursuant to which we may repurchase up to $2.0 million of the Company’s common stock.  The repurchases will be funded by available cash.  How much common stock, if any, will be repurchased will depend on market conditions, including the price of the common stock.  At June 30, 2015, no stock had been repurchased.

Commitments & Contingencies

There have been no significant changes to our contractual obligations table as disclosed in the 2014 Report.

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

Item 4. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page | 15

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in legal proceedings in the ordinary course of its business. The Company is not currently involved in any legal or administrative proceedings individually or together that it believes are likely to have a significant adverse effect on its business, results of operations or financial condition.

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

Page | 16

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

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

Page | 17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date: August 7, 2015	By:	/s/ Shannon McLaren
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

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June  30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

Page | 19