Form 10-Q
period 2015-09-30
Crimson Wine Group, Ltd
filed 2015-11-09
CIK 1562151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On November 5, 2015, there were 24,378,820 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,629	$13,274
Investments available for sale	16,007	15,711
Accounts receivable, net	5,999	5,784
Inventory	58,518	49,593
Other current assets	1,545	894
Deferred tax asset, current	2,011	3,184
Total current assets	95,709	88,440

Property and equipment, net	112,372	108,707
Goodwill	1,053	1,053
Intangible assets and other non-current assets	16,147	17,300
Total non-current assets	129,572	127,060

Total assets	$225,281	$215,500

LIABILITIES
Current liabilities:
Accounts payable	$8,931	$4,342
Accrued compensation related expenses	2,230	1,979
Other accrued expenses	1,918	1,266
Customer deposits	1,420	403
Total current liabilities	14,499	7,990

Deferred rent, non-current	125	123
Deferred tax liability, non-current	4,775	4,267
Total non-current liabilities	4,900	4,390

Total liabilities	19,399	12,380

EQUITY
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 24,418,135
and 24,458,368 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	244	245
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive income (loss)	4	(39)
Accumulated deficit	(71,886)	(74,606)
Total equity	205,882	203,120

Total liabilities and equity	$225,281	$215,500

See accompanying notes to unaudited interim condensed consolidated financial statements.

Page | 1

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	$14,023	$12,844	$42,531	$40,412
Cost of sales	7,063	5,904	19,801	18,273
Gross profit	6,960	6,940	22,730	22,139

Operating expenses:
Sales and marketing	3,570	3,188	10,143	9,780
General and administrative	2,553	2,336	7,744	7,253
Administrative service fees paid to Leucadia National Corporation	-	-	-	9
Total operating expenses	6,123	5,524	17,887	17,042

Net loss (gain) on disposal of property and equipment	7	(44)	(93)	(1,864)

Income from operations	830	1,460	4,936	6,961

Other income (expense):
Interest expense	(38)	(38)	(114)	(114)
Other income (expense), net	43	(114)	237	(143)
Total other income (expense), net	5	(152)	123	(257)

Income before income taxes	835	1,308	5,059	6,704

Income tax provision	359	609	1,967	2,771

Net income	$476	$699	$3,092	$3,933

Basic and fully diluted weighted-average shares outstanding	24,452	24,458	24,456	24,458

Basic and fully diluted earnings per share	$0.02	$0.03	$0.13	$0.16

See accompanying notes to unaudited interim condensed consolidated financial statements.

Page | 2

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$476	$699	$3,092	$3,933
Other comprehensive income:

Net unrealized holding (losses) gains on
investments arising during the period, net of tax	(10)	(23)	43	9

Comprehensive income	$466	$676	$3,135	$3,942

See accompanying notes to unaudited interim condensed consolidated financial statements.

Page | 3

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Net cash flows from operating activities:
Net income	$3,092	$3,933
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	4,379	4,072
Amortization of intangible assets	1,136	1,136
Loss on write-down of inventory	192	169
Provision for doubtful accounts	17	-
Net gain on disposal of property and equipment	(93)	(1,864)
Deferred rent	2	80
Provision for deferred income taxes	1,678	2,500
Net change in:
Accounts receivable	(232)	179
Inventory	(9,117)	(7,947)
Other current assets	(651)	(19)
Other non-current assets	17	-
Accounts payable and expense accruals	5,388	4,543
Customer deposits	1,017	1,235
Net cash provided by operating activities	6,825	8,017

Net cash flows from investing activities:
Purchase of investments available for sale	(3,750)	(7,000)
Redemptions of investments available for sale	3,500	3,000
Acquisition of property and equipment	(7,975)	(3,744)
Proceeds from disposals of property and equipment	128	3,988
Net cash used in investing activities	(8,097)	(3,756)

Net cash flows from financing activities:
Repurchase of common stock	(373)	-
Net cash used in financing activities	(373)	-

Net (decrease) increase in cash and cash equivalents	(1,645)	4,261
Cash and cash equivalents - beginning of period	13,274	13,269
Cash and cash equivalents - end of period	$11,629	$17,530

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$114	$114
Income taxes	$569	$328

Non-cash investing activity:
Unrealized holding gains on investments	$43	$9
Capital investments accrued but not yet paid	$104	$-

See accompanying notes to unaudited interim condensed consolidated financial statements

Page | 4

.

CRIMSON WINE GROUP, LTD.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Significant Accounting Policies

Except as described below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2014 Report.

(a) Share repurchases: Share repurchases are accounted for under the cost method. Any repurchased shares are constructively retired and are deducted from common stock at par value and from accumulated deficit for the excess of cash paid over par value. Direct costs incurred to acquire the shares are included in the total cost of the repurchased shares.

Recent Accounting Pronouncements

In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will

Page | 5

have a major effect on the entity's operations and financial results. These changes became effective for the Company on January 1, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

This guidance becomes effective for the Company on January 1, 2018, and early adoption is permitted for the Company beginning on January 1, 2017. Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In August 2014, the Financial Accounting Standards Board ("FASB") issued guidance which requires management of a company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This guidance becomes effective for the Company on January 1, 2017, and early adoption is permitted.  Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In April 2015, the FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. This guidance becomes effective for the Company on January 1, 2016, and early adoption is permitted.  Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In July 2015, the FASB issued guidance on the simplification for the measurement of inventory. This guidance requires that an entity should measure in scope inventory at the lower of cost and net realizable value. This guidance becomes effective for the Company on January 1, 2017, and early adoption is permitted.  Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

2.Inventory:

A summary of inventory at September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014

Case wine	$31,915	$25,613
In-process wine	26,598	23,630
Packaging and bottling supplies	5	350
Total inventory	$58,518	$49,593

Page | 6

3.Property and Equipment:

A summary of property and equipment at September 30, 2015 and December 31, 2014 is as follows (in thousands):

	Depreciable Lives
	(in years)	September 30, 2015	December 31, 2014
Land and improvements	N/A	$41,573	$41,573
Buildings and improvements	20-40	48,075	45,259
Vineyards and improvements	7-25	36,505	35,898
Winery and vineyard equipment	3-25	28,261	25,437
Caves	20-40	5,638	5,638
Vineyards under development	N/A	1,887	1,894
Construction in progress	N/A	1,694	633
Total		163,633	156,332
Accumulated depreciation and amortization		(51,261)	(47,625)
Property and equipment, net		$112,372	$108,707

		Nine Months Ended September 30,
		2015	2014
Depreciation expense (in thousands):
Capitalized into inventory		3,538	3,418
Expensed to general and administrative		841	654
Total depreciation		$4,379	$4,072

4.Financial Instruments:

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale include certificates of deposit that are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within three years or less. The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of September  30, 2015 and December 31, 2014 are as follows (in thousands):

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements
September 30, 2015
Certificates of Deposit	$16,000	$16,000	$20	$(13)	$16,007	$16,007

December 31, 2014
Certificates of Deposit	$15,750	$15,750	$7	$(46)	$15,711	$15,711

As of September  30, 2015 and December 31, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Page | 7

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

5.Intangible and Other Non-Current Assets:

A summary of intangible and other non-current assets at September 30, 2015 and December 31, 2014 is as follows (in thousands):

	Amortizable Lives (in years)	September 30, 2015	December 31, 2014

Brand, net of accumulated amortization of $4,461 and $3,688	17	$13,039	$13,812
Distributor relations, net of accumulated amortization of $805 and $666	14	1,795	1,934
Customer relations, net of accumulated amortization of $1,175 and $971	7	725	929
Legacy permits, net of accumulated amortization of $77 and $64	14	173	186
Trademark, net of accumulated amortization of $71 and $64	20	129	136
Total intangible assets, net		$15,861	$16,997

Other non-current assets		286	303
Total intangible and other non-current assets		$16,147	$17,300

		Nine Months Ended September 30,
Amortization expense (in thousands):		2015	2014
Total amortization expense		$1,136	$1,136

The estimated aggregate future amortization is identified below (in thousands):

Years Remaining:	Amortization
2015	$378
2016	1,514
2017	1,514
2018	1,359
2019	1,243
Thereafter	9,853
Total	$15,861

6.Due to Leucadia and its Affiliates:

Effective March 1, 2013, the Company entered into an administrative service agreement with Leucadia.  Pursuant to this agreement, Leucadia provided certain administrative, SEC, tax filing and accounting services, including providing the services of the Company’s Corporate Secretary.

Effective August 1, 2013, Leucadia and the Company agreed to amend the administrative service agreement to reduce the administrative services provided to the Company by Leucadia and to terminate the agreement effective February 2014. Administrative services expense was $9,000 for the first quarter of 2014 and there have been no charges since then.

Page | 8

7.Credit Facilities:

There have been no material changes with respect to the Company’s credit facilities as disclosed in the 2014 Report.

The Company has a revolving credit facility for up to $10.0 million of availability maturing in March 2018 and a term revolving credit facility for up to $50.0 million maturing in March 2028. As of September 30, 2015, the amounts were fully available and no amounts have been borrowed on the facilities to date.

All obligations of the Company under the revolving credit facilities are collateralized by certain real property, including vineyards and certain winery facilities, accounts receivable, inventory and intangible assets of the Company.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.

8.Stockholders’ Equity:

In March 2014, the Board of Directors of the Company authorized a share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the share repurchase program, any repurchased shares are constructively retired. As of September  30, 2015, the Company had repurchased 40,233 shares which were constructively retired at an original repurchase cost of $0.4 million. Through November 6, 2015, the Company had repurchased 81,148 shares which were constructively retired at an original repurchase cost of $0.7 million.

9.Income Taxes:

The Company’s effective tax rates for the three and nine months ended September 30, 2015 were 43.0% and 38.9%, respectively.  The Company’s effective tax rates for the three and nine months ended September 30, 2014 were 46.6% and 41.3%, respectively. The effective tax rates primarily reflect the impact of federal and state income taxes.

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at September  30, 2015 and December 31, 2014. As discussed in the 2014 Report, the Company will not be required to reimburse Leucadia for any payments made by Leucadia for adjustments to taxable periods prior to the Distribution, nor will the Company be entitled to any refunds for adjustments to taxable periods prior to the Distribution.  The Company is responsible for any adjustments or liabilities related to its California state income tax return for all periods and its Federal income tax return for all periods subsequent to the Distribution.  The statute of limitations with respect to California state income tax returns has expired for all years through 2009.

10.Business Segment Information:

The Company has identified two operating segments which are reportable segments for financial statement reporting purposes, Wholesale Sales and Direct to Consumer Sales, based upon their different distribution channels, margins and selling strategies.  Wholesale Sales includes all sales through a third party where prices are given at a wholesale rate whereas Direct to Consumer Sales includes retail sales in the tasting room, remote sites and at on-site events, Wine Club sales and other sales made directly to the consumer without the use of an intermediary.

The two segments reflect how the Company's operations are evaluated by senior management and the structure of its internal financial reporting. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are allocated accordingly. However, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income information for the respective segments is not available.  Based on the nature of the Company’s business, revenue generating assets are utilized across

Page | 9

segments.  Therefore, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated.

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses, and operating income for the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014

Net sales	$8,464	$7,450	$4,301	$4,280	$1,258	$1,114	$14,023	$12,844
Cost of sales	4,340	3,725	1,111	1,193	1,612	986	7,063	5,904
Gross profit (loss)	4,124	3,725	3,190	3,087	(354)	128	6,960	6,940

Operating expenses:
Sales and marketing	1,442	1,426	1,583	1,280	545	482	3,570	3,188
General and administrative	-	-	-	-	2,553	2,336	2,553	2,336
Total operating expenses	1,442	1,426	1,583	1,280	3,098	2,818	6,123	5,524
Net (gain) loss on disposal of property and equipment	-	-	-	-	7	(44)	7	(44)
Income (loss) from operations	$2,682	$2,299	$1,607	$1,807	$(3,459)	$(2,646)	$830	1,460

	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014

Net sales	$25,411	$24,228	$14,617	$13,728	$2,503	$2,456	$42,531	$40,412
Cost of sales	12,946	12,212	3,989	4,143	2,866	1,918	19,801	18,273
Gross profit (loss)	12,465	12,016	10,628	9,585	(363)	538	22,730	22,139

Operating expenses:
Sales and marketing	4,229	4,254	4,425	4,129	1,489	1,397	10,143	9,780
General and administrative*	-	-	-	-	7,744	7,262	7,744	7,262
Total operating expenses	4,229	4,254	4,425	4,129	9,233	8,659	17,887	17,042
Net (gain) loss on disposal of property and equipment	-	-	-	-	(93)	(1,864)	(93)	(1,864)
Income (loss) from operations	$8,236	$7,762	$6,203	$5,456	$(9,503)	$(6,257)	$4,936	$6,961

Footnote to table:

Sales are net of excise taxes of $0.3 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.9 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively.

* The nine months ended September 30, 2014 includes $9,000 paid to Leucadia for administrative services.

Page | 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s audited consolidated financial statements for the year ended December 31, 2014, as filed with the SEC on Form 10-K (“the 2014 Report”).

Quantities or results referred to as “current quarter” and “current nine-month period” refer to the three and nine months ended September 30, 2015, respectively.

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

Page | 11

Leucadia; and the significant influence of certain principal stockholders.  For additional information see Part I, Item 1A. Risk Factors in the 2014 Report.

Overview of Business

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, special event fees, tasting fees and retail sales.

Our wines are primarily sold to wholesale distributors, who then sell to retailers and restaurants.  As permitted under federal and local regulations, we have also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the internet and direct outreach to customers. Direct sales to consumers are more profitable for the Company as it is able to sell its products at a price closer to retail prices rather than the wholesale price sold to distributors. From time to time, we may sell grapes or bulk wine, because the wine does not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use.  When these sales occur, they may result in a loss.

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

At September 30, 2015, wine inventory includes approximately 0.9 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in the 2014 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter.  We anticipate similar trends in 2015 due to seasonal holiday buying as well as wine club shipment timing.

Results of Operations:

Net Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Increase (Decrease)	% change	2015	2014	Increase (Decrease)	% change
Wholesale	$8,464	$7,450	$1,014	14%	$25,411	$24,228	$1,183	5%
Direct to consumer	4,301	4,280	21	0.5%	14,617	13,728	889	6%
Other	1,258	1,114	144	13%	2,503	2,456	47	2%
Total net sales	$14,023	$12,844	$1,179	9%	$42,531	$40,412	$2,119	5%

Wholesale net sales increased  $1.0 million, or 14%, in the current quarter as compared to the same period in 2014, and increased $1.2 million, or 5%, in the current nine-month period as compared to the same period in 2014. The increase in the current quarter was driven by domestic and export volume growth of 12% and 14%, respectively, and shifts in product mix, partially offset by increased price support. The increase in the current nine-month period was driven by domestic and export volume growth of 4% and 11%, respectively, partially offset by shifts in product mix and increased price support.

Page | 12

Direct to consumer net sales stayed relatively flat in the current quarter as compared to the same period in 2014, and increased $0.9 million, or 6%, in the current nine-month period as compared to the same period in 2014, primarily driven by price increases, shifts towards higher priced products and the timing of wine club shipments.  Tasting room net sales increased $0.2 million and special events and e-commerce combined net sales increased $0.l million in the current quarter as compared to the same period in 2014, partially offset by a decrease in wine club net sales of $0.3 million. In the current nine-month period, wine club net sales increased $0.6 million and tasting room net sales increased $0.2 million as compared to the same period in 2014.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall increase of $0.1 million, or 13%, in the current quarter and increased less than $0.1 million, or 2%, in the current nine-month period as compared to the same periods in 2014. The increase in the current quarter was primarily driven by higher grape sales, due to an earlier harvest in 2015 as compared to the same period in 2014, and higher bulk wine sales.

Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Increase (Decrease)	% change	2015	2014	Increase (Decrease)	% change
Wholesale	$4,124	$3,725	$399	11%	$12,465	$12,016	$449	4%
Wholesale gross margin percentage	49%	50%			49%	50%
Direct to consumer	3,190	3,087	103	3%	10,628	9,585	1,043	11%
Direct to consumer gross margin percentage	74%	72%			73%	70%
Other	(354)	128	(482)	-377%	(363)	538	(901)	-167%
Total gross profit	$6,960	$6,940	$20	0.3%	$22,730	$22,139	$591	3%

Wholesale gross profit increased $0.4 million, or 11%, in the current quarter as compared to the same period in 2014, and increased $0.4 million, or 4%, in the current nine-month period as compared to the same period in 2014. Gross margin percentage, defined as gross profit as a percentage of net sales, decreased approximately 128 and 54 basis points in the current quarter and current nine-month period as compared to the same periods in 2014, respectively. The decreases were driven by shifts in product mix and increased price support.

Direct to consumer gross profit increased $0.1 million, or 3%, and $1.0 million, or 11%, in the current quarter and current nine-month period as compared to the same periods in 2014, respectively. Gross margin percentage increased approximately 204 and 289 basis points in the current quarter and current nine-month period as compared to the same periods in 2014, respectively. The overall increase in margin has been driven by price increases, a shift towards higher priced products and channels and lower costs related to the transition to new vintage products that carry a lower average cost.

Other gross profit includes bulk wine and grape sales, event fees, non-wine retail sales and inventory write-downs which reflected an overall decrease of $0.5 million, or 377%, and $0.9 million, or 167%, in the current quarter and current nine-month period as compared to the same periods in 2014, respectively. The overall decreases were primarily related to losses on bulk wine sales due to reduced bulk pricing and increased volumes of gallons sold, and lower margin on sales of grapes due to mix and an earlier harvest in 2015 as compared to the same period in 2014.

Page | 13

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Increase	% change	2015	2014	Increase	% change
Sales and marketing	$3,570	$3,188	$382	12%	$10,143	$9,780	$363	4%
General and administrative*	2,553	2,336	217	9%	7,744	7,262	482	7%
Total operating expenses	$6,123	$5,524	$599	11%	$17,887	$17,042	$845	5%

*The nine months ended September 30, 2014 includes $9,000 paid to Leucadia for administrative services.

Sales and marketing expenses increased $0.4 million, or 12%, and $0.4 million, or 4%, in the current quarter and current nine-month period as compared to the same periods in 2014, respectively. The increases were primarily driven by increased headcount, which resulted in higher compensation costs, travel and office expenses to accommodate growth and a shift away from outside broker relationships.

General and administrative expenses increased $0.2 million, or 9%, and $0.5 million, or 7%, in the current quarter and the current nine-month period as compared to the same periods in 2014, respectively.  The increases in the current quarter and current nine-month period were driven by increased salaries and recruiting costs to manage growth, costs associated with a new corporate office and related depreciation of leasehold improvements, and depreciation and other costs associated with infrastructure enhancements related to information technology.

Net Loss (Gain) on Disposal of Property and Equipment

In the second quarter of 2014, the Company sold a non-strategic unplanted parcel of land in Washington for cash consideration of $4.2 million, and a net of $3.9 million after expenses. The Company recorded a pre-tax gain of $1.8 million, net of closing costs, during the second quarter of 2014.

Interest Expense

Interest expense was immaterial in both the three and nine months ended September 30, 2015 and 2014 and is comprised of unused line of credit fees, which range from 0.25% to 0.375%.

Other Income (Expense), Net

The current quarter had other income of less than $0.1 million as compared to other expense of $0.1 million in the same period in 2014.  The current nine-month period had other income of $0.2 million as compared to other expense of $0.1 million in the same period in 2014. The increases in income relate to increased rental income and one-time income of $0.1 million associated with a vineyard lease.

Income Tax Provision

Our income tax provision decreased $0.3 million, or 41%, and $0.8 million, or 29%, in the current quarter and current nine-month period as compared to the same periods in 2014, respectively. The effective tax rate was 43.0% and 38.9% for the current quarter and current nine-month periods, respectively, and 46.6% and 41.3% for the prior year three- and nine-month periods, respectively. The higher effective tax rates for 2014 were primarily driven by the valuation allowance against our deferred tax assets. This valuation allowance was subsequently reduced in the third quarter of 2014 and eliminated by year end 2014. Our effective tax rates are higher than the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash, funds generated from operations and its revolving credit facility. The Company’s primary cash needs are to fund working capital requirements and capital expenditures.

Page | 14

Consolidated Statements of Cash Flows

Net cash provided by operating activities was $6.8 million and $8.0 million for the nine months ended September 30, 2015 and 2014, respectively,  an overall decrease of $1.2 million. The decrease was due to a net decrease in working capital of $1.6 million primarily due to an earlier harvest,  increased income tax provision of $0.8 million, partially offset by $0.9 million of improved income excluding gain on sales of property.

Net cash used in investing activities was $8.1 million and $3.8 million for the nine months ended September 30, 2015 and 2014, respectively, an overall increase of $4.3 million.  This increase was due to an increase in capital expenditures of $4.2 million and a decrease in purchases of available-for-sale investments of $3.3 million, partially offset by decreased proceeds from sale of assets of $3.9 million.  The increase in capital expenditures reflects investment in infrastructure and leasehold improvement projects, including expansion of the fermentation capacity at Seghesio Family Vineyards and technological enhancements related to growth. Proceeds from the sale of assets were $0.1 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively. Proceeds in the first nine months of 2014 included $3.9 million from the sale of a non-strategic parcel of land.

Net cash used in financing activities during the nine months ended September 30, 2015 reflected the repurchase of 40,233 shares of our common stock at an original purchase price of $0.4 million.

The Company expects to spend approximately $8.4 million in 2015 for capital expenditures. We expect to use our available cash and cash flows generated from operating activities to fund capital expenditures.

Credit Facilities

The Company has a revolving credit facility for up to $10.0 million of availability maturing in March 2018 and a term revolving credit facility for up to $50.0 million maturing in March 2028. The facilities can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2015, the amounts were fully available and no amounts have been borrowed on the facilities to date.

All obligations of the Company under the revolving credit facilities are collateralized by certain real property, including vineyards and certain winery facilities, accounts receivable, inventory and intangible assets of the Company.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations, and sale of assets.

In addition to unused line fees ranging from 0.25% to 0.375%, rates for any borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. Effective October 1, 2015 the unused line fees will range from 0.15% to 0.25%. We are in compliance with the terms and covenants of the facilities.

Share Repurchases

In March 2014, the board of directors of the Company authorized a stock repurchase program pursuant to which we may repurchase up to $2.0 million of the Company’s common stock.  The repurchases will be funded by available cash and will depend on market conditions, including the price of the common stock.  At September 30, 2015, we had 40,233 repurchased shares which were constructively retired at an original repurchase cost of $0.4 million  (See Part II, Item 2 in this Report). Through November 6, 2015, we had repurchased 81,148 shares which were constructively retired at an original repurchase cost of $0.7 million.

Commitments & Contingencies

There have been no significant changes to our contractual obligations table as disclosed in the 2014 Report.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2014 Report.

Page | 15

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates. Prior to the Distribution, Crimson did not have any significant outstanding debt instruments other than amounts due to Leucadia; therefore, Crimson was not exposed to market risk relating to interest rates. As discussed above under “Liquidity and Capital Resources”, Crimson has access to a revolving credit facility. Any amount borrowed is expected to bear interest at floating rates.

Item 4. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program, on a trade date basis, for the three months ended September 30, 2015, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan (millions) (1)
July 1-31, 2015	-	$-	-	$2.0
August 1-31, 2015	-	-	-	2.0
September 1-30, 2015	40,233	9.27	40,233	1.6
Total	40,233		40,233

(1)

In March 2014, the Board of Directors of the Company authorized a share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock. The share repurchase program expires on the earlier of September 1, 2017 or the date that the aggregate purchase price of all shares repurchased reaches $2.0 million. Under the share repurchase program, any repurchased shares are constructively retired.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Page | 17

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

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

Page | 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date: November 9, 2015	By:	/s/ Shannon McLaren
Shannon McLaren
Chief Financial Officer

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

101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September  30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

Page | 20