Form 10-K
period 2015-12-31
Crimson Wine Group, Ltd
filed 2016-03-15
CIK 1562151

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 30, 2015, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $186,432,000 on that date.

As of March 4, 2016, there were 24,229,846 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

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

PART I

Item 1.       Business.

Our Company

Unless the context indicates otherwise, the terms the "Company," "Crimson," "we," "our" or "us" as used herein refer to Crimson Wine Group, Ltd. and its subsidiaries.  Crimson has been conducting business since 1991.  Prior to February 25, 2013, Crimson was a wholly-owned subsidiary of Leucadia National Corporation (“Leucadia”).  On February 1, 2013, Leucadia declared a pro rata dividend of all of the outstanding shares of Crimson’s common stock in a manner that was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes (the “Distribution”).  Leucadia’s common shareholders received one share of Crimson common stock for every ten common shares of Leucadia, with cash in lieu of fractional shares, on February 25, 2013.

Crimson is in the business of producing and selling ultra-premium and luxury wines (i.e., wines that retail for $14 to $25 and over $25 per 750ml bottle, respectively).  Crimson is headquartered in Napa, California and through its subsidiaries owns four wineries:  Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards and Seghesio Family Vineyards. In addition, Crimson owns Double Canyon Vineyards which owns land in the Horse Heaven Hills of Washington’s Columbia Valley.

The wine Crimson makes comes from estate grown grapes as well as grapes and bulk wine purchased under contract and on the spot-market. Our business model is a combination of direct to consumer sales and wholesale distributor sales.  References to cases of wine herein refer to nine-liter equivalent cases.

Our Strategy

Our  strategy is built on three pillars: Quality, Focus and Growth.

Quality. We believe we own some of the highest quality vineyards in the U.S.  We farm our vineyards in a thoughtful, sustainable way with the goal of producing the highest quality grapes and the highest quality wines possible.  As part of executing this strategy, Crimson currently owns or leases approximately 895 plantable acres of vineyard land in California, Oregon and Washington. The Company continues to assess other opportunities to enhance the quality of our vineyard holdings and wine portfolio.

Focus. We currently own five complementary estate-based winegrowing operations, with each having a unique varietal focus best suited to its specific appellation and region.    We have a group of accomplished winegrowing teams who are each responsible for crafting benchmark wines from their respective wine regions.  Many of Crimson’s brands are issued ratings or scores by local and national wine rating organizations and we believe our scores are a reflection of our focus on what we do best.

Growth.  To support our quality and focus goals, all of our teams, including winegrowing, sales, marketing and administrative are driven towards continuous improvement. Our direct to consumer business continued to grow in 2015, with net sales in this channel increasing 5% as compared to 2014.  The direct to consumer business generally generates higher gross margins and we intend to continue building this distribution channel in order to further our growth. Our wholesale distribution channel also continued to grow in 2015,  with net sales in this channel increasing 7% as compared to 2014.  Our wines are available in all states domestically through our network of 49 distributors, and our export team served customers in over 40 countries through independent importers and brokers during 2015.

Recent Developments

In December 2015, we opened the Estates Wine Room, an 1,800-square-foot urban tasting room located in Seattle’s historic Pioneer Square. The Estates Wine Room focuses on selling wines from Crimson's Northwest holdings – Double Canyon (Horse Heaven Hills, Washington), Archery Summit (Willamette Valley, Oregon) and in March of 2016 will add wines from Seven Hills Winery (Walla Walla, Washington).

On January 27, 2016, we entered into a purchase agreement pursuant to which we acquired, or have rights in, substantially all of the assets and certain liabilities with respect to Seven Hills Winery, located in Walla Walla, Washington. Seven Hills has established a storied wine program with a strong history of accolades for both Merlot and Bordeaux-style red blends, and the acquisition of Seven Hills Winery provides a strategic opportunity for Crimson to expand its portfolio.

Our Wineries and Vineyards

The following table summarizes the Company’s acreage as of December 31, 2015:

	Plantable Acres
	Owned	Leased	Total	Currently Planted
Pine Ridge Vineyards (a)	158	18	176	166
Archery Summit	101	17	118	112
Chamisal Vineyards	99	0	99	82
Seghesio Family Vineyards	318	0	318	289
Double Canyon Vineyards	184	0	184	91
Total	860	35	895	740

(a) A lease for 16 plantable acres controlled by Pine Ridge Vineyards expired in February 2016.

Pine Ridge Vineyards

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978.  Pine Ridge Vineyards owns acreage in five Napa Valley appellations—Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain.  The winery facility at Pine Ridge Vineyards has a permitted annual wine production capacity of up to 300,000 gallons, which equates to approximately 126,000 cases of wine; however, current fermentation and processing capacity is limited to approximately 80,000 cases without additional capital investment.  The facility includes areas and equipment for crush, fermentation, aging and bottling processes, and also has a tasting room, hospitality center and administrative offices.  Built into the hillside for wine barrel storage are approximately 34,000 square feet of underground caves with a capacity to store over 4,000 barrels.  In addition, there are special event dining areas both indoors and outdoors as well as in the underground caves.

The Pine Ridge Vineyards estate business is focused primarily on the production of high quality Cabernet Sauvignon and Bordeaux-style blends sold by Crimson under the Pine Ridge Vineyards brand name.  Pine Ridge Vineyards also produces Chenin Blanc + Viognier, which is sold by Crimson under the Pine Ridge brand name and is made from purchased grapes and bulk wine juice processed at a third party custom winemaking facility with a contracted capacity of up to 131,000 cases for the 2015 harvest year.  Incremental capacity options are under consideration and available.

Archery Summit

Crimson started Archery Summit in 1993.  Archery Summit owns acreage in the Willamette Valley appellation in Oregon.  The winery facility at Archery Summit has a permitted annual wine production capacity of up to 50,000 gallons, which equates to approximately 21,000 cases of wine; however, current fermentation and processing capacity is limited to approximately 15,000 cases.  The facility includes areas and equipment for crush, fermentation, aging and bottling processes, and also has a tasting room, hospitality center and administrative offices.  The facility has approximately 8,300 square feet of underground caves for wine barrel storage with a capacity to store over 600 barrels.  In addition, there are special event dining areas indoors as well as in the underground caves.

Archery Summit is focused primarily on producing estate grown, expressive single vineyard Pinot Noir from tightly spaced vines sold by Crimson under the Archery Summit brand name.  Archery Summit also produces Vireton Pinot Gris, which is sold by Crimson under the Archery Summit brand name and is made from purchased grapes processed at a third party custom winemaking facility with available contract capacity of up to 5,000 cases for the 2015 harvest year.

Chamisal Vineyards

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973.  The Chamisal Vineyard was the first vineyard planted in the Edna Valley in 1973.  The winery facility at Chamisal has a permitted annual wine production capacity of up to 480,000 gallons which equates to approximately 200,000 cases of wine.  The facility includes areas and equipment for crush, fermentation, aging and bottling processes, as well as a tasting room, hospitality center and administrative offices.  There are special event dining areas outdoors.

Chamisal is focused on producing estate grown, benchmark Chardonnay and single vineyard Pinot Noir as well as a Stainless Chardonnay produced from both purchased and estate grown grapes.  The wines are sold by Crimson under the Chamisal Vineyards brand name.

Seghesio Family Vineyards

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895.  Seghesio Family Vineyards owns acreage in two Sonoma County appellations—Alexander Valley and Russian River Valley.  Seghesio Family Vineyards has a long history of growing and producing Zinfandel and Italian varietal wines in the Sonoma region of California.  The winery facility  at Seghesio Family Vineyards has a permitted annual wine production capacity of up to 404,000 gallons which equates to approximately 170,000 cases of wine.  The facility includes areas and equipment for crush, fermentation, aging, bottling and warehousing processes, as well as a tasting room, private hospitality areas and administrative offices.  There are indoor and outdoor special event dining areas.  In Alexander Valley, Seghesio Family Vineyards also owns a historic non-operating winery, mansion and railroad depot, which Crimson intends to convert into educational, tasting, hospitality and potentially incremental production facilities.

Seghesio Family Vineyards is focused on producing estate grown, world class Zinfandel and Italian varietal wines as well as a heritage Old Vine Zinfandel and Sonoma County Zinfandel produced from both purchased and estate grown grapes.  The wines are sold by Crimson under the Seghesio Family Vineyards brand name.

Double Canyon Vineyards

Double Canyon Vineyards acquired land in 2005 and 2006 in the Horse Heaven Hills appellation in Washington.  Starting with the 2010 vintage, Double Canyon Vineyards produced and bottled its first wine under the Double Canyon brand name. Since the launch of the Double Canyon brand name, Double Canyon Vineyards has developed a growth plan and significantly expanded production.  During 2015, the majority of the grapes from the Double Canyon Vineyards were used for the Double Canyon brand.    All of Double Canyon Vineyard’s production is performed in third-party custom crush facilities. Contracted capacity at Double Canyon Vineyards is up to 24,000 cases for the 2015 harvest year.

Double Canyon Vineyards is focused on producing estate grown, best of class Cabernet Sauvignon as well as a Horse Heaven Hills Cabernet Sauvignon from both purchased and estate grown grapes. The first vintage of the Horse Heaven Hills Cabernet Sauvignon was 2012 and launched in July 2014.  Double Canyon Vineyards continues to increase its focus and volume in the wholesale channel for the Horse Heaven Hills Cabernet Sauvignon, including expansion across all U.S. markets in 2016.

Competition

The markets for ultra-premium and luxury products in the wine industry are intensely competitive.  Crimson’s wines compete domestically and internationally with premium or higher quality wines produced in Europe, South America, South Africa, Australia and New Zealand, as well as in the United States.  Crimson competes on the basis of quality, price, brand recognition and distribution capability, and the ultimate consumer has many choices of products from both domestic and international producers.  A result of the intense competition has been, and may continue to be, upward pressure on Crimson’s selling and promotional expenses.  Many of Crimson’s competitors are significantly larger with greater financial, production, distribution and marketing resources.  The U.S. is dominated by three large wineries with production largely based in California, representing approximately 50% of the domestic U.S. case sales volume. Further, Crimson’s wines may be considered to compete with all alcoholic and nonalcoholic beverages.

Demand for ultra-premium and luxury wines can rise and fall with general economic conditions, and is also significantly affected by grape supply.  Based on industry wide volume increases in these wine categories, Crimson believes more people are drinking wine than in the past.  Crimson’s wines are typically sold at retail price points from $15 to $250 per bottle, however, in the wholesale channel, which represented 89% of Crimson’s case volume in the years ended December 31, 2015 and 2014 and 88% in the year ended December 31, 2013, the majority of volume is in the $15 to $25 range to our wholesale distributors.

Business Segments

Crimson reports operating results in two segments: Wholesale and Direct to Consumer.  These business segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting.  Both financial and certain nonfinancial data are reported and evaluated to assist senior management with strategic planning.  The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are included, however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income information for the respective segments is not available.  Based on the nature of the Company’s business, revenue generating assets are utilized across segments.  Therefore, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated.  Further information about segments, including sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2015, 2014 and 2013, can be found in Note 14 to the consolidated financial statements.

Sales and Marketing

Crimson focuses on brand development and distribution to increase revenues and profitability, which has included acquisitions of vineyards and wineries and the development of new brands with existing assets.

Crimson’s sales and marketing team coordinates the sales and distribution of its various brands, maintains domestic and export distributor relationships and oversees the timing and allocation of new releases.  The sales team has employees in major markets in the U.S. and internationally and, where required, as brokers in certain markets.  Crimson’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically, as well as cruise lines and over 40 countries throughout the world.

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

Wholesale

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants.  Domestic sales of Crimson’s wines are made through 49 independent wine and spirits distributors.  International sales are made through independent importers and brokers. During 2015, domestic distributor sales represented 54% of net sales and export sales represented 5% of net sales.

During 2015, Crimson’s wines were distributed predominantly by two distributors which in aggregate accounted for 25% of net sales.

Direct to Consumer

As permitted under federal and local regulations, Crimson has been placing increasing emphasis on direct sales to consumers, which it is able to do through the Internet, wine clubs, and at the wineries’ tasting rooms.  During 2015, direct sales to consumers represented 35% of net sales.  Approximately 62% of the direct to consumer net sales were through wine clubs, 24% were through the wineries’ tasting rooms and the balance from e-commerce, special events and reimbursement for freight expense.  Members typically join our wine clubs after visiting our tasting rooms at our various facilities, or after hearing about our wine clubs from other members.  Our tasting rooms are located in vacation areas that typically attract consumers interested in winemaking and touring the area.  Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors, however, for certain direct sales offers, some of the profit is offset by freight subsidies.

Grape Supply

Crimson controls approximately 895 acres of vineyards in the Napa Valley, Sonoma County and Edna Valley in California, the Willamette Valley in Oregon and the Horse Heaven Hills in Washington; approximately 740 acres of these vineyards are planted, with the majority of the unplanted acres in Washington.  Crimson expects to continue vineyard development plans for the non-producing California and Oregon properties and there are plans in place to plant additional acres in Washington.    Newly planted vines take approximately four to five years to reach maturity and vineyards can be expected to have a useful life of 25 years before replanting is necessary.  Depending on the site, soil and water conditions and spacing, Crimson’s experience has been that it costs approximately $20,000 to $60,000 per acre over a three year period to develop open land into a producing premium wine grape vineyard, before taking into account the cost of the land.  During 2015 the average cost per acre placed into service was approximately $40,000 per acre.

In 2015, approximately 31% of Crimson’s total grape supply came from Crimson controlled vineyards.  Crimson purchases the balance of its supply from approximately 80 independent growers.  The grower contracts range from one-year spot market purchases to intermediate and long term-agreements.  During 2015, one grower represented 10% of Crimson’s grape supply and no other single grower represented 10% or more of Crimson’s grape supply.

Winemaking and grape growing are subject to a variety of agricultural risks.  Various diseases, pests and certain weather conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability.

The table below summarizes Crimson’s wine grape supply and production from the last three harvests:

	Harvest Year
	2015	2014	2013
Estate grapes:
Producing acres	680	682	685
Tons harvested	2,072	2,219	2,561
Tons per acre	3.0	3.3	3.7
All grapes and purchased juice (in equivalent tons):
Estate grapes	2,072	2,219	2,561
Purchased grapes and juice	4,564	4,703	4,149
Total (in tons)	6,636	6,922	6,710

Total cases bottled	425,000	387,000	352,000

Total cases shipped were approximately 349,000,  321,000 and 309,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Cases shipped are disclosed for informational purposes, but do not necessarily correspond to the vintage year the grapes are grown and crushed.  Depending on the wine, the production cycle to bottled sales is anywhere from one to three years.

Winemaking

Crimson’s winemaking philosophy includes the use of the latest industry winemaking advances to complement making wine in the traditional manner by starting with high quality fruit and handling it as gently and naturally as possible all the way to the bottle.  Each of Crimson’s wineries is equipped with modern crush, fermentation and storage equipment as well as technology that is focused on producing the highest quality wines for each of the varietals it produces.

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

Employees

At December 31, 2015, Crimson employed 169 regular, full-time employees. Crimson also employs part-time and seasonal workers for its vineyard, production and hospitality operations.  None of Crimson’s employees are represented by a collective bargaining unit and Crimson believes that its relationship with its employees is good.

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

We are dependent on certain key personnel.  Our success depends to some degree upon the continued service of Patrick DeLong, our President and Chief Executive Officer; Craig Williams, our Chief Operating Officer and Chief Winegrower; and our winemakers at our various facilities.  The loss of the services of one or more of our key employees could harm our business and our reputation and negatively impact our profitability, particularly if one or more of our key employees resigns to join a competitor or to form a competing company.

We could experience significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees.  We compete with other entities for skilled management and staff employees, including entities that operate in different market sectors than us.  Costs to recruit and retain adequate personnel could adversely affect results of operations.

Various diseases, pests and certain weather conditions could affect quality and quantity of grapes.   Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions could affect the quality and quantity of grapes, decreasing the supply of our products and negatively impacting our operating results.  Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production.  We cannot guarantee that our grape suppliers will succeed in preventing disease in their existing vineyards or that we will succeed in preventing disease in our existing vineyards or future vineyards we may acquire.  For example, Pierce’s disease is a vine bacterial disease spread by insects which kills grapevines for which there is no known cure.   If our vineyards become contaminated with this or other diseases, operating results would decline, perhaps significantly.

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

Contamination of our wines could harm our business.  We are subject to certain hazards and product liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products.  Contamination of any of our wines could cause us to destroy our wine held in inventory and could cause the need for a product recall, which could significantly damage our reputation for product quality.  We maintain insurance against certain of these kinds of risks, and others, under various insurance policies.  However, our insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us and this insurance may not be adequate to cover any resulting liability.

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

Our indebtedness could have a material adverse effect on our financial health.  In November 2015, our subsidiary, Pine Ridge Winery, LLC, entered into a senior secured term loan agreement with American AgCredit, FLCA (“FLCA”) for an aggregate principal amount of $16.0 million.  We are guarantor of the term loan, which is collateralized by certain of our real property.  In March 2013, we entered into a revolving credit facility with FLCA and CoBank, FCB as joint lenders that is secured by substantially all of our assets.  We plan to rely upon the revolving credit facility for potential incremental capital project funding and in the future may use it for acquisitions.  No amounts are currently outstanding under the revolving credit facility.  Both the term loan and the revolving credit facility include covenants that require the maintenance of specified debt and equity ratios, limit the incurrence of additional indebtedness, limit dividends and other distributions to shareholders and limit certain mergers, consolidations and sales of assets.  If we are unable to comply with these covenants, outstanding amounts could become immediately due and/or there could be a substantial increase in the rate of borrowing.

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

Significant influence over our affairs may be exercised by our principal stockholders.  As of March 4, 2016, the significant stockholders of our company include our directors, Ian M. Cumming (approximately 9.3% beneficial ownership, including ownership by certain family members, but excluding Mr. Cumming’s charitable foundation), Joseph S. Steinberg (approximately 9.7% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg’s private charitable foundation) and John D. Cumming (approximately 0.3% beneficial ownership).  Accordingly, Messrs. Cumming and Steinberg could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

Crimson’s vineyards and winemaking facilities are described in Item 1.  During 2014, the Company entered into a lease agreement in Napa, California to lease approximately 13,200 square feet of space for its administrative offices.  The lease commenced July 1, 2014 for a term expiring June 30, 2020.

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

Market Information

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

	High	Low
2014
First Quarter	$9.05	$7.97
Second Quarter	9.05	8.60
Third Quarter	9.78	8.76
Fourth Quarter	9.54	8.66

2015
First Quarter	$9.49	$8.80
Second Quarter	9.80	9.05
Third Quarter	9.43	8.92
Fourth Quarter	9.42	8.30

On March 4, 2016, the closing sales price for the Company’s common stock was $8.45 per share.  As of that date, there were 1,699 stockholders of record.  The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

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

Purchases of equity securities

Share repurchase activity under the Company’s share repurchase program, on a trade date basis, as of December 31, 2015, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan (millions) (1)
March 2014 - August 31, 2015	-	$-	-	$2.0
September 1-30, 2015	40,233	9.26	40,233	1.6
October 1 - 31, 2015	33,705	9.22	73,938	1.3
November 1 - 30, 2015	32,097	9.10	106,035	1.0
December 1-31, 2015	45,777	8.79	151,812	0.6
Total	151,812

(1)

In March 2014, the Board of Directors of the Company authorized a share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock. The share repurchase program expires on the earlier of September 1, 2017 or the date that the aggregate purchase price of all shares repurchased reaches $2.0 million. Under the share repurchase program, any repurchased shares are constructively retired.  In furtherance of the share repurchase program, on August 17, 2015, the Company adopted a 10b5-1 Plan to repurchase shares of the Company’s common stock.  Under the 10b5-1 Plan, a broker will purchase up to $2.0 million of shares of the Company’s common stock at prevailing market prices with a maximum price per share of $9.50, subject to certain trading volume limitations.

There have been no sales of unregistered securities by the Company within the past year. As of the last fiscal year end, the Company had not authorized any securities for issuance under any equity plans.

Dividend Policy

No dividends have been paid since the Distribution.  The Company does not have a regular dividend policy and whether or not to pay dividends will be determined each year by our board of directors.  The payment of dividends will also be subject to the terms and covenants contained in the Company’s revolving credit facility.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and a peer group index (the “Peer Group Index”) for the period commencing February 25, 2013 to December 31, 2015. Index data was furnished by Standard & Poor’s Capital IQ. The graph assumes that $100 was invested on February 25, 2013 in each of our common stock, the S&P 500 Index and the Peer Group Index and that all dividends were reinvested.

INDEXED RETURNS
Period Ending
Company / Index	Base Period 2/25/13	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Crimson Wine Group, Ltd	100	128.10	117.29	131.54	121.76	121.90	124.66	126.31	130.85	125.34	128.79	124.66	121.21
S&P 500 Index	100	105.67	108.74	114.45	126.48	128.76	135.50	137.03	143.79	145.16	145.56	136.19	145.78
Peer Group	100	108.22	110.49	91.77	97.40	84.23	103.66	94.28	99.37	108.06	100.86	120.58	143.90

The Peer Group Index is weighted according to the respective issuer’s stock market capitalization and is comprised of the following companies: Treasury Wine Estates; Truett Hurst, Inc. (included as of 6/20/2013 when it began trading); Vina Concha y Toro; and Willamette Valley Vineyards, Inc.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA
Revenues	$60,977	$58,114	$56,472	$48,774	$39,306
Gross Profit	32,531	30,944	26,787	24,090	15,861
Income (loss) from operations, inclusive of net gain/(loss) on the disposal of property and equipment (a)	7,850	9,021	5,359	5,103	(174)
Net income (loss)	5,126	5,000	7,108	211	(4,310)
Net income (loss) per share (b)	0.21	0.20	0.29	0.01	(0.18)

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA
Current Assets (c)	$107,364	$85,256	$74,231	$54,138	$49,922
Property and equipment	111,635	108,707	109,036	108,986	110,783
Goodwill, intangible assets and other non-current assets	16,947	18,353	19,873	21,079	22,593
Total assets (c)	235,946	212,316	203,140	184,203	183,298
Due to Leucadia and its affiliates	-	-	-	152,183	151,441
Long-term debt, including current maturities, net of unamortized loan fees	15,915	-	-	-	-
Equity	206,860	203,120	198,129	25,833	25,622
Book value per share (b)	8.51	8.30	8.10	1.06	1.05

(a)

Net (gain)/loss on the disposal of property and equipment was as follows: $(0.1) million in 2015, $(1.6) million in 2014,  $(0.6) million in 2013, $0.3 million in 2012 and $0.1 million in 2011. Net (gain)/loss on the disposal of property and equipment previously reported in the years ended December 31, 2013, 2012 and 2011 was reclassified as a component of income from operations to conform with current year's presentation.

(b)

For the year ended December 31, 2015, basic and fully diluted weighted-average shares outstanding was 24,433,684, and as of December 31, 2015 there were 24,306,556 common shares outstanding. For all other periods presented, basic and fully diluted weighted-average shares outstanding for each period and shares outstanding as of each year-end was 24,458,368.  As appropriate, amounts presented in this Report give retroactive effect to the Distribution for all periods presented, including net income (loss) per share, book value per share and shares outstanding.  Both before and after the Distribution, there were no dilutive or complex equity instruments or securities outstanding at any time.

(c)

The company adopted FASB ASU 2015-17, Income Taxes (Topic 740), which requires an entity to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating into current and noncurrent amounts, during 2015, and applied the new guidance retrospectively to all prior periods presented in the financial statements and Selected Financial Data presented in this Item 6. As a result of the adoption, current deferred income tax assets of $3.2 million and $3.0 million were reclassified as a reduction of non-current deferred tax liabilities in our December 31, 2014 and 2013, respectively, consolidated balance sheets.

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

Cost of sales includes grape and bulk wine costs, whether purchased or produced from the Company’s controlled vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For the Company controlled vineyard produced grapes, grape costs include annual farming labor costs, harvest costs and depreciation of vineyard assets. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months. Reductions to the carrying value of inventories are also included in costs of sales.

At December 31, 2015, wine inventory includes approximately 0.8 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in Item 1 of this Form 10-K, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing.  We anticipate similar trends in the future.

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

Inventory—Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out method.  Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory.  In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.  As required, Crimson reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value.  Crimson’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.  Reductions to the carrying value of inventories are recorded in cost of sales.  If future demand and/or pricing for Crimson’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability.  Inventory write-downs of $0.3 million, $0.5 million and $0 were recorded during the years ended December 31, 2015, 2014 and 2013, respectively.

Vineyard Development Costs—Crimson capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards.  These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises.  Amortization of such costs as annual crop costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years.  As circumstances warrant, Crimson re-evaluates the recoverability of capitalized costs, and will record impairment charges if required.  Crimson has not recorded any significant impairment charges for its vineyards during the three year period ended December 31, 2015.

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

The Company did not recognize any impairment charges associated with long-lived assets during the three year period ended December 31, 2015.

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

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

Net Sales

	Year Ended December 31,
(in thousands, except percentages)	2015	2014	Increase (Decrease)	% change
Wholesale	$36,253	$33,811	$2,442	7%
Direct to consumer	21,310	20,343	967	5%
Other	3,414	3,960	(546)	-14%
Total net sales	$60,977	$58,114	$2,863	5%

Wholesale net sales increased $2.4 million, or 7%, in 2015 as compared to 2014. The increase in the current year was driven by domestic volume growth of 10% and increased pricing, partially offset by a slight decline in export volume of 2% and increased price support.

Direct to consumer net sales increased $1.0 million, or 5%, in 2015 as compared to 2014. The increase was primarily driven by price increases and shifts towards higher priced retail channels.  In the current year, wine club net sales increased $1.0 million and tasting room and e-commerce combined net sales increased $0.l million, partially offset by a decrease in special events net sales of $0.1 million.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall decrease of $0.5 million, or 14%, in 2015 as compared to 2014. The year over year decrease was primarily driven by  a lower priced mix of grape and bulk wine sales.

Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2015	2014	Increase (Decrease)	% change
Wholesale	$17,326	$16,564	$762	5%
Wholesale gross margin percentage	48%	49%
Direct to consumer	15,246	14,277	969	7%
Direct to consumer gross margin percentage	72%	70%
Other	(41)	103	(144)	-140%
Total gross profit	$32,531	$30,944	$1,587	5.1%

Wholesale gross profit increased $0.8 million, or 5%, in 2015 as compared to 2014. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased approximately 120 basis points in the current year driven primarily by shifts in product mix and increased price support.

Direct to consumer gross profit increased $1.0 million, or 7%, in 2015 as compared to 2014. Gross margin percentage increased approximately 136 basis points in the current year, which was driven by price increases, a shift towards higher priced products and channels and lower costs related to the transition to new vintage products that carry a lower average cost.

Other gross profit includes bulk wine and grape sales, event fees, non-wine retail sales and inventory write-downs which reflected an overall decrease of $0.1 million, or 140%, in 2015 as compared to 2014. The overall decrease was primarily related to losses on bulk wine sales due to increased volumes of gallons sold at reduced bulk pricing and lower margin on sales of grapes due to mix.

Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2015	2014	Increase	% change
Sales and marketing	$14,197	$13,227	$970	7%
General and administrative*	10,543	10,249	294	3%
Total operating expenses	$24,740	$23,476	$1,264	5%

*The year ended December 31, 2014 includes $9,000 of fees paid to Leucadia for administrative services.

Sales and marketing expenses increased $1.0 million, or 7%, in 2015 as compared to 2014. The increase was primarily driven by increased headcount, which resulted in higher compensation costs, increased promotional and marketing related expense and increased travel expenses to accommodate growth and a shift away from outside broker relationships. These increases were partially offset by an overall decrease in discounts and incentives and lower commission expense.

General and administrative expenses increased $0.3 million, or 3%, in 2015 as compared to 2014.  The increase in the current year was driven by increased salaries and related recruiting costs to manage growth, costs associated with a new corporate office and related depreciation of leasehold improvements and depreciation and other costs associated with technology enhancements to support planned business growth. These increases were partially offset by a $1.0 million decrease in severance related expense due to severance paid during 2014, $0.8 million of which was paid to the former Chief Executive Officer upon his resignation during the fourth quarter of 2014.

Other Income (Expense)

	Year Ended December 31,
(in thousands, except percentages)	2015	2014	Increase	% change
Interest expense	$(252)	$(152)	$100	66%
Other income (expense), net	334	(8)	342	4275%
Total	$82	$(160)	$242	151%

Interest expense increased $0.1 million, or 66%, in 2015 as compared to 2014.  The increase relates to interest expense incurred on the term loan entered into with American AG Credit during November 2015.

Other income was $0.3 million in 2015.  The overall increase in other income relates to increased rental income and one-time income associated with a vineyard lease recognized in 2015.

Income Tax Provision

Our income tax provision decreased $1.1 million, or 27%, in 2015 as compared to 2014. The effective tax rate was 35.4% for 2015 as compared to 43.6% for 2014. The decrease was primarily due to the benefit of adjustments to prior period deferred tax liabilities.  Our effective tax rate in 2015 was higher than the federal statutory rate primarily due to state income taxes.

Comparison of Years Ended December 31, 2014 and 2013

Net Sales

	Year Ended December 31,
(in thousands, except percentages)	2014	2013	Increase (Decrease)	% change
Wholesale	$33,811	$32,612	$1,199	4%
Direct to consumer	20,343	19,656	687	3%
Other	3,960	4,204	(244)	-6%
Total net sales	$58,114	$56,472	$1,642	3%

Total net sales increased $1.6 million in 2014 as compared to 2013 as a result of a 2.2% increase in case sales, a 1.4% increase in revenue per case, due to a shift in product mix across brands and channels, a 6.6% increase in event and other non-wine revenue, slightly offset by a decrease in bulk wine and grape sales.  Wholesale net sales increased $1.2 million in 2014 as compared to 2013, primarily attributable to the domestic market with a partial offset in the export market.  Direct to consumer net sales increased $0.7 million in 2014 as compared to 2013 primarily as a result of a $1.1 million increase in wine revenue from wine club sales, primarily attributable to an increase in wine club membership, an increase in sales volume and an overall increase in price point for wine included in shipments across all brands, and a $0.1 million increase in special events wine revenue, partially offset by a $0.4 million decrease in e-commerce wine revenue and a $0.2 million decrease in tasting room wine revenue, primarily a result of timing of sales initiatives and intentional allocation of available product.  In addition, bulk wine and grape sales decreased $0.4 million, which is partially offset by an increase in non-wine revenue, including tasting fees and special events, of $0.1 million.

Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2014	2013	Increase	% change
Wholesale	$16,564	$14,532	$2,032	14%
Wholesale gross margin percentage	49%	45%
Direct to consumer	14,277	12,394	1,883	15%
Direct to consumer gross margin percentage	70%	63%
Other	103	(139)	242	-174%
Total gross profit	$30,944	$26,787	$4,157	16%

Gross profit increased $4.2 million in 2014 as compared to 2013 reflecting an increase in wine revenue in conjunction with a decrease in cost of goods per case, improved freight margin as a result of consolidated resources, and increased event margin driven by new events and event structure.

Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2014	2013	Increase	% change
Sales and marketing	$13,227	$12,807	$420	3%
General and administrative*	10,249	9,270	979	11%
Total operating expenses	$23,476	$22,077	$1,399	6%

*The years ended December 31, 2014 and 2013 include $9,000 and $98,000, respectively, of fees paid to Leucadia for administrative services.

Sales and marketing expenses increased $0.4 million in 2014 as compared to 2013, primarily due to increased compensation related expense and travel related expense, to accommodate growth and replace a significant broker in a top 5 U.S. market, partially offset by decreased promotional and marketing related expense.

General and administrative expenses increased $1.0 million in 2014 as compared to 2013, primarily due to $1.0 million of severance paid during 2014, $0.8 million of which was paid to the former Chief Executive Officer upon his resignation during the fourth quarter of 2014.  No severance was incurred in 2013.  Other minor increases were in SEC related expense, primarily related to the proxy and annual report costs not incurred in 2013, increase in travel related expense, increase in consulting expense and new costs for lease, depreciation and occupancy related expense pertaining to the corporate office lease commencing during the third quarter of 2014. These increases were partially offset by a decrease in employee compensation, as a result of $0.5 million of executive bonuses paid in June 2013 approved by the Crimson board of directors in relation to the spin-off combined with the resignation of the Chief Executive Officer during the fourth quarter of 2014.

Other Income (Expense)

	Year Ended December 31,
(in thousands, except percentages)	2014	2013	(Decrease)	% change
Interest expense	$(152)	$(901)	$(749)	83%
Other income (expense), net	(8)	315	(323)	-103%
Total	$(160)	$(586)	$426	-73%

Interest expense in 2014 and 2013 was comprised of unused line of credit fees related to the Company’s revolving facility with American AG Credit, which ranged from 0.25% to 0.375% during these years. Interest expense in 2013 also includes the costs of funds borrowed from Leucadia, which funds were contributed to capital prior to the Distribution.

Other income of $0.3 million in 2013 was primarily comprised of credits related to the spin-off from Leucadia.

Income Tax Provision

Income tax increased $6.2 million in 2014 as compared to 2013 as a result of the recognition of statutory income taxes combined with the decrease of the amount of the valuation allowance reversed in 2014 as compared to 2013.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash, funds generated from operations and its credit facilities. The Company’s primary cash needs are to fund working capital requirements and capital expenditures.

Credit Facilities

In March 2013, Crimson entered into a $60.0 million revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10.0 million of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50.0 million in the aggregate for a fifteen year term.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangibles.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. Effective October 1, 2015 the unused line fees range from 0.15% to 0.25%.    The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.    No amounts have been borrowed under the revolving credit facility to date.

On November 10, 2015, Pine Ridge Winery, LLC (“Borrower”), a wholly-owned subsidiary of Crimson entered into a senior secured term loan agreement (the “term loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the term loan will bear a fixed interest rate of 5.24% per annum.

The term loan will mature on October 1, 2040 (the “Maturity Date”). On the first day of each January, April, July and October, commencing January 1, 2016,  Borrower is required to make a principal payment in the amount of One Hundred Sixty Thousand Dollars ($160,000) and an interest payment equal to the amount of all interest accrued through the previous day. A final payment of all unpaid principal, interest and any other charges with respect to the term loan shall be due and payable on the Maturity Date.

Borrower’s obligations under the term loan are guaranteed by the Company. All obligations of Borrower under the term loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness; limitations on distributions to shareholders; and restrictions on certain investments, sale of assets and merging or consolidating with other persons.

The full $16.0 million was drawn at closing and the term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2015, $16.0 million in principal was outstanding, net of unamortized loan fees of $0.1 million.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities (in thousands):

Cash provided by (used in):	2015	2014	2013
Operating activities	$8,713	$8,928	$10,333
Investing activities	(18,190)	(8,923)	(15,243)
Financing activities	14,536	-	12,475

Cash provided by operating activities

Net cash provided by operating activities was $8.7 million in 2015, consisting primarily of $5.1 million of net income adjusted for non-cash items such as $7.4 million of depreciation and amortization, $2.6 million of deferred income tax provision and $6.7 million of net cash outflow related to changes in operating assets and liabilities.    The change in operating assets and liabilities was primarily due to an increase in inventory,  primarily due to strategic growth initiatives.

Net cash provided by operating activities was $8.9 million in 2014, consisting primarily of $5.0 million of net income adjusted for non-cash items such as $7.1 million of depreciation and amortization, $3.8 million of deferred income tax provision, $1.6 million of net gain related to disposals of property and equipment and $5.8 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in inventory, primarily due to strategic growth initiatives and increased grape purchases.

Net cash provided by operating activities was $10.3 million in 2013, consisting primarily of $7.1 million of net income adjusted for non-cash items such as $6.9 million of depreciation and amortization, $2.5 million related to a decrease in our net deferred tax asset valuation allowance, $0.6 million of net gain related to disposals of property and equipment and $1.1 million of net cash outflow related to changes in operating assets and liabilities.  The change in operating assets and liabilities was primarily due to increases in inventory and accounts receivable partially offset by an increase in accounts payable and expense accruals.

Cash used in investing activities

Net cash used in investing activities was $18.2 million in 2015, consisting primarily of net purchases and redemptions of available for sale investments of $9.8 million and capital expenditures of $8.6 million.  The increase in capital expenditures reflects investment in infrastructure and leasehold improvement projects, including expansion of the fermentation capacity at Seghesio Family Vineyards and technological enhancements related to growth.  The Company expects to spend approximately $7.7 million in 2016 for capital expenditures, and in early 2016 completed $3.0 million in strategic land acquisitions.  We expect to use our available cash and cash flows generated from operating activities to fund capital expenditures.

Net cash used in investing activities was $8.9 million in 2014, consisting primarily of capital expenditures of $7.7 million and net purchases and redemptions of available for sale investments of $5.3 million, partially offset by proceeds from disposals of property and equipment of $4.0 million.  Proceeds from disposals of property and equipment in 2014 included $3.9 million received from the sale of a non-strategic parcel of land.

Net cash used in investing activities was $15.2 million in 2013, consisting primarily of purchases of available for sale investments of $10.5 million and capital expenditures of $6.5 million, partially offset by proceeds from disposals of property and equipment of $1.8 million.  Proceeds from disposals of property and equipment in 2013 included $1.8 million received from the sale of a non-strategic vineyard.

Cash provided by financing activities

Net cash provided by financing activities in 2015 was $14.5 million, which reflects gross proceeds of $16.0 million from the issuance of the term loan in 2015 partially offset by the repurchase of 151,812 shares of our common stock at a repurchase price of $1.4 million and payment of loan fees of $0.1 million related to the issuance of the term loan.

Cash provided by financing activities was $12.5 million in 2013 which reflected a capital contribution from Leucadia of $14.2 million partially offset by principal payments of $1.7 million on debt to Leucadia.

Share Repurchases

In March 2014, the board of directors of the Company authorized a stock repurchase program pursuant to which we may repurchase up to $2.0 million of the Company’s common stock.  The repurchases will be funded by available cash and will depend on market conditions, including the price of the common stock.  At December 31, 2015, we had repurchased 151,812 shares which were constructively retired at a  repurchase price of $1.4 million (See Item 5 in this Report).  On February 29, 2016 the repurchase program was completed.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2015 (in thousands):

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Grape purchase contracts	$23,761	$8,061	$9,563	$2,817	$3,320
Operating Leases, net of sublease income	1,226	273	542	409	2
Land purchase agreements	3,004	3,004	-	-	-
Total Contractual Cash Obligations	$27,991	$11,338	$10,105	$3,226	$3,322

Off-Balance Sheet Financing Arrangements

None.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Crimson does not currently have any exposure to financial market risk.  Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and a term loan. The revolving credit facility had no outstanding balance as of December 31, 2015, and has interest at floating rates on borrowings.  The term loan had $16.0 million outstanding at December 31, 2015, and is a fixed-rate debt, and therefore is not subject to fluctuations in market interest rates.

Item 8.       Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.       Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2015.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.  For so long as we qualify as an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

As of March 15, 2016, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

Ian M. Cumming, age 75.  Mr. Cumming has served as a director since March 1994 and Chairman of Crimson from April 2008 to June 2015.  He has been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986, and a director of HomeFed Corporation (“HomeFed”), a California residential real estate development company, since May 1999.  Mr. Cumming currently serves as a director of American Investment Company, a family-owned investment company with diversified holdings.  Mr. Cumming previously served as a director of Leucadia until July 2013 and was Chairman of the Board until March 2013.  He also previously served as a director of Jefferies Group, Inc. (“Jefferies”), a full service global investment bank and institutional securities firm that was acquired by Leucadia in March 2013.  Mr. Cumming also previously served as a director of Fortescue Metals Group Ltd. (“Fortescue”), AmeriCredit Corp. and Mueller Industries, Inc. (“Mueller”), the Chairman of the Board of The FINOVA Group Inc. (“Finova”), and a member of the Board of Managers of Premier Entertainment Biloxi, LLC. (“Premier”).  Mr. Cumming has managerial and investing experience in a broad range of businesses through his more than 30 years as Chairman and Chief Executive Officer of Leucadia.  He also has experience serving on the boards of directors and committees of both public and private entities.

Joseph S. Steinberg, age 72, was elected as a director in February 2013.  Mr. Steinberg has been President of Leucadia since January 1979, a director of Leucadia since December 1978 and Leucadia’s Chairman of the Board since March 2013.  Mr. Steinberg has been a director of HomeFed since August 1998 and Chairman of the Board of HomeFed since December 1999.  Mr. Steinberg is also a director of Jefferies.  Mr. Steinberg had previously served as a director of Jordan Industries, Inc., White Mountains Insurance Group, Ltd., Finova, Fortescue and Mueller, and was a member of the Board of Managers of Premier.  Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia.  He also has experience serving on the boards and committees of both public and private companies.

John D. Cumming, age 48.  Mr. Cumming was elected as Chairman of Crimson in June 2015 after serving as a director since February 2013.  Mr. Cumming has been the Chairman, Chief Executive Officer and President of Powdr Corporation, a private company engaged in the development of ski resorts, since 1994.  Mr. Cumming has also been the President of the United States Ski and Snowboard Team Foundation since 2010.  Mr. Cumming previously served in several senior roles at the Park City Foundation, including as a member of the Board of Trustees and Chairman.  Mr. Cumming is also a director of Cumming Investment Company.  Mr. Cumming has managerial and investing experience in a broad range of businesses through his service as a senior executive and director of Powdr, his involvement as a founding shareholder of Mountain Hardwear and his tenure on various boards of directors.  Ian M. Cumming is the father of John D. Cumming.

Avraham M. Neikrug, age 46, was elected as a director in February 2013.  Mr. Neikrug has been the Managing Partner of Goldenhill Ventures, a private investment firm that specializes in buying and building businesses in partnership with management, since June 2011.  Mr. Neikrug has served as Vice President in Goldenhill Ventures LLC since June 2011 and Spin Holdings LLC since December 1999.  Mr. Neikrug has managerial and investing experience in a broad range of businesses through his founding and operating of JIR Inc., a company involved in the development of regional cable television throughout Russia, JIRP, a business-to-business internet service provider (ISP) based in Austria, and M&A Argentina, a private equity effort in Argentina.  Avraham M. Neikrug’s father is a first cousin to Joseph S. Steinberg.

Douglas M. Carlson, age 59, was elected as a director in March 2013.  Mr. Carlson was elected CEO and Chairman of Tommy's Superfoods, LLC in August 2015. Tommy's is in the frozen vegetables business and is quickly becoming a national brand in the US with 10 different and creative seasoned blends of vegetables.  From October 2013 to July 2015, Mr. Carlson was the Executive Vice President of Digital Content and Marketing of NOOK Media LLC, a subsidiary of Barnes & Noble, Inc.  From April 2010 to September 2013, Mr. Carlson was Managing Partner of Rancho Valencia Resort & Spa, a tennis resort that includes fractional real estate.  Prior to that, Mr. Carlson was Executive Chairman and Managing Director of Zinio, LLC and VIV Publishing, a digital publishing, retail and distribution platform for magazines, since 2005.  Mr. Carlson co-founded FIJI Water Company LLC, Inc. in 1996 and served as its Chief Executive Officer from 1996 to 2005.  Prior to joining FIJI, Mr. Carlson served as the Senior Vice President and Chief Financial Officer for The Aspen Skiing Company, from 1989 to 1996.  Mr. Carlson has managerial and investing experience both within and outside the hospitality industry, as well as having been a certified public accountant.

Craig D. Williams, age 65, was elected as a director in March 2013.  Mr. Williams has been owner of Craig Williams Wine Company, a consulting business focused on winemaking and viticulture, since 2008.  From 1976 to 2008, Mr. Williams held a variety of winemaking roles at Joseph Phelps Vineyards, rising to Senior Vice President of Winegrowing, responsible for all viticulture and winemaking activities, from 1999 to 2008.  Mr. Williams has managerial experience and experience in multiple aspects of the wine business. In January 2015, Mr. Williams joined Crimson Wine Group as the Chief Winegrower & Chief Operating Officer.

Francesca Schuler, age 48, was elected as a director on March 11, 2016.  Ms. Schuler is currently the Chief Marketing Officer (CMO) at In-Shape Health Clubs. Prior to joining In-Shape, Ms. Schuler was the CMO of BevMo!.  She joined BevMo! from Treasury Wine Estates Americas where she was CMO, managing a wine portfolio of over 50 brands.  Prior to this, Ms. Schuler was the head of Marketing for Method Products, Inc., the VP of Global Brand Management at the Gap and a partner at Marakon Associates, a boutique management consulting firm, where she advised consumer and retail companies. Early in her career, she held several marketing and sales positions at the E&J Gallo Winery.  Ms. Schuler has over 20 years of experience leading and managing multi-channel businesses and has focused on brand strategy, portfolio management, product development and innovation, e-commerce and digital strategy, CRM, and sales.

Patrick M. DeLong, age 51.  Mr. DeLong has served as President and Chief Executive Officer of Crimson since November 2014 and Chief Financial & Operating Officer of Crimson since July 2007.  Mr. DeLong served as the Senior Vice President & CFO of Icon Estates, which was a fine wine division of Constellation Brands, Inc., from 2004 to 2006.  Mr. DeLong was at the Robert Mondavi Corporation in a variety of roles from 1998 to 2004, including Senior Vice President of Finance & Planning.

Shannon B. McLaren, age 39.  Ms. McLaren has served as Chief Financial Officer of Crimson since April 2015.  Ms. McLaren served as the Senior Corporate Controller of Wente Family Estates from 2011 to 2015.  Ms. McLaren held positions in both Financial Planning and Analysis and Corporate Accounting at The Clorox Company from 2007 to 2011.  Ms. McLaren was Senior Internal Auditor at Altera Corporation from 2006 to 2007.  Ms. McLaren was at KPMG from 1999 to 2006 in a variety of roles, including Manager of Assurance.

Mike S. Cekay, age 44.  Mr. Cekay has served as Senior Vice President of Global Sales of Crimson since May 2012.  Mr. Cekay served as the Executive Vice President, Global Sales Manager of Don Sebastiani & Sons from 2009 to 2012.  Mr. Cekay was Vice President of Sales at Future Brands LLC from 2007 to 2009.  Mr. Cekay was Divisional Sales Vice President for Beam Wine Estates from 2005 to 2007.

Committees of the Board

The Board of Directors of the Company has a standing Audit Committee.  It does not have a compensation or nominating committee.  As our common stock is traded on the OTC Market, we are not subject to listing standards that would require us to have a compensation committee or that would require director nominees to be selected or recommended by a majority of independent directors or a nominating committee comprised solely of independent directors.  The Board believes it is appropriate to have all directors involved in setting executive and director compensation and in the process of nominating directors, rather than delegate these responsibilities to a smaller group of directors.  Under the listing standards of the NASDAQ Stock Market, Messrs. Ian Cumming, John Cumming, Steinberg, Carlson and Neikrug and Ms. Schuler are independent directors serving on the Board.  The Company will continue to evaluate the need for a compensation committee and a nominating committee in the future.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except for one late filing on Form 4 by Ian Cumming.

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

Stock Ownership Requirements

We do not have a formal stock ownership requirement, although three of our directors, Mr. Steinberg, Ian M. Cumming and John D. Cumming, respectively, beneficially own approximately 9.7%, 9.3% and 0.3% of our outstanding common stock as of March 4, 2016.

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

Summary Compensation Table

The following table shows, for fiscal years 2015 and 2014, all of the compensation earned by, awarded to or paid to our principal executive officer and our two other highest paid executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total
Patrick M. DeLong,	2015	$340,000	$200,000	$21,768	$561,768
President and Chief Executive Officer (2)	2014	$283,250	$150,000	$19,472	$452,722

Craig D. Williams,	2015	$225,000	$35,000	$8,790	$268,790
Chief Operating Officer and Chief Winegrower (3)

Mike S. Cekay,	2015	$275,000	$75,000	$21,768	$371,768
Senior Vice President of Sales	2014	$275,000	$82,500	$21,718	$379,218

(1)	Includes 401k contributions, health club reimbursements and car allowance paid by the Company.
(2)

From November 3, 2014 through December 31, 2014, Mr. DeLong also served as Interim President and Chief Executive Officer.  Effective January 1, 2015, Mr. DeLong was appointed President and Chief Executive Officer.

(3)	Effective January 1, 2015, Mr. Williams became an employee of the Company.

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

Craig D. Williams. On December 31, 2015, we entered into an agreement with Mr. Williams. The agreement continues until terminated by us or Mr. Williams at any time and for any reason or for no reason with or without notice.  Mr. Williams’ annual base salary under the agreement is $225,000 per year.  Mr. Williams is eligible for an annual bonus in an amount to be determined by us in our discretion.  The amount of any annual bonus will be based upon our performance and Mr. Williams’ performance, as determined by us, against goals mutually agreed upon between Mr. Williams and us.    Mr. Williams is also eligible to participate in standard company benefits.  Effective July 1, 2015, Mr. Williams became eligible to receive a car allowance benefit of $1,400 per month.  Mr. Williams is not entitled to any benefits if his employment is terminated or upon other events.

Potential Payments on Termination or Change of Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s employment agreement if, as of December 31, 2015, their employment had been terminated (including termination in connection with a change in control).  Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different.  Factors that could affect these amounts include the timing during the year of any such event.

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

Director Compensation

As approved in March 2013, our non-employee directors receive an annual retainer of $25,000 for serving on the Board of Directors and a per meeting fee of $2,500 for each Board or committee meeting attended in person.  Mr. Carlson receives an additional $26,000 annually for serving as Chairman of the Audit Committee, and Mr. Neikrug receives an additional $17,000 annually for serving on the Audit Committee.  Commencing January 1, 2015, Mr. Williams became an employee of the Company and ceased being eligible to receive separate compensation as a director. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings.    The 2015 director compensation for our non-employee directors is set forth below.

Director Compensation Table
Name	Fees earned or paid in cash	All Other Compensation	Total
Non-Employee Directors
Ian M. Cumming	$32,500	$-	$32,500
Joseph S. Steinberg	$35,000	$-	$35,000
John D. Cumming	$35,000	$-	$35,000

Non-Employee Directors - Audit Committee Members
Avraham M. Neikrug	$54,500	$-	$54,500
Douglas Carlson	$63,500	$-	$63,500

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

In connection with the Distribution, our Board of Directors adopted an equity compensation plan, which allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and other stock-based awards, and performance-based compensation awards to its officers, employees, and non-employee directors.  The equity compensation plan will be administered by our Board of Directors, which is authorized to select the officers, employees and non-employee directors to whom awards will be granted, and to determine the type and amount of such awards.  The maximum number of shares available for issuance under the plan is 1 million.  To the extent permitted by Section 162(m) of the Code, our Board of Directors is authorized to design any award so that the amounts or shares payable or distributed pursuant to such award will be treated as “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and related regulations.  The equity compensation plan was filed as an Exhibit to the Company’s Form 8-K, filed on February 1, 2013.  This summary of the plan is qualified in its entirety by reference to the full text of the plan.  As of the date of this report, no grants have been made under the plan.

Present Beneficial Ownership

Set forth below is certain information as of March 4, 2016, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common shares, which is our only class of voting securities, (2) each director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by our directors and (5) all of our executive officers and directors as a group.  The percentage ownership information under the column entitled “Percent of Class” is based on 24,229,846 shares of common stock outstanding as of March 4, 2016.  Unless otherwise stated, the business address of each person listed is c/o Crimson Wine Group, 2700 Napa Valley Corporate Drive, Suite B,

Napa, CA 94558.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Named directors and executive officers
Ian M. Cumming	2,246,302	(a)	9.3%
Joseph S. Steinberg	2,351,345	(b)	9.7%
John D. Cumming	80,127		0.3%
Patrick M. DeLong	7,500		*
Avraham M. Neikrug	30	(c)	*
Douglas M. Carlson	-		-
Craig D. Williams	-		-
Francesca Schuler	-		-
Mike S. Cekay	-		-
All directors and executive officers as a group (9)	4,685,304		19.2%

5% or greater stockholder
Cumming Foundation	18,320	(d)	*
John D. Cumming Family Foundation	9,166	(e)	*
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	33,000	(f)	0.1%
Beck, Mack & Oliver LLC	3,026,170	(g)	12.5%
360 Madison Avenue
New York, NY 10014
Mario J. Gabelli	1,225,503	(h)	5.1%
One Corporate Center
Rye, New York 10580-1435

*     Less than .1%.

(a)	Includes 21,600 (less than .1%) common shares beneficially owned by Mr. Cumming’s wife, as to which Mr. Cumming may be deemed to be the beneficial owner.
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

(c)	Includes 30 shares of common stock owned of record by Mr. Neikrug’s minor son.
(d)	Mr. Ian Cumming is a trustee and President of the Cumming Foundation, a private charitable foundation, and disclaims beneficial ownership of the shares of common stock held by the foundation.
(e)

Mr. John D. Cumming is President and a director of the John D. Cumming Family Foundation, a private charitable foundation, and disclaims beneficial ownership of the shares of common stock held by the foundation.

(f)	Mr. Steinberg and his wife are the trustees of the charitable trust. Mr. Steinberg and his wife disclaim beneficial ownership of the shares of common stock held by the charitable trust.
(g)	Based on Schedule 13G filed by Beck, Mack & Oliver LLC with the SEC on February 1, 2016.
(h)

Based on Schedule 13D filed by Mr. Gabelli with the SEC on March 3, 2016.  All shares are held directly or indirectly in entities that Mr. Gabelli either controls or for which he acts as chief investment officer, including 345,000 shares (1.4%) owned by GAMCO Asset Management Inc., 370,503 shares (1.5%) owned by Gabelli Funds, LLC and 510,000 shares (2.1%) owned by Teton Advisors, Inc.

As of March 4, 2016, Cede & Co. held of record 19,980,563 shares of our common stock (approximately 82.5% of our total common stock outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

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

Amounts Due to Leucadia and its Affiliates

Amounts due to Leucadia and its affiliates did bear interest at a specified bank prime rate plus 0.125%.  All amounts were payable on demand, except for the $45.0 million note issued to Leucadia in connection with the acquisition of Seghesio Family Vineyards that was due May 13, 2013.  Unpaid interest, if any, was added to the principal balance on a quarterly basis.  Prior to the Distribution, the remaining balance due to Leucadia and its affiliates was contributed to capital.  Interest expense paid to Leucadia and its affiliates was $0 for the years ended December 31, 2015 and 2014 and was $ 0.8 million for the year ended December 31, 2013. On February 25, 2013, the remaining balance of due to affiliates was contributed by Leucadia to capital.

Director Independence

The Board of Directors has determined that Messrs. Ian Cumming, John Cumming, Steinberg, Neikrug and Carlson and Ms. Schuler are independent applying the NASDAQ Stock Market’s listing standards for independence.

Item 14.     Principal Accounting Fees and Services.

Prior to formation of the Audit Committee, the Board of Directors adopted a policy for pre-approval by the Audit Committee of all audit and non-audit work performed by the Company’s independent registered public accounting firm, Moss Adams LLP, and has pre-approved (i) certain general categories of work where no specific case-by-case approval is necessary (“general pre-approvals”) and (ii) categories of work which require the specific pre-approval of the Audit Committee (“specific pre-approvals”).  For additional services or services in an amount above the annual amount that has been pre-approved, additional authorization from the Audit Committee is required.  The Audit Committee has delegated to the Chairman of the Audit Committee the ability to pre-approve all of these services in the absence of the full committee.  Any pre-approval decisions made by the Chairman of the Audit Committee under this delegated authority will be reported to the full Audit Committee.  All requests for services to be provided by Moss Adams LLP that do not require specific approval by the Audit Committee must be submitted to the Chief Financial Officer of the Company, who determines whether such services are in fact within the scope of those services that have received the general pre-approval of the Audit Committee.  The Chief Financial Officer reports to the Audit Committee periodically, at a minimum quarterly.

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

The following table sets forth the aggregate fees incurred by us for the following periods relating to our independent accounting firm, Moss Adams LLP:

	Year Ended December 31,
	2015	2014
Audit Fees	$246,000	$240,400
Audit Related Fees	5,100	11,600
Tax Fees	-	1,300
Total	$251,100	$253,300

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

2
3
(a)(1)	Financial Statements.	Page Reference

Report of Independent Registered Public Accounting Firm		F-1
Consolidated Balance Sheets at December 31, 2015 and 2014		F-2
Consolidated Income Statements for the years ended December 31, 2015, 2014 and 2013		F-3
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013		F-4
Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013		F-6
Notes to Consolidated Financial Statements		F-7

(a)(2)	Financial Statement Schedules.

Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)	See item 15(b) below for a complete list of Exhibits to this Report including Executive Compensation Plans and Arrangements.

(b)	Exhibits.

We will furnish any exhibit upon request made to our Corporate Secretary, 2700 Napa Valley Corporate Drive, Suite B, Napa, CA 94558.  We charge $0.50 per page to cover expenses of copying and mailing.

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-10153, unless otherwise indicated.

Exhibit No.	Description

2.1

Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 2.1 to the Company’s Form 8-K, filed on February 25, 2013 (the “February 25, 2013 Form 8-K”) (No. 000-54866)).*

2.2

Severance Agreement and Release of all Claims, dated November 4, 2014, between Crimson Wine Group, Ltd. and Erle Martin (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on November 6, 2014 (No. 000-54866)).*

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the February 25, 2013 Form 8-K).*

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the February 25, 2013 Form 8-K).*

4.1	Form of Specimen Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12G).*

10.1

Employment Agreement between Leucadia Cellars & Estates, LLC and Patrick M. DeLong, dated June 19, 2007 (filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12G).*  +

10.2	Employment Agreement between Crimson Wine Group, Ltd. and Mike S. Cekay, dated March 26, 2012 (filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12G).* +

10.3	Tax Matters Agreement dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 25, 2013).*

10.4

Administrative Services Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 25, 2013).*

10.5

First Amendment to Administrative Services Agreement, dated August 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2013).*

10.6	Crimson Wine Group, Ltd. 2013 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed on February 25, 2013).* +

10.7

Credit Agreement dated as of March 22, 2013 among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC, and American AgCredit, FLCA, as Agent for the Lenders and for itself as a Lender.  (filed as Exhibit 10.6 to the Company’s Form 10-K filed on March 28, 2013).*

10.8	Loan Agreement, dated November 10, 2015 by and between Pine Ridge Winery, LLC and American AgCredit, FLCA (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2015).*

10.9	Term Loan Promissory Note issued by Pine Ridge Winery, LLC, dated November 10, 2015 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on November 17, 2015).*

10.10	Guaranty, dated November 10, 2015, by and between Crimson Wine Group, Ltd. and American AgCredit, FLCA (filed as Exhibit 10.3 to the Company’s Form 8-K filed on November 17, 2015).*

10.11

Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated November 10, 2015, from Pine Ridge Winery, LLC to Fidelity National Title Company for the benefit of American AgCredit, FLCA (filed as Exhibit 10.4 to the Company’s Form 8-K filed on November 17, 2015).*

10.12	Asset Purchase Agreement, dated January 27, 2016, by and between Crimson Wine Group, Ltd. and Seven Hills Winery, LLC.**±

10.13	Offer Letter between Crimson Wine Group, Ltd. and Craig D. Williams, dated December 23, 2014.** +

21.1	List of Subsidiaries of Crimson Wine Group, Ltd. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

Financial statements from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Income Statements, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.**

*	Incorporated by reference.

**	Furnished herewith.

+	Management Employment Contract or Compensatory Plan/Arrangement.

±

List of exhibits and schedules to the Asset Purchase Agreement omitted from this filing. The Registrant hereby undertakes to furnish any such exhibits and schedules to the Commission supplementary upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON WINE GROUP, LTD.

Date: March 15, 2016	By:	/s/ Patrick M. DeLong
Name: Patrick M. DeLong
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

4
Date	Signature	Title

March 15, 2016 By:	/s/ Patrick M. DeLong	President and Chief Executive Officer
	Patrick M. DeLong	(Principal Executive Officer)

March 15, 2016 By:	/s/ Craig D. Williams	Director, Chief Operating Officer and Chief Winegrower
Craig D. Williams

March 15, 2016 By:	/s/ Shannon B. McLaren	Chief Financial Officer
	Shannon B. McLaren	(Principal Financial and Accounting Officer)

March 15, 2016 By:	/s/ John D. Cumming	Chairman of the Board and Directors
John D. Cumming

March 15, 2016 By:	/s/ Ian M. Cumming	Director
Ian M. Cumming

March 15, 2016 By:	/s/ Joseph S. Steinberg	Director
Joseph S. Steinberg

March 15, 2016 By:	/s/ Avraham M. Neikrug	Director
Avraham M. Neikrug

March 15, 2016 By:	/s/ Douglas M. Carlson	Director
Douglas M. Carlson

March 15, 2016 By:	/s/ Francesca Schuler	Director
Francesca Schuler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Crimson Wine Group, Ltd.

We have audited the accompanying consolidated balance sheets of Crimson Wine Group, Ltd. and subsidiaries (the “Company”), as of December 31, 2015, and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed further in Notes 1 and 12 to the consolidated financial statements, on February 25, 2013, the Company was spun-off from Leucadia National Corporation (“Leucadia”), through a distribution of the Company’s shares to Leucadia shareholders. Concurrent with the distribution, the Company’s outstanding balance due to Leucadia was contributed to the Company’s capital.

As discussed further in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for the balance sheet classification of deferred taxes due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crimson Wine Group, Ltd. and subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Santa Rosa, California

March 15, 2016

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$18,333	$13,274
Investments available for sale	25,423	15,711
Accounts receivable, net	6,121	5,784
Inventory	55,636	49,593
Other current assets	1,851	894
Total current assets	107,364	85,256

Property and equipment, net	111,635	108,707
Goodwill	1,053	1,053
Intangible assets and other non-current assets	15,894	17,300
Total non-current assets	128,582	127,060
Total assets	$235,946	$212,316

Liabilities
Current liabilities:
Accounts payable	$3,936	$4,342
Accrued compensation related expenses	2,504	1,979
Other accrued expenses	2,584	1,266
Customer deposits	385	403
Current portion of long-term debt, net of unamortized loan fees	633	-
Total current liabilities	10,042	7,990

Long-term debt, net of unamortized loan fees	15,282	-
Deferred rent, non-current	120	123
Deferred tax liability	3,642	1,083
Total non-current liabilities	19,044	1,206
Total liabilities	29,086	9,196

Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 24,306,556
and 24,458,368 shares issued and outstanding at December 31, 2015 and 2014, respectively	243	245
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive loss	(47)	(39)
Accumulated deficit	(70,856)	(74,606)
Total equity	206,860	203,120
Total liabilities and equity	$235,946	$212,316

The accompanying notes are an integral part of these consolidated financial statements

CRIMSON WINE GROUP, LTD.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Net sales	$60,977	$58,114	$56,472
Cost of sales	28,446	27,170	29,685
Gross profit	32,531	30,944	26,787
Operating expenses:
Sales and marketing	14,197	13,227	12,807
General and administrative	10,543	10,240	9,172
Administrative service fees paid to Leucadia National Corporation	-	9	98
Total operating expenses	24,740	23,476	22,077
Net gain on disposals of property and equipment	(59)	(1,553)	(649)
Income from operations	7,850	9,021	5,359
Other income (expense):
Interest expense	(252)	(152)	(901)
Other income (expense), net	334	(8)	315
Total other income (expense), net	82	(160)	(586)
Income before income taxes	7,932	8,861	4,773
Income tax provision (benefit)	2,806	3,861	(2,335)
Net income	$5,126	$5,000	$7,108
Basic and fully diluted weighted-average shares outstanding	24,434	24,458	24,458
Basic and fully diluted earnings per share	$0.21	$0.20	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2015	2014	2013
Net income	$5,126	$5,000	$7,108
Other comprehensive loss:
Net unrealized holding losses on investments arising during the period, net of tax	(8)	(9)	(30)
Comprehensive income	$5,118	$4,991	$7,078

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2015	2014	2013
Net cash flows from operating activities:
Net income	$5,126	$5,000	$7,108
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property & equipment	5,913	5,555	5,343
Amortization of intangible assets	1,514	1,514	1,514
Amortization of loan fees	1	-	-
Leucadia National Corporation and its affiliates interest expense added to principal	-	-	572
Loss on write-down of inventory	288	517	-
Provision for doubtful accounts	17	4	3
Net gain related to disposals of property and equipment	(59)	(1,553)	(649)
Deferred rent	(3)	123	-
Decrease in net deferred tax asset valuation allowance	-	(265)	(2,500)
Provision for deferred income tax	2,589	3,848	-
Realized gains on available for sale securities
Net change in:
Accounts receivable	(354)	(644)	(646)
Inventory	(6,331)	(5,817)	(1,232)
Other current assets	(957)	161	(183)
Other non-current assets	(108)	6	(309)
Accounts payable and expense accruals	1,095	576	1,177
Customer deposits	(18)	75	99
Income taxes payable	-	(172)	36
Other non-current liabilities	-	-	-
Net cash provided by operating activities	8,713	8,928	10,333
Net cash flows from investing activities
Purchase of investments available for sale	(36,479)	(9,500)	(10,500)
Redemption of investments available for sale	26,729	4,250	-
Acquisition of property and equipment	(8,632)	(7,664)	(6,534)
Proceeds from disposals of property and equipment	192	3,991	1,791
Net cash used in investing activities	(18,190)	(8,923)	(15,243)
Net cash flows from financing activities:
Proceeds from issuance of term loan	16,000	-	-
Reduction of debt	-	-	(1,700)
Equity contribution by Leucadia National Corporation	-	-	14,175
Repurchase of common stock	(1,378)	-	-
Payment of loan fees	(86)
Net cash provided by financing activities	14,536	-	12,475
Net increase in cash and cash equivalents	5,059	5	7,565
Cash and cash equivalents - beginning of period	13,274	13,269	5,704
Cash and cash equivalents at December 31	$18,333	$13,274	$13,269
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$138	$152	$240
Income tax payments (refunds), net	$569	$448	$129
Non-cash investing and financing activity:
Conversion of accrued interest to long-term debt	-	-	572
Debt to equity conversion of upon spin off	-	-	151,043
Unrealized holding gains on investments	$(8)	$(9)	$(30)
Capital investments accrued but not yet paid	$342	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

				Accumulated
	Common		Additional	Other
	Shares $0.01		Paid-In	Comprehensive	Accumulated
	Par Value		Capital	Loss	Deficit	Total
Balance, January 1, 2013	$245		$112,302	$-	$(86,714)	$25,833
Net income	-		-	-	7,108	7,108
Other comprehensive loss	-		-	(30)	-	(30)
Cash capital contribution upon spin-off	-		14,175	-	-	14,175
Debt conversion to equity upon spin-off	-		151,043	-	-	151,043
Balance, December 31, 2013	245		277,520	(30)	(79,606)	198,129
Net income	-		-	-	5,000	5,000
Other comprehensive loss	-		-	(9)	-	(9)
Balance, December 31, 2014	245		277,520	(39)	(74,606)	203,120
Net income	-	-	-	-	5,126	5,126
Other comprehensive loss				(8)	-	(8)
Repurchase of common stock	(2)			-	(1,376)	(1,378)
Balance, December 31, 2015	$243		$277,520	$(47)	$(70,856)	$206,860

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.

Notes to Consolidated Financial Statements

1.	Explanatory Note

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

2.	Nature of Operations

The Company is in the business of producing and selling ultra-premium and luxury wines (i.e., wines that retail for $14 to $25 and over $25 per 750ml bottle, respectively).   Crimson is headquartered in Napa, California and through its wholly-owned subsidiaries owns four wineries: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards and Seghesio Family Vineyards.  Pine Ridge was acquired in 1991 and has been conducting operations since 1978, Crimson started Archery Summit in 1993, Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973, and Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895.  Additionally, in 2005 and 2006 Crimson acquired Double Canyon vineyard land in the Horse Heaven Hills of Washington’s Columbia Valley.  Since 2010, Double Canyon has produced wines in a third party custom crush facility.  Crimson’s model is a combination of direct to consumer sales and wholesale distributor sales. The Company’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically and in over 40 countries throughout the world. References to cases of wine herein refer to nine-liter equivalent cases.

Pine Ridge Vineyards owns 158 acres and controls through leasing arrangements an additional 18 acres of estate vineyards in five Napa Valley appellations – Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain.  Approximately 166 acres are currently planted and producing grapes.  Archery Summit owns 101 acres and controls through leasing arrangements an additional 17 acres of estate vineyards in the Willamette Valley, Oregon.  Approximately 112 acres are currently planted and producing grapes.  Chamisal Vineyards owns 99 acres of vineyards in the Edna Valley, California, of which 82 acres are currently planted and producing grapes.  Seghesio Family Vineyards owns 318 acres of vineyards in two Sonoma County appellations, the Alexander Valley and Russian River Valley, of which approximately 289 acres are currently planted and producing grapes.  Double Canyon Vineyards owns 184 acres of vineyards in the Horse Heaven Hills of Washington, of which 91 acres are currently planted and producing grapes.

3.	Significant Accounting Policies

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

Inventory - Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out method.  Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory.  In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.  As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value.  The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.  Reductions to the carrying value of inventories are recorded in cost of sales.  If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability.  Inventory write-downs of $0.3 million, $0.5 million and $0 were recorded during the years ended December 31,

2015, 2014 and 2013, respectively.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group).  This would typically be at the winery level which is described in Note 2 above.  The Company did not recognize any impairment charges associated with long-lived assets during the three year period ended December 31, 2015.

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

(c) Cash and cash equivalents:  The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents.  The Company had no short-term investments considered to be cash and cash equivalents at December 31, 2015 and 2014.

(d) Financial instruments and fair value:  Investments available for sale include a  US Treasury Note and Certificates of Deposits at December 31, 2015, and Certificates of Deposit at December 31, 2014.  All of the Company’s available for sale securities are either Level 1 or Level 2 and recorded at fair value.  Available for sale securities that mature greater than 12 months from original investment are recorded as short-term because the securities represent the investment of funds that are available for current operations.  Net unrealized gains and losses, net of tax, on available for sale securities are recorded in accumulated other comprehensive loss.  Unrealized losses that are considered other than temporary are recorded in other income (expense) – net, with the corresponding reduction to the carrying basis of the investment.  No other than temporary losses were recorded during the three year period ended December 31, 2015.

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

(e) Accounts receivable:  Accounts receivable are reported at net realizable value.  The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.1 million at December 31, 2015 and 2014.  Interest is not accrued on past-due amounts.  Accounts are charged against the allowance to bad debt as they are deemed uncollectible based upon a periodic review of the accounts.  In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends.

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

(g) Loan fees: Fees incurred with the issuance of the Company’s debt are recorded in the consolidated balance sheets as a reduction to associated debt balances, consistent with the short-term or long-term classification of the related debt outstanding at the end of the reporting period. The Company amortizes debt discount to interest expense over the contractual or expected term of the debt using the effective interest method.

 (h)  Concentrations of risk:  The Company sells the majority of its wine through distributors and retailers.  Receivables arising from these sales are not collateralized.  During the year ended December 31, 2015, sales to two customers each accounted for approximately 15% and 10% of net sales,  and in the years ended December 31, 2014 and 2013 sales to one customer accounted for approximately 15% and 14% of total sales, respectively.  Amounts due from these customers represented approximately 45% and 32% of accounts receivable as of December 31, 2015 and 2014, respectively.

The Company maintains its cash in bank deposit accounts that, at times, may exceed FDIC insurance thresholds.

(i)  Revenue recognition:  The Company recognizes revenue from product sales upon shipment or delivery provided that persuasive evidence of an arrangement exists, which for sales to wholesalers is a purchase order, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations.  The cost of depletion allowances and price promotions are treated as reductions of revenues and can be reasonably estimated based upon experience.  Revenue from products sold through retail locations, wine clubs and the internet is recognized when the product is received by the customer and payment is received, based on published retail prices and applicable published discounts.  Revenue includes any shipping and handling costs billed to the customer, and such amounts are not expected to be sufficient to cover actual costs.

(j) Cost of sales:  Includes grape, juice and bulk wine costs, whether purchased or grown, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs.  For vineyard produced grapes, grape costs include annual farming costs and amortization of vineyard development expenditures.  For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months.    No further costs are allocated to inventory once the product is bottled and available for sale.

(k) Taxes not on income:  Excise taxes are levied by government agencies on the sale of alcoholic beverages, including wine.  These taxes are not collected from customers but are instead the responsibility of the Company.  Excise taxes of $1.1 million, $1.0 million and $1.0 million in the years ended December 31, 2015, 2014 and 2013, respectively, were recognized as a reduction to wine sales.  Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

(l) Advertising costs:  Advertising costs are expensed as incurred and were $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

 (m) Income taxes:  Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enacted date.

Net tax assets are recorded to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial results of operations.  Prior to 2013, the Company had recorded a full valuation allowance related to its net deferred tax asset.  As of December 31, 2013, the Company determined it was more likely than not that a portion of the deferred tax asset would  be realized in the future, and therefore reduced the valuation allowance resulting in the recognition of a net deferred tax asset of $2.5 million.  As of December 31, 2014, the Company determined it is more likely than not that the remaining allowance will be realized in the future, and therefore reduced the valuation allowance to zero and recognized the remaining $0.3 million as a portion of the deferred tax asset.

Prior to the Distribution, the Company and its subsidiaries were included in the consolidated federal and certain consolidated or combined state income tax returns of Leucadia.  However, the provisions for income taxes in the consolidated income statements have been determined on a theoretical separate-return basis.  The Company does not have any unrecognized tax benefits; however, if it did the Company would record accrued interest and penalties related to unrecognized tax benefits as income tax expense.  The Company records deferred income tax liabilities and assets as noncurrent in its consolidated balance sheets (see ‘Recent accounting pronouncements’ section within this footnote of Form 10-K for additional information on the adoption of this policy). See Note 12 for more detail on income tax for the Company.

 (n) Recent accounting pronouncements:  In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), which is guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity's operations and financial results. These changes became effective for the Company on January 1, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. This guidance becomes effective for the Company on January 1, 2018, and early adoption is permitted for the Company beginning on January 1, 2017. Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40),  which requires management of a company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This guidance becomes effective for the Company on January 1, 2017, and early adoption is permitted.  Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), which is guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30), an update to clarify ASU 2015-03, which did not address the balance sheet presentation of debt issuance costs that are either (1) incurred before a debt liability is recognized (e.g. before the debt proceeds are received), or (2) associated with revolving debt arrangements. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. This standard became effective upon issuance and should be adopted concurrent with the adoption of ASU 2015-03.    The Company early adopted ASU 2015-03 and ASU 2015-15 for its annual and interim periods beginning January 1, 2015 and applied retrospective treatment of the standard.  The adoption of these ASU’s resulted in $0.1 million of debt issuance costs related to the term loan issued in November 2015 to be recorded as a reduction of the related debt on the Company’s balance sheet as of December 31, 2015.    The retrospective application had no impact on our balance sheet as of December 31, 2014.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which is guidance on the simplification for the measurement of inventory. This guidance requires that an entity should measure in scope inventory at the lower of cost and net realizable value. This guidance becomes effective for the Company on January 1, 2017, and early adoption is permitted.  Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), relating to measurement-period adjustments in business combinations. The new standard eliminates the requirement for retrospective treatment of measurement-period adjustments in a business combination. Instead, a measurement-period adjustment will be recognized in the period in which the adjustment is determined. The guidance becomes effective for the Company on January 1, 2016, and early adoption is permitted. Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), which is guidance to simplify the presentation of deferred income taxes. The guidance requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance becomes effective for the Company on January 1, 2017.  Early adoption is permitted as of the beginning of any interim or annual reporting period.  Guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet).  The Company early adopted ASU 2015-17 and applied retrospective treatment of the standard.  The retrospective reclassification results in a reduction in current assets, total assets, non-current liabilities and total liabilities of $3.2 million as of December 31, 2014.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which is guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance becomes effective for the Company on January 1, 2018, and early adoption is permitted. Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This guidance becomes effective for the Company on January 1, 2019.  Early adoption of ASU 2016-02 as of its issuance is permitted.  The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

4.	Inventory

A summary of inventory at December 31, 2015 and 2014 is as follows (in thousands):

	December 31, 2015	December 31, 2014
Case wine	$30,997	$25,613
In-process wine	24,306	23,630
Packaging and bottling supplies	333	350
Total inventory	$55,636	$49,593

5.	Property and Equipment

A summary of property and equipment at December 31, 2015 and 2014, and depreciation expense for the years ended December 31, 2015, 2014 and 2013, is as follows (in thousands):

	Depreciable Lives
	(in years)	December 31, 2015	December 31, 2014
Land and improvements	N/A	$41,573	$41,573
Buildings and improvements	20-40	48,770	45,259
Vineyards and improvements	7-25	35,792	35,898
Winery and vineyard equipment	3-25	29,766	25,437
Caves	20-40	5,638	5,638
Vineyards under development	N/A	2,001	1,894
Construction in progress	N/A	195	633
Total		163,735	156,332
Accumulated depreciation and amortization		(52,100)	(47,625)
Property and equipment, net		$111,635	$108,707

	Year ended December 31,
	2015	2014	2013
Depreciation expense (in thousands):
Capitalized into inventory	$4,763	$4,601	$4,495
Expensed to general and administrative	1,150	954	848
Total depreciation	$5,913	$5,555	$5,343

In January 2013, the Company sold a non-strategic vineyard for net cash consideration of $1.8 million, after selling expenses.  The Company recorded a pre-tax gain of $0.7 million, net of closing costs, during the year ended December 31, 2013.  In May 2014, the Company sold a non-strategic unplanted parcel of land in Washington for net proceeds of $3.9 million after selling expenses.  The Company recorded a pre-tax gain of $1.8 million, net of closing costs, during the year ended December 31, 2014.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature within three years or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of December 31, 2015 and 2014 are as follows (in thousands):

December 31, 2015	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$10,000	$10,000	$-	$(45)	$9,955	$-	$9,955
Certificates of Deposit	15,500	15,500	4	(36)	-	15,468	15,468
Total	$25,500	$25,500	$4	$(81)	$9,955	$15,468	$25,423

December 31, 2014
Certificates of Deposit	$15,750	$15,750	$7	$(46)	$-	$15,711	$15,711

Gross unrealized losses on available-for-sale securities were $0.1 million as of December 31, 2015, and the Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2015 and 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.    For short-term and long-term debt, the carrying amounts of such financial instruments approximate their fair values.  The Company has estimated the fair value of its short-term and long-term debt based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

7.  Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at December 31, 2015 and 2014 is as follows (in thousands):

	Amortizable Lives (in years)	December 31, 2015	December 31, 2014
Brand, net of accumulated amortization of $4,717 and $3,688	17	$12,783	$13,812
Distributor relationships, net of accumulated amortization of $851 and $666	14	1,749	1,934
Customer relationships, net of accumulated amortization of $1,243 and $971	7	657	929
Legacy permits, net of accumulated amortization of $82 and $64	14	168	186
Trademark, net of accumulated amortization of $74 and $64	20	126	136
Total intangible assets, net		15,483	16,997
Other non-current assets		411	303
Total intangible and other non-current assets		$15,894	$17,300

Amortization expense for each of the years ended December 31, 2015, 2014 and 2013 was $1.5 million.

Estimated aggregate future amortization expense for intangible assets is as follows (in thousands):

Years Remaining:	Amortization
2016	$1,514
2017	1,514
2018	1,359
2019	1,243
2020	1,243
Thereafter	8,610
Total	$15,483

8.  Other Accrued Expenses

Other accrued expenses consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Depletion allowance	$977	$866
Production and farming	768	288
Sales and marketing	253	107
Other accrued expenses	586	5
Total other accrued expenses	$2,584	$1,266

9.   Due to Leucadia and its Affiliates

Amounts that were due to Leucadia and its affiliates did bear interest at a specified bank prime rate plus 0.125%.  All amounts were payable on demand, except for the $45.0 million note issued to Leucadia in connection with the acquisition of Seghesio Family Vineyards that was originally due May 13, 2013.  Unpaid interest, if any, was added to the principal balance on a quarterly basis.  Interest expense to Leucadia and its affiliates was $0 for the years ended December 31, 2015 and 2014 and was $0.8 million for the year ended December 31, 2013. On February 25, 2013, the remaining balance of due to affiliates was contributed by Leucadia to capital.

Effective March 1, 2013, the Company entered into an administrative service agreement with Leucadia.  Pursuant to this agreement, Leucadia provided certain administrative, SEC, tax filing and accounting services, including providing the services of the Company’s Corporate Secretary.

Effective August 1, 2013, Leucadia and the Company agreed to amend the administrative service agreement to reduce the administrative services provided to the Company by Leucadia and to terminate the agreement effective February 2014. Administrative services expense was $0, $9,000, and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

10.   Stockholders’ Equity and Equity Incentive Plan

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

In March 2014, the Board of Directors of Crimson authorized a share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the share repurchase program, any repurchased shares are constructively retired. As of December 31, 2015, the Company had repurchased 151,812 shares which were constructively retired at an original repurchase cost of $1.4 million.  On February 29, 2016 the repurchase program was completed.

11.	Debt

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10.0 million of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50.0 million in the aggregate for a fifteen year term.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. Effective October 1, 2015, the unused line fees range from 0.15% to 0.25%.  The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  No amounts have been borrowed under the revolving credit facility to date.

Term Loan

On November 10, 2015, Pine Ridge Winery, LLC (“Borrower”), a wholly-owned subsidiary of Crimson entered into a senior secured term loan agreement (the “term loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the term loan will bear a fixed interest rate of 5.24% per annum.

The term loan will mature on October 1, 2040 (the “Maturity Date”). On the first day of each January, April, July and October, commencing January 1, 2016, a principal payment in the amount of $160,000 and an interest payment equal to the amount of all interest accrued through the previous day shall be made. A final payment of all unpaid principal, interest and any other charges with respect to the term loan shall be due and payable on the Maturity Date.

The Company incurred debt issuance costs of approximately $0.1 million related to this term loan. These costs are recorded as a reduction from short-term or long-term debt, based on the timeframe in which the fees will be expensed (i.e. – expensed within 12-months shall be classified against short-term debt). The costs are being amortized to interest expense using the effective interest method over the contractual term of the loan.

Borrower’s obligations under the term loan are guaranteed by the Company. All obligations of Borrower under the term loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness; limitations on distributions to shareholders; and restrictions on certain investments, sale of assets and merging or consolidating with other persons.

Events of default under the term loan include, among others, the following: failure to make payments when due, breach of covenants, breach of representations or warranties, cessation of operations and the incurrence of certain environmental liabilities. In the case of any of the foregoing events of default, Lender may, but is not obligated to, accelerate all amounts due under the term loan and cause them to become immediately due and payable. In the case of an event of default arising from certain events of bankruptcy or insolvency, amounts due under the term loan will be accelerated and become immediately due and payable.

The full $16.0 million was drawn at closing and the term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2015, $16.0 million in principal was outstanding, net of unamortized loan fees of $0.1 million.

The Company was in compliance with all debt covenants as of December 31, 2015.

A summary of debt maturity as of December 31, 2015 is as follows (in thousands):

Principal due in 2016	$640
Principal due in 2017	640
Principal due in 2018	640
Principal due in 2019	640
Principal due in 2020	640
Principal due in 2021 and thereafter	12,800
Total	$16,000

12.	Income Taxes

The provision (benefit) for income taxes for years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
State income taxes
Current	$107	$110	$75
Deferred	329	659	-
Total state income taxes	436	769	75
Federal income taxes
Current	140	166	90
Deferred	2,230	2,926	(2,500)
Total federal income taxes	2,370	3,092	(2,410)
Total	$2,806	$3,861	$(2,335)

Prior to the Distribution, which was declared on February 1, 2013 with the shares distributed on February 25, 2013, the Company and its subsidiaries were included in the consolidated federal and certain consolidated or combined state income tax returns of Leucadia.  However, the provisions for income taxes in the consolidated income statements were determined on a theoretical separate-return basis.  Due to the Company’s history of pre-tax losses, as of the Distribution date the Company did not reflect a benefit for its net operating loss carryforwards (“NOLs”) since the Company was unable to conclude it was more likely than not that it would have been able to generate future taxable income to use the NOLs.  As noted in Note 3, as of December 31, 2013 the Company determined that it was more likely than not that some of the tax benefit related to the deferred tax assets would be realized and reduced the valuation allowance, accordingly as of December 31, 2014, it was determined that it is more likely than not that the remaining allowance would be realized and the Company reduced the valuation allowance to zero.  Prior to the Distribution, the Company filed a California state income tax return separate from Leucadia.  The Company's income tax returns are subject to examination in the U.S. federal and state jurisdictions. To the extent the Company has unutilized net operating loss carryforwards, the statute of limitations does not begin to run until the NOLs are utilized.    Therefore, for federal and state tax purposes, the Company has tax years open dating back to 2002.  The Company currently has no unrecognized tax benefits, and it is not reasonably possible to estimate the amount by which that could increase in the next twelve months since the timing of examinations, if any, is unknown.

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

The principal components of deferred taxes at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax asset
Federal NOL carryover	$-	$851
California NOL carryover	1,087	1,362
Federal AMT credit	-	307
Inventory	2,132	1,602
Intangible assets and goodwill	-	68
Other	321	327
Total deferred tax asset	3,540	4,517
Deferred tax liability
Property and equipment	(6,586)	(5,600)
Intangible assets and goodwill	(596)	-
Total deferred tax liability	(7,182)	(5,600)
Net deferred tax asset (liability), non-current	$(3,642)	$(1,083)

Subsequent to the Distribution, the Company retained all of its California State NOLs; however, the Company retained federal NOLs only to the extent that they had not been previously used in Leucadia’s consolidated return.  As of December 31, 2015, the Company has used all of its federal NOLs and $18.6 million of California State NOLs remain available for use.  The expiration dates of California State NOLs are as follows (in thousands):

State
2017	$2,254
2028-2032	16,373
Total	$18,627

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company’s certificate of incorporation includes a charter restriction that prohibits transfers of the Company’s common stock under certain circumstances.

The table below reconciles the expected statutory income tax rate to the actual income tax provision (benefit) (in thousands):

	2015	2014	2013
Expected federal income tax expense (benefit)	$2,697	$3,027	$1,671
State income tax expense	301	769	75
True-up of deferred tax balance	(85)	-	-
Use of net operating loss	-	-	-
Decrease in valuation allowance	-	(265)	(2,500)
Tax expense not provided on income recorded prior to reversal of deferred tax valuation allowance	-	-	(1,581)
Other, net	(107)	330	-
Total	$2,806	$3,861	$(2,335)

13.	Employee Benefit Plan

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The Company matches 25% of a participant’s salary deferral, subject to regulatory limitations.  Total Company contributions to the plan were $0.2 million for each of the years ended December 31, 2015, 2014 and 2013.

14.  Business Segment Information

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the years ended December 31, 2015, 2014 and 2013, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Year Ended December 31,
	Wholesale			Direct to Consumer			Other/Non-Allocable			Total
(in thousands)	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net sales	$36,253	$33,811	$32,612	$21,310	$20,343	$19,656	$3,414	$3,960	$4,204	$60,977	$58,114	$56,472
Cost of sales	18,927	17,247	18,080	6,064	6,066	7,262	3,455	3,857	4,343	28,446	27,170	29,685
Gross profit (loss)	17,326	16,564	14,532	15,246	14,277	12,394	(41)	103	(139)	32,531	30,944	26,787
Operating expenses:
Sales and marketing	5,594	5,688	5,449	5,313	4,393	4,358	3,290	3,146	3,000	14,197	13,227	12,807
General and administrative*							10,543	10,249	9,270	10,543	10,249	9,270
Total operating expenses	5,594	5,688	5,449	5,313	4,393	4,358	13,833	13,395	12,270	24,740	23,476	22,077

Net gain on disposal of property and equipment	-	-	-	-	-	-	(59)	(1,553)	(649)	(59)	(1,553)	(649)
Income (loss) from operations	$11,732	$10,876	$9,083	$9,933	$9,884	$8,036	$(13,815)	$(11,739)	$(11,760)	$7,850	$9,021	$5,359

* The years ended December 31, 2014 and 2013 include $9,000 and $0.1 million, respectively, paid to Leucadia for administrative services.

15.	Commitments

The Company records rent expense under its lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these leases results in a deferred rent liability at each reporting period.  The Company has certain property lease agreements that expire through 2022.  These leases require annual base rent, supplemental rent based on the average market value of the grapes harvested, and certain operating expense payments.

Future base rents required under these agreements are summarized as follows (in thousands):

2016	$273
2017	268
2018	274
2019	278
2020	131
Thereafter	2
Total	$1,226

Base rent expense was $0.3 million, $49,000 and $26,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Estimated supplemental rent payments, which are based on the market value of harvested grapes, are presented in the grape and bulk wine purchase commitments below.

The Company has entered into long-term contracts through 2025 to purchase grapes and bulk wine from certain third parties and Seghesio family members who are employees of the Company. Total estimated commitments under these agreements are as follows (in thousands):

	Third Party	Related Party
2016	$7,465	$596
2017	6,150	219
2018	2,757	437
2019	1,016	437
2020	927	437
Thereafter	2,664	656
Total	$20,979	$2,782

The Company also purchases additional grapes and bulk wine under one-time purchase or short-term agreements.  The total of all grapes and bulk wine purchased was $7.7 million, $7.6 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Included in the totals of all grapes and bulk wine purchased are related party purchases of $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

16.	Litigation

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

17.  Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
2015
Net sales	$13,717	$14,791	$14,023	$18,446
Gross profit	$7,681	$8,089	$6,960	$9,801
Income from operations	$1,950	$2,156	$830	$2,914
Net income	$1,074	$1,542	$476	$2,034
Basic and fully diluted earnings per common share	$0.04	$0.06	$0.02	$0.08
Number of shares used in calculation	24,458	24,458	24,452	24,367

2014
Net sales	$13,272	$14,296	$12,844	$17,702
Gross profit	$7,002	$8,197	$6,940	$8,805
Income from operations (a)	$1,718	$3,782	$1,460	$2,061
Net income	$944	$2,290	$699	$1,067
Basic and fully diluted earnings per common share	$0.04	$0.09	$0.03	$0.04
Number of shares used in calculation	24,458	24,458	24,458	24,458

2013
Net sales	$12,006	$15,221	$12,486	$16,759
Gross profit	$5,619	$7,112	$6,067	$7,989
Income from operations (b)	$1,660	$1,224	$480	$1,995
Net income	$967	$1,245	$407	$4,489
Basic and fully diluted earnings per common share	$0.04	$0.05	$0.02	$0.18
Number of shares used in calculation	24,458	24,458	24,458	24,458

(a)	Income from operations in the quarterly periods for the year ended December 31, 2014 includes certain reclassifications that were made to conform to the current year’s presentation.

(b)	Net (gain)/loss on the disposal of property and equipment previously reported was reclassified as a component of income from operations to conform to current year's presentation.

18.	Subsequent event

On January 27, 2016, one of Crimson’s wholly-owned subsidiaries entered into a purchase agreement pursuant to which Crimson’s subsidiary acquired, or has rights in, substantially all of the assets and certain liabilities with respect to the Seven Hills Winery located in Walla Walla, Washington.  The acquisition provides a strategic opportunity for Crimson to expand its portfolio.  The transition of the winery's operations remains subject to federal and state regulatory approvals.

The acquisition-date fair value of the consideration transferred for the Seven Hills Winery acquisition totaled $7.9 million, consisting of $7.0 million in cash, which is subject to a working capital adjustment estimated at $0.3 million, and $0.6 million of contingent consideration. The contingent consideration arrangement requires the Company to pay up to $0.8 million in future earn-out payments based on certain achievements of the acquired business over the 38 months following the closing of the acquisition.  The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement.

The Seven Hills Winery acquisition will be recorded during the first quarter of 2016 using the acquisition method of accounting as prescribed under ASC 805,  Business Combinations. Accordingly, assets acquired and liabilities assumed will be recorded at their fair values estimated by management as of January 27, 2016.  The Company is in the process of finalizing fair value measurements of certain assets; thus, the measurements are subject to change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Accounts receivable	$230
Inventory	3,500
Property, plant and equipment, net	3,030
Intangible Assets	1,000
Goodwill	850
Total assets	8,610
Accounts payable and accruals	170
Contingent liability	580
Total liabilities	750
Total purchase price	$7,860

Adjustments to record the assets acquired and liabilities assumed at fair value include the recognition of $1.0 million of intangible assets as follows (in thousands, except estimated life information):

	Amount	Estimated Life
Tradename	$700	13 to 15 years
Distributor and customer relationships	300	8 to 10 years

As described in Note 14 “Business Segment Information,” based on the nature of the Company’s business, revenue generating assets are utilized across segments.  Therefore, goodwill recognized has not been allocated to any particular segment of the Company.

Pro forma financial statements are not presented as they are not material to the Company’s overall financial statements.