Form 10-Q
period 2016-03-31
Crimson Wine Group, Ltd
filed 2016-05-10
CIK 1562151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 6, 2016 there were 24,161,474 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)
	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,398	$18,333
Investments available for sale	25,820	25,423
Accounts receivable, net	4,773	6,121
Inventory	57,944	55,636
Other current assets	1,790	1,851
Total current assets	97,725	107,364
Property and equipment, net	116,839	111,635
Goodwill	1,196	1,053
Intangible assets and other non-current assets	15,965	15,894
Total non-current assets	134,000	128,582
Total assets	$231,725	$235,946
Liabilities
Current liabilities:
Accounts payable	$815	$3,936
Accrued compensation related expenses	1,805	2,504
Other accrued expenses	2,706	2,584
Customer deposits	529	385
Current portion of long-term debt, net of unamortized loan fees	633	633
Total current liabilities	6,488	10,042
Long-term debt, net of current portion and unamortized loan fees	15,123	15,282
Deferred rent, non-current	113	120
Deferred tax liability	3,694	3,642
Total non-current liabilities	18,930	19,044
Total liabilities	25,418	29,086
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 24,199,442
and 24,306,556 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	242	243
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive loss	49	(47)
Accumulated deficit	(71,504)	(70,856)
Total equity	206,307	206,860
Total liabilities and equity	$231,725	$235,946

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$15,554	$13,717
Cost of sales	7,899	6,036
Gross profit	7,655	7,681
Operating expenses:
Sales and marketing	3,957	3,175
General and administrative	3,171	2,573
Total operating expenses	7,128	5,748
Net gain on disposal of property and equipment	(6)	(17)
Income from operations	533	1,950
Other income (expense):
Interest expense	(232)	(38)
Other income, net	70	13
Total other expense, net	(162)	(25)
Income before income taxes	371	1,925
Income tax provision	140	851
Net income	$231	$1,074
Basic and fully diluted weighted-average shares outstanding	24,256	24,458
Basic and fully diluted earnings per share	$0.01	$0.04

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$231	$1,074
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	96	61
Comprehensive income	$327	$1,135

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net cash flows from operating activities:
Net income	$231	$1,074
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	1,641	1,453
Amortization of intangible assets	387	379
Amortization of loan fees	2	-
Loss on write-down of inventory	252	12
Provision for doubtful accounts	-	36
Net gain on disposal of property and equipment	(6)	(17)
Deferred rent	(5)	(3)
Provision for deferred income taxes	1	795
Net change in:
Accounts receivable	1,580	1,016
Inventory	1,669	628
Other current assets	61	(454)
Other non-current assets	142	7
Accounts payable and expense accruals	(4,626)	(3,816)
Customer deposits	144	138
Net cash provided by operating activities	1,473	1,248
Net cash flows from investing activities:
Acquisition of Seven Hills Winery	(7,320)
Purchase of investments available for sale	(1,250)	(250)
Redemptions of investments available for sale	1,000	500
Acquisition of property and equipment	(3,804)	(1,396)
Proceeds from disposals of property and equipment	7	23
Net cash used in investing activities	(11,367)	(1,123)
Net cash flows from financing activities:
Principal payments on loan agreements	(160)	-
Payment of loan fees	(1)	-
Repurchase of common stock	(880)	-
Net cash used in financing activities	(1,041)	-
Net (decrease) increase in cash and cash equivalents	(10,935)	125
Cash and cash equivalents - beginning of period	18,333	13,274
Cash and cash equivalents - end of period	$7,398	$13,399
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$120	$-
Income taxes	$-	$-
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$96	$61
Acquisition of property and equipment accrued but not yet paid	$115	$175

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.Background and Basis of Presentation

Background

Crimson Wine Group, Ltd. and its subsidiaries (collectively, “Crimson” or the “Company”) is a Delaware corporation that has been conducting business since 1991.  Crimson is in the business of producing and selling ultra-premium and luxury wines (i.e., wines that retail for $14 to $25 and over $25 per 750ml bottle, respectively).  Crimson is headquartered in Napa, California and through its subsidiaries owns four wineries:  Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards and Seghesio Family Vineyards.  In addition, Crimson owns Double Canyon Vineyards which owns land in the Horse Heaven Hills of Washington’s Columbia Valley.

On January 27, 2016, the Company entered into a purchase agreement pursuant to which it acquired, or has rights in, substantially all of the assets and certain liabilities with respect to Seven Hills Winery, located in Walla Walla, Washington.  Seven Hills has established a storied wine program with a strong history of accolades for both Merlot and Bordeaux-style red blends, and the acquisition of Seven Hills Winery provides a strategic opportunity for Crimson to expand its portfolio.

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2015, as filed with the SEC on Form 10-K (the “2015 Report”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The unaudited condensed consolidated balance sheet at December 31, 2015 was extracted from the audited annual financial statements and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2016.  See Note 3 to the 2015 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) subsequent to the filing of the 2015 Report that could have a material effect on Crimson’s financial statements. The following table also provides a brief description of recent accounting pronouncements adopted during the three months ended March 31, 2016:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards that are not yet adopted
Accounting Standard Update ("ASU") 2016-08, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance.  ASU 2016-08 amends the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer.

		January 1, 2018, early adoption is permitted for the Company beginning on January 1, 2017.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.
ASU 2016-10, Revenue from Contracts with Customers (Topic 606)	Amends certain aspects of ASU 2014-09 related to identifying performance obligations and licensing implementation.	January 1, 2018, early adoption is permitted for the Company beginning on January 1, 2017.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.
Standards that were adopted
ASU 2015-16, Business Combinations (Topic 805)

The standard eliminates the requirement for retrospective treatment of measurement-period adjustments in a business combination. Instead, a measurement-period adjustment will be recognized in the period in which the adjustment is determined.

		January 1, 2016	The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

2.Acquisition of Seven Hills Winery

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

The acquisition-date fair value of total consideration for the Seven Hills Winery acquisition was $7.9 million, consisting of $7.3 million in cash, which included  a working capital adjustment of $0.3 million, and $0.6 million of non-cash contingent consideration. The contingent consideration arrangement requires the Company to pay up to $0.8 million in future earn-out payments based on certain achievements of the acquired business over the 38 months following the closing of the acquisition.  The Company estimated the fair value of the contingent consideration at January 27, 2016 (the acquisition date) to be $0.6 million, using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement.  Changes to the estimated fair value of the contingent consideration at each reporting period shall be recorded in the Company’s consolidated income statement under the line item entitled ‘General and administrative expense’ as an operating expense.  The fair value of the contingent consideration as of March 31, 2016 was $0.6 million and during the three months ended March 31, 2016 the amount recognized in the unaudited condensed consolidated income statement related to the change in the estimated fair value of the contingent liability was immaterial.

The Seven Hills Winery acquisition was recorded during the first quarter of 2016 using the acquisition method of accounting as prescribed under ASC 805, Business Combinations. Accordingly, assets acquired and liabilities assumed were recorded at their fair values estimated by management as of January 27, 2016.  The Company is in the process of finalizing fair value measurements of certain assets; thus, the measurements are subject to change.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Accounts receivable	$232
Inventory	4,229
Property, plant and equipment	2,927
Intangible assets	600
Total assets	7,988
Accounts payable and accruals	201
Total liabilities	201
Net assets acquired	7,787
Goodwill	143
Total purchase price	$7,930

The fair value of accounts receivable acquired of $0.2 million is equal to the gross contractual amount due, as the Company expects all amounts to be collectible.

Adjustments to record the assets acquired and liabilities assumed at fair value include the recognition of $0.6 million of intangible assets as follows (in thousands, except estimated life information):

	Amount	Estimated Life
Tradename	$500	15 years
Distributor and customer relationships	100	10 years

As described in Note 11 “Business Segment Information,” based on the nature of the Company’s business, revenue generating assets are utilized across segments.  Therefore, goodwill recognized has not been allocated to any particular segment of the Company.

To date, the Company recognized $0.1 million of acquisition related costs that were expensed in the current period. These costs are included in the unaudited condensed consolidated income statement under the line item entitled ‘General and administrative expense.’ The Company’s results for the three months ended March 31, 2016 include the results of Seven Hills Winery for the period since the date of acquisition. The amount of revenue and net loss included in the Company’s unaudited condensed consolidated income statement from the acquisition date to the period ended March 31, 2016 was $0.5 million and $0.1 million, respectively.  Pro forma financial statements are not presented as they are not material to the Company’s overall financial statements.

3.Inventory

A summary of inventory at March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
Case wine	$28,924	$30,997
In-process wine	28,251	24,306
Packaging and bottling supplies	769	333
Total inventory	$57,944	$55,636

4.Property and Equipment

A summary of property and equipment at March 31, 2016 and December 31, 2015, and depreciation expense for the three months ended March 31, 2016 and 2015, is as follows (in thousands):

	Depreciable Lives
	(in years)	March 31, 2016	December 31, 2015
Land and improvements	N/A	$44,947	$41,573
Buildings and improvements	20-40	50,794	48,770
Vineyards and improvements	7-25	36,572	35,792
Winery and vineyard equipment	3-25	30,493	29,766
Caves	20-40	5,638	5,638
Vineyards under development	N/A	1,562	2,001
Construction in progress	N/A	413	195
Total		170,419	163,735
Accumulated depreciation and amortization		(53,580)	(52,100)
Property and equipment, net		$116,839	$111,635

		Three Months Ended March 31,
		2016	2015
Depreciation expense
Capitalized into inventory		1,269	1,185
Expensed to general and administrative		372	268
Total depreciation		$1,641	$1,453

5.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale.  Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within three years or less.

The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

March 31, 2016	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$10,000	$10,000	$26	$-	$10,026	$-	$10,026
Certificates of Deposit	15,750	15,750	45	(1)	-	15,794	15,794
Total	$25,750	$25,750	$71	$(1)	$10,026	$15,794	$25,820

December 31, 2015
U.S. Treasury Note	$10,000	$10,000	$-	$(45)	$9,955	$-	$9,955
Certificates of Deposit	15,500	15,500	4	(36)	-	15,468	15,468
Total	$25,500	$25,500	$4	$(81)	$9,955	$15,468	$25,423

The Company believes the gross unrealized losses as of March 31, 2016 are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2016 and December 31, 2015, other than the assets and liabilities related to the Seven Hills Winery acquisition (see Note 2), the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.    For short-term and long-term debt, the carrying amounts of such financial instruments approximate their fair values.  The Company has estimated the fair value of its short-term and long-term debt based upon Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at March 31, 2016 and December 31, 2015,  and amortization expense for the three months ended March 31, 2016 and 2015, is as follows is as follows (in thousands):

	Amortizable Lives (in years)	March 31, 2016	December 31, 2015
Brand, net of accumulated amortization of $4,982 and $4,717	15 - 17	$13,018	$12,783
Distributor relationships, net of accumulated amortization of $899 and $851	10 - 14	1,801	1,749
Customer relationships, net of accumulated amortization of $1,311 and $1,243	7	589	657
Legacy permits, net of accumulated amortization of $86 and $82	14	164	168
Trademark, net of accumulated amortization of $76 and $74	20	124	126
Total intangible assets, net		$15,696	$15,483
Other non-current assets		269	411
Total intangible and other non-current assets		$15,965	$15,894

		Three Months Ended March 31,
Amortization expense		2016	2015
Total amortization expense		$387	$379

The estimated aggregate future amortization as of March 31, 2016 is identified below (in thousands):

Years Remaining	Amortization
2016	$1,168
2017	1,557
2018	1,402
2019	1,286
2020	1,286
Thereafter	8,997
Total	$15,696

7.   Other Accrued Expenses

Other accrued expenses consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Depletion allowance	$811	$977
Production and farming	217	768
Sales and marketing	114	253
Professional fees	353	83
Contingent liability related to Seven Hills Winery	617	-
Accrued interest	226	114
Other accrued expenses	368	389
Total other accrued expenses	$2,706	$2,584

8.Debt

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

Term Loan

On November 10, 2015, Pine Ridge Winery, LLC (“Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “term loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the term loan will bear a fixed interest rate of 5.24% per annum.

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

The full $16.0 million was drawn at closing and the term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2016, $15.8 million in principal was outstanding, net of unamortized loan fees of $0.1 million.

The Company was in compliance with all debt covenants as of March 31, 2016.

9.Stockholders’ Equity

In March 2014, the Board of Directors of the Company authorized a share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the share repurchase program, any repurchased shares are constructively retired. During the three months ended March 31, 2016, the Company repurchased 76,710 shares which were constructively retired at an original repurchase cost of $0.6 million, and on February 29, 2016 the repurchase program was completed. Under the total program the Company repurchased 228,522 shares which were constructively retired at an original repurchase cost of $2.0 million.

In March 2016, the Board of Directors of the Company authorized a second share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the share repurchase program, any repurchased shares are constructively retired. During the three months ended and as of March 31, 2016, the Company repurchased 30,404 shares which were constructively retired at an original repurchase cost of $0.3 million.  Through May 6, 2016, the Company had repurchased 68,372 shares which were constructively retired at an original repurchase price of $0.6 million.

10.Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were 37.7% and 44.2%, respectively. The consolidated income tax expense for the three months ended March 31, 2016, and 2015, was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2016 and 2015, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to foreign income taxes, state income taxes and the effect of certain permanent differences.

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at March 31, 2016 and December 31, 2015.

11.Business Segment Information

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the three months ended March 31, 2016 and 2015, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$9,943	$8,373	$4,693	$4,740	$918	$604	$15,554	$13,717
Cost of sales	5,591	4,270	1,430	1,361	878	405	7,899	6,036
Gross profit	4,352	4,103	3,263	3,379	40	199	7,655	7,681
Operating expenses:
Sales and marketing	1,673	1,396	1,442	1,131	842	648	3,957	3,175
General and administrative	-	-	-	-	3,171	2,573	3,171	2,573
Total operating expenses	1,673	1,396	1,442	1,131	4,013	3,221	7,128	5,748
Net gain on disposal of property and equipment	-	-	-	-	(6)	(17)	(6)	(17)
Income (loss) from operations	$2,679	$2,707	$1,821	$2,248	$(3,967)	$(3,005)	$533	$1,950

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Company’s audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K as filed with the SEC (“the 2015 Report”).

Quantities or results referred to as “current quarter,” “current period” and “current three-month period” refer to the three months ended March 31, 2016.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect our actual results include but are not limited to the following: worsening economic conditions causing a decline in estimated future cash flows; our dependence on certain key personnel; significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees; various diseases, pests and weather conditions affecting the quality and quantity of grapes; our inability to grow or acquire enough fruit for our wines; significant competition adversely affecting our profitability; competition for shelf space in retail stores and for marketing focus by our independent distributors; the contamination of our wines; a reduction in consumer demand for our wines; a decrease in wine score rating by important rating organizations; climate change, or legal, regulatory or market measures to address climate change, negatively affecting our business, operations or financial performance, and water scarcity or poor quality negatively impacting our production costs and capacity, including the continuation or worsening of the drought in California; environmental issues or hazardous substances on our properties resulting in us incurring significant liabilities; indebtedness we may incur materially affecting our financial health; changes in laws and government regulations or in the implementation and/or enforcement of government rules and regulations increasing our costs or restricting our ability to sell our products into certain markets; our inability to insure certain risks economically; being subject to litigation which may have a significant adverse effect on our consolidated financial condition or results of operations; not paying dividends currently or in the future; impairment of our intangible assets; the limited market for our common stock because our stock is not listed on any securities exchange; volatility in our common stock price; future sales of our common stock depressing the market price of our stock; public company compliance costs; loss of our status as an emerging growth company; restrictions on our ability to enter into certain transactions that could jeopardize our tax free spin-off from Leucadia; and the significant influence of certain principal stockholders.  For additional information see Part I, Item 1A. Risk Factors in the 2015 Report.

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

Cost of sales includes grape and bulk wine costs, whether purchased or produced from the Company’s controlled vineyards, crush costs, winemaking and processing costs, bottling and packaging, warehousing and shipping and handling costs. For the Company controlled vineyard produced grapes, grape costs include annual farming labor costs, harvest costs and depreciation of vineyard assets. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months. Reductions to the carrying value of inventories are also included in costs of sales.

At March 31, 2016, wine inventory includes approximately 0.8 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in the 2015 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing.  We anticipate similar trends in the future.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Sales

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Wholesale	$9,943	$8,373	$1,570	19%
Direct to consumer	4,693	4,740	(47)	-1%
Other	918	604	314	52%
Total net sales	$15,554	$13,717	$1,837	13%

Wholesale net sales increased $1.6 million, or 19%, in 2016 as compared to 2015. The increase in the current year was driven by domestic volume growth of 25%  in anticipation of second quarter price increases for certain products,  partially offset by a temporary mix shift of lower priced products including the close out of one lower priced wine and a decrease in export volume of 16.2%.

Direct to consumer net sales remained relatively flat year over year.  In the current period, tasting room and e-commerce combined net sales increased $0.4 million, $0.2 million of which related to Seven Hills Winery, partially offset by a decrease in wine club net sales of $0.4 million due to a temporary shift in product mix.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall increase of $0.3 million, or 52%, in 2016 as compared to 2015. The year over year increase was primarily driven by a higher volume of lower priced bulk wine sales.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Wholesale	$4,352	$4,103	$249	6%
Wholesale gross margin percentage	44%	49%
Direct to consumer	3,263	3,379	(116)	-3%
Direct to consumer gross margin percentage	70%	71%
Other	40	199	(159)	-80%
Total gross profit	$7,655	$7,681	$(26)	-0.3%

Wholesale gross profit increased $0.2 million, or 6%, in 2016 as compared to 2015.  Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased approximately 523 basis points in the current period which was driven primarily by a  temporary mix of lower margin products including the close out of one lower priced and lower margin wine and the transition to new vintage products that carry a higher average cost.  With planned price increases in the second quarter for certain products, we believe margins will improve.

Direct to consumer gross profit decreased $0.1 million, or 3%, in 2016 as compared to 2015. Gross margin percentage decreased approximately 176 basis points in the current period, which was driven primarily by an overall temporary mix of lower margin products and expected lower margins on the inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.  We anticipate higher margins on Seven Hills Winery products as we sell through the inventory associated with the acquisition.

Other gross profit includes bulk wine and grape sales, event fees, non-wine retail sales and inventory write-downs which reflected an overall decrease of $0.2 million, or 80%, in 2016 as compared to 2015. The overall decrease was primarily driven by inventory write-downs partially offset by higher margins recognized on bulk wine sales.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Increase	% change
Sales and marketing	$3,957	$3,175	$782	25%
General and administrative	3,171	2,573	598	23%
Total operating expenses	$7,128	$5,748	$1,380	24%

Sales and marketing expenses increased $0.8 million, or 25%, in 2016  as compared to the same period in 2015. The increase was primarily to support growth, partially due to the addition of the Estates Wine Room in December 2015 and the acquisition of Seven Hills Winery in January 2016, which resulted in higher compensation costs, increased promotional and marketing related expense and increased travel expenses. These increases were partially offset by an overall decrease in discounts and incentives.

General and administrative expenses increased $0.6 million, or 23%, in 2016 as compared to the same period in 2015.  The increase was primarily driven by operating expenses and acquisition related professional fees associated with Seven Hills Winery, increased salaries to manage growth, increased outside services, depreciation of leasehold improvements and depreciation and other costs associated with technology enhancements to support planned business growth.  These increases were partially offset by a decrease in repairs and maintenance.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Increase	% change
Interest expense	$(232)	$(38)	$194	511%
Other income, net	70	13	57	438%
Total	$(162)	$(25)	$251	1004%

Interest expense increased $0.2 million, or 511%, in 2016 as compared to 2015.  The increase relates to interest expense incurred on the term loan entered into with American AG Credit during November 2015.

Other income increased $0.1 million, or 438%, in 2016 as compared to 2015.  The overall increase in other income relates to an increase in interest income and rental income.

Income Tax Provision

The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were 37.7% and 44.2%, respectively. The effective tax rate for the first quarter of 2016 decreased compared to the first quarter of 2015 primarily due to the benefit from the domestic production activities deduction.

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

The full $16.0 million was drawn at closing and the term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2016, $15.8 million in principal was outstanding, net of unamortized loan fees of $0.1 million.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2016 and 2015 (in thousands):

Cash provided by (used in):	2016	2015
Operating activities	$1,473	$1,248
Investing activities	(11,367)	(1,123)
Financing activities	(1,041)	-

Cash provided by operating activities

Net cash provided by operating activities was $1.5 million in 2016, consisting primarily of $0.2 million of net income adjusted for non-cash items such as $2.0 million of depreciation and amortization and $1.0 million of net cash outflow related to changes in operating assets and liabilities.    The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals partially offset by a decrease in inventory, excluding inventory acquired in the Seven Hills Winery acquisition, and accounts receivable.

Net cash provided by operating activities was $1.2 million in 2015, consisting primarily of $1.1 million of net income adjusted for non-cash items such as $1.8 million of depreciation and amortization, $0.8 million of deferred income tax provision and $2.5 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals partially offset by a decrease in inventory and accounts receivable.

Cash used in investing activities

Net cash used in investing activities was $11.4 million in 2016, consisting primarily of $7.3 million of cash paid in the acquisition of Seven Hills Winery, capital expenditures of $3.8 million and net purchases and redemptions of available for sale investments of $0.3 million.  The increase in capital expenditures primarily relates to $3.0 million in strategic land acquisitions.  The Company expects to spend approximately $6.9 million in the remainder of 2016 for capital expenditures.  We expect to use our available cash and cash flows generated from operating activities to fund capital expenditures.

Net cash used in investing activities was $1.1 million in 2015, consisting primarily of capital expenditures of $1.4 million partially offset by net purchases and redemptions of available for sale investments of $0.3 million.

Cash used in financing activities

Net cash used in financing activities in 2016 was $1.0 million, which reflects the repurchase of shares of our common stock at a repurchase price of $0.9 million and principal payments on our term loan of $0.2 million.

Share Repurchases

In March 2014, the Board of Directors of the Company authorized a share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the share repurchase program, any repurchased shares are constructively retired. During the three months ended March 31, 2016, the Company repurchased 76,710 shares which were constructively retired at an original repurchase cost of $0.6 million, and on February 29, 2016 the repurchase program was completed (See Part II, Item 2 in this Report). Under the total program the Company repurchased 228,522 shares which were constructively retired at an original repurchase cost of $2.0 million.

In March 2016, the Board of Directors of the Company authorized a second share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the share repurchase program, any repurchased shares are constructively retired. During the three months ended and as of March 31, 2016, the Company repurchased 30,404 shares which were constructively retired at an original repurchase cost of $0.3 million (See Part II, Item 2 in this Report). Through May 6, 2016, the Company had repurchased 68,372 shares which were constructively retired at an original repurchase price of $0.6 million.

Commitments & Contingencies

There have been no significant changes to our contractual obligations table as disclosed in the 2015 Report.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2015 Report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Crimson does not currently have any exposure to financial market risk.  Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and a term loan. The revolving credit facility had no outstanding balance as of March 31, 2016, and has interest at floating rates on borrowings.  The term loan had $15.8 million outstanding at March 31, 2016, and is a fixed-rate debt, and therefore is not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Report, which could materially affect our business, results of operations or financial condition.  The risks described in our 2015 Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program, on a trade date basis, for the three months ended March 31, 2016, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans (millions)(1)
January 1-31, 2016	34,444	$8.25	186,256	$1.7
February 1-29, 2016	42,266	8.00	228,522	-
March 1-31, 2016	30,404	8.47	30,404	1.7
Total	107,114

(1)

In March 2014, the Board of Directors of the Company authorized a share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock. The share repurchase program expires on the earlier of September 1, 2017 or the date that the aggregate purchase price of all shares repurchased reaches $2.0 million.  On February 29, 2016 the repurchase program was completed.  In March 2016, the Board of Directors of the Company authorized a second share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock. The share repurchase program expires on the earlier of March 1, 2017 or the date that the aggregate purchase price of all shares repurchased reaches $2.0 million.  Under both share repurchase programs, any repurchased shares are constructively retired.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
10.1	Asset Purchase Agreement, dated January 27, 2016, by and between Crimson Wine Group, Ltd. and Seven Hills Winery, LLC (incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 15, 2016).
10.2

Severance Agreement and General Release of All Claims, dated February 16, 2016, between Crimson Wine Group, Ltd. and Natasha Hayes (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on March 8, 2016).

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
101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date: May 9, 2016	By:	/s/ Shannon McLaren
Shannon McLaren
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
10.1	Asset Purchase Agreement, dated January 27, 2016, by and between Crimson Wine Group, Ltd. and Seven Hills Winery, LLC (incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 15, 2016).
10.2

Severance Agreement and General Release of All Claims, dated February 16, 2016, between Crimson Wine Group, Ltd. and Natasha Hayes (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on March 8, 2016).

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
101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.