Form 10-Q
period 2016-06-30
Crimson Wine Group, Ltd
filed 2016-08-09
CIK 1562151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On August 5, 2016 there were 24,093,064 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)
	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$10,164	$18,333
Investments available for sale	23,861	25,423
Accounts receivable, net	4,456	6,121
Inventory	57,724	55,636
Other current assets	1,400	1,851
Total current assets	97,605	107,364
Property and equipment, net	117,319	111,635
Goodwill	1,196	1,053
Intangible assets and other non-current assets	15,569	15,894
Total non-current assets	134,084	128,582
Total assets	$231,689	$235,946
Liabilities
Current liabilities:
Accounts payable	$1,202	$3,936
Accrued compensation related expenses	1,903	2,504
Other accrued expenses	2,162	2,584
Customer deposits	547	385
Current portion of long-term debt, net of unamortized loan fees	633	633
Total current liabilities	6,447	10,042
Long-term debt, net of current portion and unamortized loan fees	14,965	15,282
Deferred rent, non-current	107	120
Deferred tax liability	4,039	3,642
Total non-current liabilities	19,111	19,044
Total liabilities	25,558	29,086
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 24,115,807
and 24,306,556 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	241	243
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive income (loss)	75	(47)
Accumulated deficit	(71,705)	(70,856)
Total equity	206,131	206,860
Total liabilities and equity	$231,689	$235,946

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$15,235	$14,791	$30,789	$28,508
Cost of sales	7,669	6,702	15,568	12,738
Gross profit	7,566	8,089	15,221	15,770
Operating expenses:
Sales and marketing	3,878	3,398	7,835	6,573
General and administrative	2,624	2,618	5,795	5,191
Total operating expenses	6,502	6,016	13,630	11,764
Net loss (gain) on disposal of property and equipment	28	(83)	22	(100)
Income from operations	1,036	2,156	1,569	4,106
Other income (expense):
Interest expense	(214)	(38)	(446)	(76)
Other income, net	101	181	171	194
Total other income (expense), net	(113)	143	(275)	118
Income before income taxes	923	2,299	1,294	4,224
Income tax provision	409	757	549	1,608
Net income	$514	$1,542	$745	$2,616
Basic and fully diluted weighted-average shares outstanding	24,155	24,458	24,205	24,458
Basic and fully diluted earnings per share	$0.02	$0.06	$0.03	$0.11

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$514	$1,542	$745	$2,616
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of tax	26	(8)	122	53
Comprehensive income	$540	$1,534	$867	$2,669

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Net cash flows from operating activities:
Net income	$745	$2,616
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	3,323	2,910
Amortization of intangible assets	778	757
Amortization of loan fees	3	-
Loss on write-down of inventory	314	180
Provision for doubtful accounts	-	17
Net loss (gain) on disposal of property and equipment	22	(100)
Deferred rent	(9)	(1)
Provision for deferred income taxes	331	1,064
Net change in operating assets and liabilities:
Accounts receivable	1,897	1,531
Inventory	1,827	(829)
Other current assets	451	(119)
Other non-current assets	147	12
Accounts payable and expense accruals	(4,636)	(2,712)
Customer deposits	162	142
Net cash provided by operating activities	5,355	5,468
Net cash flows from investing activities:
Acquisition of Seven Hills Winery	(7,320)	-
Purchase of investments available for sale	(3,000)	(1,750)
Redemptions of investments available for sale	4,750	2,500
Acquisition of property and equipment	(6,066)	(3,629)
Proceeds from disposals of property and equipment	28	106
Net cash used in investing activities	(11,608)	(2,773)
Net cash flows from financing activities:
Principal payments on long-term debt	(320)	-
Repurchase of common stock	(1,596)	-
Net cash used in financing activities	(1,916)	-
Net (decrease) increase in cash and cash equivalents	(8,169)	2,695
Cash and cash equivalents - beginning of period	18,333	13,274
Cash and cash equivalents - end of period	$10,164	$15,969
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$372	$76
Income taxes	$-	$569
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$122	$53
Acquisition of property and equipment accrued but not yet paid	$406	$886

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.Background and Basis of Presentation

Background

Crimson Wine Group, Ltd. and its subsidiaries (collectively, “Crimson” or the “Company”) is a Delaware corporation that has been conducting business since 1991.  Crimson is in the business of producing and selling ultra-premium and luxury wines (i.e., wines that retail for $14 to $25 and over $25 per 750ml bottle, respectively).  Crimson is headquartered in Napa, California and through its subsidiaries owns six wineries:  Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards,  Seghesio Family Vineyards, Double Canyon Vineyards and Seven Hills Winery.

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

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2016.  See Note 3 to the 2015 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) subsequent to the filing of the 2015 Report that could have a material effect on Crimson’s financial statements. The following table also provides a brief description of recent accounting pronouncements adopted during the six months ended June 30, 2016:

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

		January 1, 2016.	The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
ASU 2015-05, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40)

Cloud computing arrangements represent the delivery of hosted services over the internet which includes software, platforms, infrastructure and other hosting arrangements. The ASU provides criteria to determine whether the cloud computing arrangement includes a software license. A software license can include customized development, maintenance, hosting and other related costs. If the criteria are met, the customer will capitalize the fee attributable to the software license portion of the arrangement as internal-use software. If the arrangement does not include a software license, it should be treated as a service contract.

		January 1, 2016.	The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The acquisition-date fair value of total consideration for the Seven Hills Winery acquisition was $7.9 million, consisting of $7.3 million in cash, which included  a working capital adjustment of $0.3 million, and $0.6 million of non-cash contingent consideration. The contingent consideration arrangement requires the Company to pay up to $0.8 million in future earn-out payments based on certain achievements of the acquired business over the 38 months following the closing of the acquisition.  The Company estimated the fair value of the contingent consideration at January 27, 2016 (the acquisition date) to be $0.6 million, using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement.  Changes to the estimated fair value of the contingent consideration at each reporting period shall be recorded in the Company’s consolidated income statement under the line item entitled ‘General and administrative expense’ as an operating expense.  The fair value of the contingent consideration as of June 30, 2016 was $0.6 million and during the three and six months ended June 30, 2016 the amounts recognized in the unaudited condensed consolidated income statements related to the changes in the estimated fair value of the contingent liability were immaterial.

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

	Amount	Estimated Life
Brand	$500	15 years
Distributor relationships	100	10 years
Total	$600

As described in Note 11 “Business Segment Information,” based on the nature of the Company’s business, revenue generating assets are utilized across segments.  Therefore, goodwill recognized has not been allocated to any particular segment of the Company.

The Company recognized $0.1 million and $0.2 million of acquisition related costs during the three and six months ended June 30, 2016, respectively. These costs are included in the unaudited condensed consolidated income statements under the line item entitled ‘General and administrative expense.’ The Company’s results for the three and six months ended June 30, 2016 include the results of Seven Hills Winery for the period since the date of acquisition. The amount of revenue and net loss included in the Company’s unaudited condensed consolidated income statements for the three months ended June 30, 2016 were $0.4 million and $0.1 million, respectively, and for the six months ended June 30, 2016 were $0.9 million and $0.2 million, respectively. Pro forma financial statements are not presented as they are not material to the Company’s overall consolidated financial statements.

3.Inventory

A summary of inventory at June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
Case wine	$32,468	$30,997
In-process wine	24,481	24,306
Packaging and bottling supplies	775	333
Total inventory	$57,724	$55,636

4.Property and Equipment

A summary of property and equipment at June 30, 2016 and December 31, 2015, and depreciation expense for the six months ended June 30, 2016 and 2015, is as follows (in thousands):

	Depreciable Lives
	(in years)	June 30, 2016	December 31, 2015
Land and improvements	N/A	$45,051	$41,573
Buildings and improvements	20-40	50,993	48,770
Vineyards and improvements	7-25	35,779	35,792
Winery and vineyard equipment	3-25	30,808	29,766
Caves	20-40	5,639	5,638
Vineyards under development	N/A	2,150	2,001
Construction in progress	N/A	1,280	195
Total		171,700	163,735
Accumulated depreciation and amortization		(54,381)	(52,100)
Property and equipment, net		$117,319	$111,635

		Six Months Ended June 30,
		2016	2015
Depreciation expense
Capitalized into inventory		2,531	2,372
Expensed to general and administrative		792	538
Total depreciation		$3,323	$2,910

5.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale.  Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within three years or less.

The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

June 30, 2016	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$10,000	$10,000	$45	$-	$10,045	$-	$10,045
Certificates of Deposit	13,750	13,750	66	-	-	13,816	13,816
Total	$23,750	$23,750	$111	$-	$10,045	$13,816	$23,861

December 31, 2015	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$10,000	$10,000	$-	$(45)	$9,955	$-	$9,955
Certificates of Deposit	15,500	15,500	4	(36)	-	15,468	15,468
Total	$25,500	$25,500	$4	$(81)	$9,955	$15,468	$25,423

As of June 30, 2016 and December 31, 2015, other than the assets and liabilities related to the Seven Hills Winery acquisition (see Note 2), the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.  For short-term and long-term debt, the carrying amounts of such financial instruments approximate their fair values.  The Company has estimated the fair value of its short-term and long-term debt based upon Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at June 30, 2016 and December 31, 2015, and amortization expense for the six months ended June 30, 2016 and 2015, is as follows (in thousands):

	Amortizable Lives (in years)	June 30, 2016	December 31, 2015
Brand, net of accumulated amortization of $5,248 and $4,717	15 - 17	$12,753	$12,783
Distributor relationships, net of accumulated amortization of $948 and $851	10 - 14	1,752	1,749
Customer relationships, net of accumulated amortization of $1,380 and $1,243	7	520	657
Legacy permits, net of accumulated amortization of $91 and $82	14	159	168
Trademark, net of accumulated amortization of $78 and $74	20	122	126
Total intangible assets, net		$15,306	$15,483
Other non-current assets		263	411
Total intangible and other non-current assets		$15,569	$15,894

		Six Months Ended June 30,
Amortization expense		2016	2015
Total amortization expense		$778	$757

The estimated aggregate future amortization as of June 30, 2016 is identified below (in thousands):

Years Remaining	Amortization
2016	$778
2017	1,557
2018	1,402
2019	1,286
2020	1,286
Thereafter	8,997
Total	$15,306

7.   Other Accrued Expenses

Other accrued expenses consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Depletion allowance	$621	$977
Production and farming	228	768
Sales and marketing	58	253
Professional fees	69	83
Contingent liability related to Seven Hills Winery	632	-
Accrued interest	201	114
Other accrued expenses	353	389
Total other accrued expenses	$2,162	$2,584

8.Debt

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10.0 million of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50.0 million in the aggregate for a fifteen year term.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  No amounts have been borrowed under the revolving credit facility to date.

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

The full $16.0 million was drawn at closing and the term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2016, $15.6 million in principal was outstanding, net of unamortized loan fees of $0.1 million.

The Company was in compliance with all debt covenants as of June 30, 2016.

9.Stockholders’ Equity

In March 2014, the Board of Directors of the Company authorized a share repurchase program (the “2014 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2014 Repurchase Program, any repurchased shares are constructively retired. During the six months ended June 30, 2016, the Company repurchased 76,710 shares under the 2014 Repurchase Program which were constructively retired at an original repurchase cost of $0.6 million, and on February 29, 2016 the 2014 Repurchase Program was completed. Under the total 2014 Repurchase Program the Company repurchased 228,522 shares which were constructively retired at an original repurchase cost of $2.0 million.

In March 2016, the Board of Directors of the Company authorized a second share repurchase program (the “2016 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2016 Repurchase Program, any repurchased shares are constructively retired. During the six months ended and as of June 30, 2016, the Company repurchased 114,039 shares under the 2016 Repurchase Program which were constructively retired at an original repurchase cost of $1.0 million.  Through August 5, 2016, the Company had repurchased 136,782 shares under the 2016 Repurchase Program which were constructively retired at an original repurchase price of $1.2 million.

10.Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2016 and 2015 were 44.3% and 32.9%, respectively. The Company’s effective tax rates for the six months ended June 30, 2016 and 2015 were 42.4% and 38.1%, respectively. The consolidated income tax expense for the three and six months ended June 30, 2016 and 2015 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2016 and 2015, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state taxes and permanent items, which primarily consist of meals and entertainment and the domestic production activity deduction.

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at June 30, 2016 and December 31, 2015.

11.Business Segment Information

The Company has identified two operating segments which are reportable segments for financial statement reporting purposes, Wholesale Sales and Direct to Consumer Sales, based upon their different distribution channels, margins and selling strategies.  Wholesale Sales includes all sales through a third party where prices are given at a wholesale rate whereas Direct to Consumer Sales includes retail sales in the tasting room, remote sites and on-site events, Wine Club sales and other sales made directly to the consumer without the use of an intermediary.

The two segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are allocated accordingly. However, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income information for the respective segments is not available.  Based on the nature of the Company’s business, revenue generating assets are utilized across segments.  Therefore, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated.

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$8,626	$8,574	$5,514	$5,576	$1,095	$641	$15,235	$14,791
Cost of sales	4,797	4,336	1,682	1,517	1,190	849	7,669	6,702
Gross profit (loss)	3,829	4,238	3,832	4,059	(95)	(208)	7,566	8,089
Operating expenses:
Sales and marketing	1,522	1,390	1,534	1,487	822	521	3,878	3,398
General and administrative	-	-	-	-	2,624	2,618	2,624	2,618
Total operating expenses	1,522	1,390	1,534	1,487	3,446	3,139	6,502	6,016
Net loss (gain) on disposal of property and equipment	-	-	-	-	28	(83)	28	(83)
Income (loss) from operations	$2,307	$2,848	$2,298	$2,572	$(3,569)	$(3,264)	$1,036	$2,156

	Six Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$18,569	$16,947	$10,207	$10,316	$2,013	$1,245	$30,789	$28,508
Cost of sales	10,388	8,606	3,112	2,878	2,068	1,254	15,568	12,738
Gross profit (loss)	8,181	8,341	7,095	7,438	(55)	(9)	15,221	15,770
Operating expenses:
Sales and marketing	3,195	2,787	2,976	2,867	1,664	919	7,835	6,573
General and administrative	-	-	-	-	5,795	5,191	5,795	5,191
Total operating expenses	3,195	2,787	2,976	2,867	7,459	6,110	13,630	11,764
Net loss (gain) on disposal of property and equipment	-	-	-	-	22	(100)	22	(100)
Income (loss) from operations	$4,986	$5,554	$4,119	$4,571	$(7,536)	$(6,019)	$1,569	$4,106

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Company’s audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K as filed with the SEC (the “2015 Report”).

Quantities or results referred to as “current quarter” and “current six-month period” refer to the three and six months ended June  30, 2016, respectively.

Cautionary Statement for Forward-Looking Information

This MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, that include results of Crimson Wine Group, Ltd. and all its subsidiaries further collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with GAAP for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and our management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements.

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect our actual results include but are not limited to the following: worsening economic conditions causing a decline in estimated future cash flows; our dependence on certain key personnel; significant increases in operating costs and reduced profitability due to competition for skilled management and staff employees; various diseases, pests and weather conditions affecting the quality and quantity of grapes; our inability to grow or acquire enough fruit for our wines; significant competition adversely affecting our profitability; competition for shelf space in retail stores and for marketing focus by our independent distributors; the contamination of our wines; a reduction in consumer demand for our wines; a decrease in wine score rating by important rating organizations; climate change, or legal, regulatory or market measures to address climate change, negatively affecting our business, operations or financial performance, and water scarcity or poor quality negatively impacting our production costs and capacity, including the continuation or worsening of the drought in California; environmental issues or hazardous substances on our properties resulting in us incurring significant liabilities; indebtedness we may incur materially affecting our financial health; changes in laws and government regulations or in the implementation and/or enforcement of government rules and regulations increasing our costs or restricting our ability to sell our products into certain markets; our inability to insure certain risks economically; being subject to litigation which may have a significant adverse effect on our consolidated financial condition or results of operations; not paying dividends currently or in the future; impairment of our intangible assets; the limited market for our common stock because our stock is not listed on any securities exchange; volatility in our common stock price; future sales of our common stock depressing the market price of our stock; public company compliance costs; loss of our status as an emerging growth company; restrictions on our ability to enter into certain transactions that could jeopardize our tax free spin-off from Leucadia National Corporation; and the significant influence of certain principal stockholders.  For additional information see Part I, Item 1A. Risk Factors in the 2015 Report.

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

At June 30, 2016, wine inventory includes approximately 0.6 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Sales

	Three Months Ended June 30,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Wholesale	$8,626	$8,574	$52	1%
Direct to consumer	5,514	5,576	(62)	-1%
Other	1,095	641	454	71%
Total net sales	$15,235	$14,791	$444	3%

Wholesale net sales increased $0.1 million, or 1%, in the current quarter as compared to the same period in 2015. The increase in the current quarter was driven by export volume growth of 58% and decreased price support, partially offset by a decrease in domestic volume of 4% which was anticipated due to planned second quarter price increases for certain products and a temporary shift in product mix to lower priced products.

Direct to consumer net sales decreased $0.1 million, or 1%, in the current quarter as compared to the same period in 2015.  In the current quarter tasting room net sales increased $0.3 million offset by a decrease in wine club net sales of $0.3 million, due to a temporary shift in product mix, and a decrease in e-commerce net sales of $0.1 million.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall increase of $0.5 million, or 71%, in the current quarter as compared to the same period in 2015. The year over year increase was primarily driven by a higher volume of higher priced bulk wine sales.

Gross Profit

	Three Months Ended June 30,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Wholesale	$3,829	$4,238	$(409)	-10%
Wholesale gross margin percentage	44%	49%
Direct to consumer	3,832	4,059	(227)	-6%
Direct to consumer gross margin percentage	69%	73%
Other	(95)	(208)	113	54%
Total gross profit	$7,566	$8,089	$(523)	-6%

Wholesale gross profit decreased $0.4 million, or 10%, in the current quarter as compared to the same period in 2015.  Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased approximately 504 basis points in the current quarter, which was driven primarily by a  temporary shift in product mix to lower margin products. Planned price increases on certain products,  as well as improved mix of higher margin products, are expected to improve margins in the second half of the year.

Direct to consumer gross profit decreased $0.2 million, or 6%, in the current quarter as compared to the same period in 2015. Gross margin percentage decreased approximately 330 basis points in the current period, which was driven primarily by an overall expected temporary shift in product mix to lower margin products and expected lower margins on the inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.  We anticipate higher margins in the second half of the year when the mix of our wine clubs shifts to the higher value and margin items.

Other gross profit includes bulk wine and grape sales, event fees, non-wine retail sales and inventory write-downs which reflected an overall increase of $0.1 million, or 54%, in the current quarter as compared to the same period in 2015. The overall increase was primarily driven by lower inventory write-downs and higher margins recognized on non-wine retail sales, partially offset by  an increased loss on higher volume bulk wine sales.

Operating Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2016	2015	Increase	% change
Sales and marketing	$3,878	$3,398	$480	14%
General and administrative	2,624	2,618	6	0%
Total operating expenses	$6,502	$6,016	$486	8%

Sales and marketing expenses increased $0.5 million, or 14%, in the current quarter as compared to the same period in 2015. The increase was primarily to support growth, partially due to the addition of the Estates Wine Room in December 2015 and the acquisition of Seven Hills Winery in January 2016, which resulted in higher compensation costs and increased contract services, office related expenses and marketing costs.

General and administrative expenses remained relatively flat in the current quarter as compared to the same period in 2015.  The current quarter had increases in operating expenses associated with Seven Hills Winery, contract services, depreciation of leasehold improvements and depreciation and other costs associated with technology enhancements to support planned business growth.  These increases were offset by decreases due to several other general and administrative items.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Interest expense	$(214)	$(38)	$176	463%
Other income, net	101	181	(80)	-44%
Total	$(113)	$143	$256	-179%

Interest expense increased $0.2 million, or 463%, in the current quarter as compared to the same period in 2015.  The increase relates to interest expense incurred on the term loan entered into with American AG Credit during November 2015.

Other income decreased $0.1 million, or 44%, in the current quarter as compared to the same period in 2015.  The overall decrease in other income relates to one-time income of $0.1 million, recognized during the three months ended June 30, 2015,  associated with a vineyard lease.

Income Tax Provision

The Company’s effective tax rates for the three months ended June 30, 2016 and 2015 were 44.3% and 32.9%, respectively. The effective tax rate for the second quarter of 2016 increased compared to the same period in 2015 primarily due to a reduction in the benefit from the domestic production activities deduction.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net Sales

	Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Wholesale	$18,569	$16,947	$1,622	10%
Direct to consumer	10,207	10,316	(109)	-1%
Other	2,013	1,245	768	62%
Total net sales	$30,789	$28,508	$2,281	8%

Wholesale net sales increased $1.6 million, or 10%, in the current six-month period as compared to the same period in 2015. The increase in the current year was driven by export volume growth of 16%  and domestic volume growth of 11%,  partially offset by a temporary shift in product mix to lower priced products.

Direct to consumer net sales decreased $0.1 million, or 1%, in the current six-month period as compared to the same period in 2015.  In the current six-month period, tasting room and e-commerce combined net sales increased $0.6 million, offset by a decrease in wine club net sales of $0.6 million due to a temporary shift in product mix.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall increase of $0.8 million, or 62%, in the current six-month period as compared to the same period in 2015. The year over year increase was primarily driven by a higher volume of higher priced bulk wine sales.

Gross Profit

	Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	Decrease	% change
Wholesale	$8,181	$8,341	$(160)	-2%
Wholesale gross margin percentage	44%	49%
Direct to consumer	7,095	7,438	(343)	-5%
Direct to consumer gross margin percentage	70%	72%
Other	(55)	(9)	(46)	-511%
Total gross profit	$15,221	$15,770	$(549)	-3%

Wholesale gross profit decreased $0.2 million, or 2%, in the current six-month period as compared to the same period in 2015.  Gross margin percentage decreased approximately 516 basis points in the current quarter, which was driven primarily by a temporary shift in product mix to lower margin products including the close out of one lower priced and lower margin wine.  Planned price increases on certain products,  as well as improved mix of higher margin products, are expected to improve margins in the second half of the year.

Direct to consumer gross profit decreased $0.3 million, or 5%, in the current six-month period as compared to the same period in 2015. Gross margin percentage decreased approximately 259 basis points in the current period, which was driven primarily by an overall temporary shift in product mix to lower margin products and expected lower margins on the inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.  We anticipate higher margins in the second half of the year when the mix of our wine clubs shifts to the higher value and margin items.

Other gross profit includes bulk wine and grape sales, event fees, non-wine retail sales and inventory write-downs which reflected an overall decrease of less than $0.1 million or 511%, in the current six-month period as compared to the same period in 2015. The overall decrease was primarily driven by higher inventory write-downs partially offset by higher margins recognized on non-wine retail sales.

Operating Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	Increase	% change
Sales and marketing	$7,835	$6,573	$1,262	19%
General and administrative	5,795	5,191	604	12%
Total operating expenses	$13,630	$11,764	$1,866	16%

Sales and marketing expenses increased $1.3 million, or 19%, in the current six-month period as compared to the same period in 2015. The increase was primarily to support growth, partially due to the addition of the Estates Wine Room in December 2015 and the acquisition of Seven Hills Winery in January 2016, which resulted in higher compensation costs, increased travel expenses, increased professional fees and increased contract services. These increases were partially offset by an overall decrease in public relations special programs and design services.

General and administrative expenses increased $0.6 million, or 12%, in the current six-month period as compared to the same period in 2015.  The increase was primarily driven by operating expenses and one-time acquisition related professional fees associated with Seven Hills Winery, increased outside services, depreciation of leasehold improvements, depreciation and other costs associated with technology enhancements to support planned business growth and increased salaries.  These increases were partially offset by  a  decrease in recruiting fees and several other general and administrative items.

Other Income (Expense)

	Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Interest expense	$(446)	$(76)	$370	487%
Other income, net	171	194	(23)	-12%
Total	$(275)	$118	$393	-333%

Interest expense increased $0.4 million, or 487%, in the current six-month period as compared to the same period in 2015.  The increase relates to interest expense incurred on the term loan entered into with American AG Credit during November 2015.

Other income, net remained relatively flat year over year, and is primarily comprised of interest income and rental property income.

Income Tax Provision

The Company’s effective annual tax rates for the six months ended June 30, 2016 and 2015 were 42.4% and 38.1%, respectively. The effective tax rate for the first half of 2016 increased compared to the first half of 2015 primarily due to a reduction in the benefit from the domestic production activities deduction.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash, funds generated from operations and its revolving credit facility. The Company’s primary cash needs are to fund working capital requirements and capital expenditures.

Credit Facilities

In March 2013, Crimson entered into a $60.0 million revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets. The revolving credit facility is for up to $10.0 million of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50.0 million in the aggregate for a fifteen year term. All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangibles. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets. No amounts have been borrowed under the revolving credit facility to date.

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

The full $16.0 million was drawn at closing and the term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2016, $15.7 million in principal was outstanding, net of unamortized loan fees of $0.1 million.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2016 and 2015 (in thousands):

Cash provided by (used in):	2016	2015
Operating activities	$5,355	$5,468
Investing activities	(11,608)	(2,773)
Financing activities	(1,916)	-

Cash provided by operating activities

Net cash provided by operating activities was $5.4 million for the six months ended June 30, 2016, consisting primarily of $0.7 million of net income adjusted for non-cash items such as $4.1 million of depreciation and amortization, $0.3 million of loss on write-down of inventory, $0.3 million of deferred income tax provision and $0.2 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a  decrease in accounts payable and expense accruals, partially offset by a decrease in accounts receivable, inventory, excluding inventory acquired in the Seven Hills Winery acquisition and other current assets.

Net cash provided by operating activities was $5.5 million for the six months ended June 30, 2015, consisting primarily of $2.6 million of net income adjusted for non-cash items such as $3.7 million of depreciation and amortization, $1.1 million of deferred income tax provision and $2.0 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals and an increase in inventory, partially offset by a decrease in accounts receivable.

Cash used in investing activities

Net cash used in investing activities was $11.6 million for the six months ended June 30, 2016, consisting primarily of $7.3 million of cash paid in the acquisition of Seven Hills Winery, capital expenditures of $6.1 million and net purchases and redemptions of available for sale investments of $1.8 million. The increase in capital expenditures primarily relates to $3.1 million in strategic land acquisitions.  The Company expects to spend approximately $5.0 million in the remainder of 2016 for capital expenditures, excluding costs to buildout the recently announced winemaking facility in West Richland, Washington. We expect to use our available cash and cash flows generated from operating activities to fund capital expenditures.

Net cash used in investing activities was $2.8 million for the six months ended June 30, 2015, consisting primarily of capital expenditures of $3.6 million partially offset by net purchases and redemptions of available for sale investments of $0.8 million.

Cash used in financing activities

Net cash used in financing activities for the six months ended June 30, 2016 was $1.9 million, which reflects the repurchase of shares of our common stock at a repurchase price of $1.6 million and principal payments on our term loan of $0.3 million. No cash flows related to financing activities occurred in the first six months of 2015.

Share Repurchases

In March 2014, the Board of Directors of the Company authorized a share repurchase program (the “2014 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2014 Repurchase

Program, any repurchased shares are constructively retired. During the six months ended June 30, 2016, the Company repurchased 76,710 shares under the 2014 Repurchase Program which were constructively retired at an original repurchase cost of $0.6 million, and on February 29, 2016 the 2014 Repurchase Program was completed. Under the total 2014 Repurchase Program the Company repurchased 228,522 shares which were constructively retired at an original repurchase cost of $2.0 million.

In March 2016, the Board of Directors of the Company authorized a second share repurchase program (the “2016 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2016 Repurchase Program, any repurchased shares are constructively retired. During the six months ended and as of June 30, 2016, the Company repurchased 114,039 shares under the 2016 Repurchase Program which were constructively retired at an original repurchase cost of $1.0 million (See Part II, Item 2 in this Report). Through August 5, 2016, the Company had repurchased 136,782 shares under the 2016 Repurchase Program which were constructively retired at an original repurchase price of $1.2 million.

Commitments & Contingencies

There have been no significant changes to our contractual obligations table as disclosed in the 2015 Report.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2015 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Crimson does not currently have any exposure to financial market risk.  Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and a term loan. The revolving credit facility had no outstanding balance as of June 30, 2016, and has interest at floating rates on borrowings.  The term loan had $15.7 million outstanding at June 30, 2016, and is a fixed-rate debt, and therefore is not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program, on a trade date basis, for the three months ended June 30, 2016, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans (millions)(1)
April 1-30, 2016	29,968	8.65	60,372	1.5
May 1-31, 2016	30,065	8.53	90,437	1.2
June 1-30, 2016	23,602	8.46	114,039	1.0
Total	83,635

(1)

In March 2016, the Board of Directors of the Company authorized the 2016 Repurchase Program that provides for the repurchase of up to $2.0 million of outstanding common stock. The 2016 Repurchase Program expires on the earlier of March 1, 2017 or the date that the aggregate purchase price of all shares repurchased reaches $2.0 million.  Under the 2016 Repurchase Program, any repurchased shares are constructively retired.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date: August 8, 2016	By:	/s/ Shannon McLaren
Shannon McLaren
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.