Form 10-Q
period 2016-09-30
Crimson Wine Group, Ltd
filed 2016-11-09
CIK 1562151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On November 4, 2016 there were 24,002,528 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)
	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$8,418	$18,333
Investments available for sale	24,338	25,423
Accounts receivable, net	6,710	6,121
Inventory	65,574	55,636
Other current assets	1,562	1,851
Total current assets	106,602	107,364
Property and equipment, net	118,500	111,635
Goodwill	1,196	1,053
Intangible assets and other non-current assets	15,174	15,894
Total non-current assets	134,870	128,582
Total assets	$241,472	$235,946
Liabilities
Current liabilities:
Accounts payable	$8,750	$3,936
Accrued compensation related expenses	2,175	2,504
Other accrued expenses	3,338	2,584
Customer deposits	1,572	385
Current portion of long-term debt, net of unamortized loan fees	634	633
Total current liabilities	16,469	10,042
Long-term debt, net of current portion and unamortized loan fees	14,806	15,282
Deferred rent, non-current	105	120
Deferred tax liability	3,989	3,642
Total non-current liabilities	18,900	19,044
Total liabilities	35,369	29,086
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 24,038,474
and 24,306,556 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	240	243
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive income (loss)	54	(47)
Accumulated deficit	(71,711)	(70,856)
Total equity	206,103	206,860
Total liabilities and equity	$241,472	$235,946

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$15,838	$14,023	$46,627	$42,531
Cost of sales	7,948	7,063	23,516	19,801
Gross profit	7,890	6,960	23,111	22,730
Operating expenses:
Sales and marketing	4,169	3,570	12,004	10,143
General and administrative	2,440	2,553	8,235	7,744
Total operating expenses	6,609	6,123	20,239	17,887
Net loss (gain) on disposal of property and equipment	146	7	168	(93)
Income from operations	1,135	830	2,704	4,936
Other income (expense):
Interest expense	(233)	(38)	(679)	(114)
Other income, net	192	43	363	237
Total other income (expense), net	(41)	5	(316)	123
Income before income taxes	1,094	835	2,388	5,059
Income tax provision	437	359	986	1,967
Net income	$657	$476	$1,402	$3,092
Basic and fully diluted weighted-average shares outstanding	24,085	24,452	24,165	24,456
Basic and fully diluted earnings per share	$0.03	$0.02	$0.06	$0.13

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$657	$476	$1,402	$3,092
Other comprehensive income (loss):
Net unrealized holding (losses) gains on investments arising during the period, net of tax	(21)	(10)	101	43
Comprehensive income	$636	$466	$1,503	$3,135

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Net cash flows from operating activities:
Net income	$1,402	$3,092
Adjustments to reconcile net income to net cash provided by operations:	-
Depreciation and amortization of property and equipment	4,966	4,379
Amortization of intangible assets	1,166	1,136
Amortization of loan fees	5	-
Loss on write-down of inventory	149	192
Provision for doubtful accounts	-	17
Net loss (gain) on disposal of property and equipment	168	(93)
Deferred rent	(13)	2
Provision for deferred income taxes	283	1,678
Net change in operating assets and liabilities:
Accounts receivable	(357)	(232)
Inventory	(5,858)	(9,117)
Other current assets	289	(651)
Other non-current assets	154	17
Accounts payable and expense accruals	4,338	5,388
Customer deposits	1,187	1,017
Net cash provided by operating activities	7,879	6,825
Net cash flows from investing activities:
Acquisition of Seven Hills Winery	(7,320)	-
Purchase of investments available for sale	(5,500)	(3,750)
Redemptions of investments available for sale	6,750	3,500
Acquisition of property and equipment	(9,035)	(7,975)
Proceeds from disposals of property and equipment	51	128
Net cash used in investing activities	(15,054)	(8,097)
Net cash flows from financing activities:
Principal payments on long-term debt	(480)	-
Repurchase of common stock	(2,260)	(373)
Net cash used in financing activities	(2,740)	(373)
Net decrease in cash and cash equivalents	(9,915)	(1,645)
Cash and cash equivalents - beginning of period	18,333	13,274
Cash and cash equivalents - end of period	$8,418	$11,629
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$583	$114
Income taxes	$-	$569
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$101	$43
Acquisition of property and equipment accrued but not yet paid	$430	$104

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

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2016.  See Note 3 to the 2015 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) subsequent to the filing of the 2015 Report that could have a material effect on Crimson’s consolidated financial statements. The following table also provides a brief description of recent accounting pronouncements adopted during the nine months ended September 30, 2016:

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
ASU 2016-15, Statement of Cash Flows (Topic 230)

Amends the guidance in Topic 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.

		January 1, 2018, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.
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

The acquisition-date fair value of total consideration for the Seven Hills Winery acquisition was $7.9 million, consisting of $7.3 million in cash, which included  a working capital adjustment of $0.3 million, and $0.6 million of non-cash contingent consideration. The contingent consideration arrangement requires the Company to pay up to $0.8 million in future earn-out payments based on certain achievements of the acquired business over the 38 months following the closing of the acquisition.  The Company estimated the fair value of the contingent consideration at January 27, 2016 (the acquisition date) to be $0.6 million, using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement.  Changes to the estimated fair value of the contingent consideration at each reporting period shall be recorded in the Company’s consolidated income statement under the line item entitled ‘General and administrative expense’ as an operating expense.  The fair value of the contingent consideration as of September 30, 2016 was $0.6 million and during the three and nine months ended September 30, 2016 the amounts recognized in the unaudited condensed consolidated income statements related to the changes in the estimated fair value of the contingent liability were immaterial.

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

The fair value of accounts receivable acquired of $0.2 million was equal to the gross contractual amount due as of the acquisition date as the Company expected to collect, and has subsequently collected, on all amounts.

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

The Company recognized $0.2 million of acquisition related costs during the nine months ended September 30, 2016. These costs are included in the unaudited condensed consolidated income statements under the line item entitled ‘General and administrative expense.’ The Company’s results for the three and nine months ended September 30, 2016 include the results of Seven Hills Winery for the period since the date of acquisition. The amount of revenue and net income included in the Company’s unaudited condensed consolidated income statements for the three months ended September 30, 2016 were $0.3 million and $0.1 million, respectively, and revenue and net loss for the nine months ended September 30, 2016 were $1.3 million and $0.1 million, respectively.

In connection with the acquisition, the fair value in excess of book value for certain inventory on hand at the date of acquisition is referred to as inventory step-up. Seven Hills Winery’s cost of goods sold for the three and nine months ended September 30, 2016 includes inventory step-up.

Pro forma financial statements are not presented as they are not material to the Company’s overall condensed consolidated financial statements.

3.Inventory

A summary of inventory at September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015
Case wine	$37,173	$30,997
In-process wine	28,023	24,306
Packaging and bottling supplies	378	333
Total inventory	$65,574	$55,636

4.Property and Equipment

A summary of property and equipment at September 30, 2016 and December 31, 2015, and depreciation expense for the nine months ended September 30, 2016 and 2015, is as follows (in thousands):

	Depreciable Lives
	(in years)	September 30, 2016	December 31, 2015
Land and improvements	N/A	$45,164	$41,573
Buildings and improvements	20-40	50,729	48,770
Vineyards and improvements	7-25	35,545	35,792
Winery and vineyard equipment	3-25	30,902	29,766
Caves	20-40	5,639	5,638
Vineyards under development	N/A	2,556	2,001
Construction in progress	N/A	3,368	195
Total		173,903	163,735
Accumulated depreciation and amortization		(55,403)	(52,100)
Property and equipment, net		$118,500	$111,635

		Nine Months Ended September 30,
		2016	2015
Depreciation expense
Capitalized into inventory		3,896	3,538
Expensed to general and administrative		1,070	841
Total depreciation		$4,966	$4,379

5.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale.  Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within three years or less.

The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

September 30, 2016	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$10,000	$10,000	$20	$-	$10,020	$-	$10,020
Certificates of Deposit	14,250	14,250	68	-	-	14,318	14,318
Total	$24,250	$24,250	$88	$-	$10,020	$14,318	$24,338

December 31, 2015
U.S. Treasury Note	$10,000	$10,000	$-	$(45)	$9,955	$-	$9,955
Certificates of Deposit	15,500	15,500	4	(36)	-	15,468	15,468
Total	$25,500	$25,500	$4	$(81)	$9,955	$15,468	$25,423

As of September 30, 2016 and December 31, 2015, other than the assets and liabilities related to the Seven Hills Winery acquisition (see Note 2), the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.  For short-term and long-term debt, the carrying amounts of such financial instruments approximate their fair values.  The Company has estimated the fair value of its short-term and long-term debt based upon Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at September 30, 2016 and December 31, 2015, and amortization expense for the nine months ended September 30, 2016 and 2015, is as follows (in thousands):

	Amortizable Lives (in years)	September 30, 2016	December 31, 2015
Brand, net of accumulated amortization of $5,512 and $4,717	15 - 17	$12,487	$12,783
Distributor and customer relationships, net of accumulated amortization of $997 and $851	10 - 14	1,703	1,749
Customer relationships, net of accumulated amortization of $1,448 and $1,243	7	452	657
Legacy permits, net of accumulated amortization of $95 and $82	14	155	168
Trademark, net of accumulated amortization of $81 and $74	20	119	126
Total intangible assets, net		$14,916	$15,483
Other non-current assets		258	411
Total intangible and other non-current assets		$15,174	$15,894

		Nine Months Ended September 30,
Amortization expense		2016	2015
Total amortization expense		$1,166	$1,136

The estimated aggregate future amortization as of September 30, 2016 is identified below (in thousands):

Years Remaining	Amortization
2016	$389
2017	1,557
2018	1,402
2019	1,286
2020	1,286
Thereafter	8,996
Total	$14,916

7.   Other Accrued Expenses

Other accrued expenses consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Depletion allowance	$636	$977
Production and farming	732	768
Sales and marketing	214	253
Professional fees	100	83
Contingent liability related to Seven Hills Winery	647	-
Accrued interest	203	114
Other accrued expenses	806	389
Total other accrued expenses	$3,338	$2,584

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

The full $16.0 million was drawn at closing and the term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2016, $15.4 million in principal was outstanding, net of unamortized loan fees of less than $0.1 million.

The Company was in compliance with all debt covenants as of September 30, 2016.

9.Stockholders’ Equity

In March 2014, the Board of Directors of the Company authorized a share repurchase program (the “2014 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2014 Repurchase Program, any repurchased shares are constructively retired. During the nine months ended September 30, 2016, the Company repurchased 76,710 shares under the 2014 Repurchase Program which were constructively retired at an original repurchase cost of $0.6 million, and on February 29, 2016 the 2014 Repurchase Program was completed. Under the total 2014 Repurchase Program the Company repurchased 228,522 shares which were constructively retired at an original repurchase cost of $2.0 million.

In March 2016, the Board of Directors of the Company authorized a second share repurchase program (the “2016 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2016 Repurchase Program, any repurchased shares are constructively retired. During the nine months ended and as of September 30, 2016, the Company repurchased 191,372 shares under the 2016 Repurchase Program which were constructively retired at an original repurchase cost of $1.6 million. Through November 4, 2016, the Company had repurchased 227,318 shares under the 2016 Repurchase Program which were constructively retired at an original repurchase price of $2.0 million.

10.Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2016 and 2015 were 39.9% and 43.0%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2016 and 2015 were 41.3% and 38.9%, respectively. The consolidated income tax expense for the three and nine months ended September 30, 2016 and 2015 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2016 and 2015, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state taxes and permanent items, which primarily consist of meals and entertainment and the domestic production activity deduction.

The Company does not have any amounts in its condensed consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at September 30, 2016 and December 31, 2015.

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

The following table outlines the net sales, cost of sales including inventory step-up associated with the Seven Hills Winery acquisition, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$8,698	$8,464	$5,288	$4,301	$1,852	$1,258	$15,838	$14,023
Cost of sales	4,585	4,340	1,509	1,111	1,854	1,612	7,948	7,063
Gross profit (loss)	4,113	4,124	3,779	3,190	(2)	(354)	7,890	6,960
Operating expenses:
Sales and marketing	1,719	1,442	1,602	1,583	848	545	4,169	3,570
General and administrative	-	-	-	-	2,440	2,553	2,440	2,553
Total operating expenses	1,719	1,442	1,602	1,583	3,288	3,098	6,609	6,123
Net loss on disposal of property and equipment	-	-	-	-	146	7	146	7
Income (loss) from operations	$2,394	$2,682	$2,177	$1,607	$(3,436)	$(3,459)	$1,135	$830

	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$27,267	$25,411	$15,495	$14,617	$3,865	$2,503	$46,627	$42,531
Cost of sales	14,973	12,946	4,621	3,989	3,922	2,866	23,516	19,801
Gross profit (loss)	12,294	12,465	10,874	10,628	(57)	(363)	23,111	22,730
Operating expenses:
Sales and marketing	4,914	4,229	4,578	4,425	2,512	1,489	12,004	10,143
General and administrative	-	-	-	-	8,235	7,744	8,235	7,744
Total operating expenses	4,914	4,229	4,578	4,425	10,747	9,233	20,239	17,887
Net loss (gain) on disposal of property and equipment	-	-	-	-	168	(93)	168	(93)
Income (loss) from operations	$7,380	$8,236	$6,296	$6,203	$(10,972)	$(9,503)	$2,704	$4,936

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

Quantities or results referred to as “current quarter” and “current nine-month period” refer to the three and nine months ended September  30, 2016, respectively.

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

Cost of sales includes grape and bulk wine costs, whether purchased or produced from the Company’s controlled vineyards, crush costs, winemaking and processing costs, bottling and packaging, warehousing, shipping and handling costs and inventory step-up costs in connection with the acquisition of Seven Hills Winery. For the Company controlled vineyard produced grapes, grape costs include annual farming labor costs, harvest costs and depreciation of vineyard assets. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months. Reductions to the carrying value of inventories are also included in costs of sales.

At September 30, 2016, wine inventory includes approximately 1.0 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Items impacting comparability

In connection with the acquisition of Seven Hills Winery, the fair value in excess of book value for certain inventory on hand at the date of acquisition is referred to as inventory step-up. Inventory step-up represents an assumed manufacturing profit attributable to the acquired company prior to acquisition. The Company’s cost of goods sold for the three and nine months ended September 30, 2016 includes the following inventory step-up related to Seven Hills Winery.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Cost of sales:
Comparable cost of sales	$7,885	$7,063	$23,336	$19,801
Inventory step-up	63	-	180	-
Total cost of sales	$7,948	$7,063	$23,516	$19,801

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net Sales

	Three Months Ended September 30,
(in thousands, except percentages)	2016	2015	Increase	% change
Wholesale	$8,698	$8,464	$234	3%
Direct to consumer	5,288	4,301	987	23%
Other	1,852	1,258	594	47%
Total net sales	$15,838	$14,023	$1,815	13%

Wholesale net sales increased $0.2 million, or 3%, in the current quarter as compared to the same period in 2015. The increase in the current quarter was driven by domestic volume growth of 7%, partially offset by a decrease in export volume of 12%, increased price support and a temporary shift in product mix to lower priced products.

Direct to consumer net sales increased $1.0 million, or 23%, in the current quarter as compared to the same period in 2015.  In the current quarter wine club net sales increased $0.8 million and e-commerce, special events and tasting room combined net sales increased $0.2 million.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall increase of $0.6 million, or 47%, in the current quarter as compared to the same period in 2015. The year over year increase was primarily driven by a higher volume of higher priced bulk wine and grape sales.

Gross Profit

	Three Months Ended September 30,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Wholesale	$4,113	$4,124	$(11)	0%
Wholesale gross margin percentage	47%	49%
Direct to consumer	3,779	3,190	589	18%
Direct to consumer gross margin percentage	71%	74%
Other	(2)	(354)	352	99%
Total gross profit	$7,890	$6,960	$930	13%

Wholesale gross profit remained relatively flat in the current quarter as compared to the same period in 2015.  Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased approximately 144 basis points in the current quarter, which was driven primarily by a  temporary shift in product mix to lower margin products and expected lower margins on the inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting. Price increases through the remainder of the year on certain products,  as well as improved mix of higher margin products, are expected to improve margins in the remainder of the year.

Direct to consumer gross profit increased $0.6 million, or 18%, in the current quarter as compared to the same period in 2015. Gross margin percentage decreased approximately 271 basis points in the current period, which was driven primarily by an overall expected shift in product mix to lower margin products and expected lower margins on the inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.  We anticipate higher margins for the remainder of the year as the mix of our wine clubs shifts to the higher value and margin items.

Other gross profit includes bulk wine and grape sales, event fees, non-wine retail sales and inventory write-downs which reflected an overall increase of $0.4 million, or 99%, in the current quarter as compared to the same period in 2015. The overall increase was primarily driven by higher margins recognized on non-wine retail sales and improved margins on a  higher volume of bulk wine and grape sales.

Operating Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Sales and marketing	$4,169	$3,570	$599	17%
General and administrative	2,440	2,553	(113)	-4%
Total operating expenses	$6,609	$6,123	$486	8%

Sales and marketing expenses increased $0.6 million, or 17%, in the current quarter as compared to the same period in 2015. The increase was primarily to support growth, partially due to the addition of the Estates Wine Room in December 2015 and the acquisition of Seven Hills Winery in January 2016, which resulted in higher compensation costs and increased office related expenses and marketing costs.

General and administrative expenses decreased $0.1 million, or 4%, in the current quarter as compared to the same period in 2015.  The decrease was primarily driven by decreased contract services, legal fees, office related expenses and several other general and administrative items. These decreases were partially offset by increased compensation costs,  licensing and permit fees and depreciation.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Interest expense	$(233)	$(38)	$195	513%
Other income, net	192	43	149	347%
Total	$(41)	$5	$(46)	-920%

Interest expense increased $0.2 million, or 513%, in the current quarter as compared to the same period in 2015.  The increase primarily relates to interest expense incurred on the term loan entered into with American AG Credit during November 2015.

Other income increased $0.1 million, or 347%, in the current quarter as compared to the same period in 2015.  The overall increase in other income primarily relates to increased interest income on our short-term investments and increased net rental property income.

Income Tax Provision

The Company’s effective tax rates for the three months ended September 30, 2016 and 2015 were 39.9% and 43.0%, respectively. The effective tax rate for the third quarter of 2016 decreased compared to the same period in 2015 primarily due to an increased domestic production activities deduction.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net Sales

	Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	Increase	% change
Wholesale	$27,267	$25,411	$1,856	7%
Direct to consumer	15,495	14,617	878	6%
Other	3,865	2,503	1,362	54%
Total net sales	$46,627	$42,531	$4,096	10%

Wholesale net sales increased $1.9 million, or 7%, in the current nine-month period as compared to the same period in 2015. The increase in the current year was driven by domestic volume growth of 10%, export volume growth of 4% and decreased price support. These increases were partially offset by a  temporary shift in product mix to lower priced products during the current period.

Direct to consumer net sales increased $0.9 million, or 6%, in the current nine-month period as compared to the same period in 2015. In the current period wine club, e-commerce and special events combined net sales increased $0.5 million and tasting room net sales increased $0.4 million.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall increase of $1.4 million, or 54%, in the current nine-month period as compared to the same period in 2015. The year over year increase was primarily driven by a higher volume of higher priced bulk wine and grape sales.

Gross Profit

	Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Wholesale	$12,294	$12,465	$(171)	-1%
Wholesale gross margin percentage	45%	49%
Direct to consumer	10,874	10,628	246	2%
Direct to consumer gross margin percentage	70%	73%
Other	(57)	(363)	306	84%
Total gross profit	$23,111	$22,730	$381	2%

Wholesale gross profit decreased $0.2 million, or 1%, in the current nine-month period as compared to the same period in 2015.  Gross margin percentage decreased approximately 397 basis points in the current period, which was driven primarily by a shift in product mix to lower margin products, including the close out of lower priced and lower margin wines, and expected lower margins on the inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.  Price increases through the remainder of the year on certain products,  as well as improved mix of higher margin products, are expected to improve margins in the remainder of the year.

Direct to consumer gross profit increased $0.2 million, or 2%, in the current nine-month period as compared to the same period in 2015. Gross margin percentage decreased approximately 253 basis points in the current period, which was driven primarily by an overall expected shift in product mix to lower margin products and expected lower margins on the inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.  We anticipate higher margins in the remainder of the year when the mix of our wine clubs shifts to the higher value and margin items.

Other gross profit includes bulk wine and grape sales, event fees, non-wine retail sales and inventory write-downs which reflected an overall increase of $0.3 million or 84%, in the current nine-month period as compared to the same period in 2015. The overall increase was primarily driven by higher margins recognized on non-wine retail sales and improved margins on a higher volume of bulk wine and grape sales.

Operating Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	Increase	% change
Sales and marketing	$12,004	$10,143	$1,861	18%
General and administrative	8,235	7,744	491	6%
Total operating expenses	$20,239	$17,887	$2,352	13%

Sales and marketing expenses increased $1.9 million, or 18%, in the current nine-month period as compared to the same period in 2015. The increase was primarily to support growth, partially due to the addition of the Estates Wine Room in December 2015 and the acquisition of Seven Hills Winery in January 2016, which resulted in increased compensation costs, promotion and incentive related costs, office related expenses and professional fees. These increases were partially offset by a  decrease in outside services and public relations special programs.

General and administrative expenses increased $0.5 million, or 6%, in the current nine-month period as compared to the same period in 2015.  The increase was primarily driven by operating expenses and one-time acquisition related professional fees associated with Seven Hills Winery, increased compensation, outside services and depreciation.  These increases were partially offset by  a  decrease in office related expenses and several other general and administrative items.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Interest expense	$(679)	$(114)	$565	496%
Other income, net	363	237	126	53%
Total	$(316)	$123	$(439)	-357%

Interest expense increased $0.6 million, or 496%, in the current nine-month period as compared to the same period in 2015.  The increase relates to interest expense incurred on the term loan entered into with American AG Credit during November 2015.

Other income, net increased $0.1 million, or 53%, in the current nine-month period as compared to the same period in 2015. The increase primarily related to interest income on our short-term investments and increased net rental property income.

Income Tax Provision

The Company’s effective annual tax rates for the nine months ended September 30, 2016 and 2015 were 41.3% and 38.9%, respectively. The effective tax rate increased in the current period as compared to same period in 2015 primarily due to a decrease in the domestic production activities deduction.

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

The full $16.0 million was drawn at closing and the term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2016, $15.4 million in principal was outstanding, net of unamortized loan fees of less than $0.1 million.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2016 and 2015 (in thousands):

Cash provided by (used in):	2016	2015
Operating activities	$7,879	$6,825
Investing activities	(15,054)	(8,097)
Financing activities	(2,740)	(373)

Cash provided by operating activities

Net cash provided by operating activities was $7.9 million for the nine months ended September 30, 2016, consisting primarily of $1.4 million of net income adjusted for non-cash items such as $6.1 million of depreciation and amortization, $0.3 million of deferred income tax provision and $0.2 million of loss related to disposals of property and equipment, partially offset by $0.3 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in inventory and accounts receivable, excluding inventory acquired in the Seven Hills Winery acquisition, partially offset by an increase in accounts payable and expense accruals and customer deposits.

Net cash provided by operating activities was $6.8 million for the nine months ended September 30, 2015, consisting primarily of $3.1 million of net income adjusted for non-cash items such as $5.5 million of depreciation and amortization and  $1.7 million of deferred income tax provision, partially offset by $3.6 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in inventory and other current assets,  partially offset by an increase in accounts payable and expense accruals and customer deposits.

Cash used in investing activities

Net cash used in investing activities was $15.1 million for the nine months ended September 30, 2016, consisting primarily of capital expenditures of $9.0 million,  $7.3 million of cash paid in the acquisition of Seven Hills Winery, and net redemptions of available for sale investments of $1.3 million. Capital expenditures of $9.0 million includes $3.2 million in strategic land acquisitions, $0.6 million of costs related to the buildout of the recently announced winemaking facility in West Richland, Washington (the “Washington Winemaking Facility”) and other planned purchases associated with ongoing business activities.  The Company expects to spend approximately $5.4 million in the remainder of 2016 for capital expenditures, including costs related to the Washington Winemaking Facility. We expect to use our available cash and cash flows generated from operating activities to fund capital expenditures.

Net cash used in investing activities was $8.1 million for the nine months ended September 30, 2015, consisting primarily of capital expenditures of $8.0 million.

Cash used in financing activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $2.7 million, which reflects the repurchase of shares of our common stock at a repurchase price totaling $2.3 million and principal payments on our term loan of $0.5 million.

Net cash used in financing activities for the nine months ended September 30, 2015 was $0.4 million, which reflects the repurchase of shares of our common stock at a repurchase price totaling $0.4 million.

Share Repurchases

In March 2014, the Board of Directors of the Company authorized a share repurchase program (the “2014 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2014 Repurchase Program, any repurchased shares are constructively retired. During the nine months ended September 30, 2016, the Company repurchased 76,710 shares under the 2014 Repurchase Program which were constructively retired at an original repurchase cost of $0.6 million, and on February 29, 2016 the 2014 Repurchase Program was completed. Under the total 2014 Repurchase Program the Company repurchased 228,522 shares which were constructively retired at an original repurchase cost of $2.0 million.

In March 2016, the Board of Directors of the Company authorized a second share repurchase program (the “2016 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2016 Repurchase Program, any repurchased shares are constructively retired. During the nine months ended and as of September 30, 2016, the

Company repurchased 191,372 shares under the 2016 Repurchase Program which were constructively retired at an original repurchase cost of $1.6 million (See Part II, Item 2 in this Report). Through November 4, 2016, the Company had repurchased 227,318 shares under the 2016 Repurchase Program which were constructively retired at an original repurchase price of $2.0 million.

Commitments & Contingencies

There have been no significant changes to our contractual obligations table as disclosed in the 2015 Report.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2015 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Crimson does not currently have any exposure to financial market risk.  Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and a term loan. The revolving credit facility had no outstanding balance as of September 30, 2016, and has interest at floating rates on borrowings.  The term loan had $15.5 million outstanding at September 30, 2016, and is a fixed-rate debt, and therefore is not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program, on a trade date basis, for the three months ended September 30, 2016, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans (millions)(1)
July 1-31, 2016	18,625	8.51	132,664	0.9
August 1-31, 2016	21,727	8.56	154,391	0.7
September 1-30, 2016	36,981	8.62	191,372	0.4
Total	77,333

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
101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date: November 8, 2016	By:	/s/ Shannon McLaren
Shannon McLaren
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.