Form 10-K
period 2016-12-31
Crimson Wine Group, Ltd
filed 2017-03-15
CIK 1562151

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 30, 2016, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $163,022,000 on that date.

As of March 3, 2017, there were 23,997,385 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

EXPLANATORY NOTE

Crimson Wine Group, Ltd. qualifies as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act (the “JOBS Act”), enacted on April 5, 2012. For as long as Crimson Wine Group, Ltd. remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies which are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10−K (“Form 10−K”). Therefore, this Form 10−K does not include certain information regarding executive compensation that may be found in the annual reports of other reporting companies.

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

Crimson is in the business of producing and selling ultra-premium plus wines (i.e., wines that retail for over $15 per 750ml bottle). Crimson is headquartered in Napa, California and through its wholly-owned subsidiaries owns six wineries: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards, Seghesio Family Vineyards, Double Canyon and Seven Hills Winery.

The wine Crimson makes comes from estate grown grapes as well as grapes and bulk wine purchased under contract and on the spot-market. Our business model is a combination of direct to consumer sales and wholesale distributor sales. References to cases of wine herein refer to nine-liter equivalent cases.

Mission and Strategy

Our mission is as follows:

As owners of exceptional vineyards in premier growing regions, we are committed to crafting benchmark wines for the pleasure and benefit of those we serve.

Our strategy is built on three pillars: Quality, Focus and Growth.

Quality. We own some of the highest quality vineyards in the U.S. We farm our vineyards in a thoughtful, sustainable way with the goal of producing the highest quality grapes and the highest quality wines possible. As part of executing this strategy, Crimson currently owns or leases approximately 991 plantable acres of vineyard land in California, Oregon and Washington. The Company continues to assess other opportunities to enhance the quality of our vineyard holdings and wine portfolio.

Focus. We currently own six complementary estate-based winegrowing operations, with each having a unique varietal focus best suited to its specific appellation and region. We have a group of accomplished winegrowing teams who are each responsible for crafting benchmark wines from their respective premier wine growing regions. Many of Crimson’s brands are issued ratings or scores by local and national wine rating organizations and we believe our scores are a reflection of our focus on what we do best.

Growth. To support our quality and focus goals, all of our teams, including winegrowing, sales, marketing and administrative are driven towards continuous improvement. The direct to consumer business, which continued to grow in 2016, generates higher gross margins and we intend to continue emphasizing opportunities in this distribution channel in order to further our growth. Our wholesale distribution channel also continued to grow in 2016. Our wines are available in all states domestically through our network of over 50 distributors, and our export team served customers in over 30 countries through independent importers and brokers during 2016.

Recent Developments

In December of 2016, we acquired a strategic portion of the Seven Hills Vineyard. This land purchase encompasses approximately 109 plantable acres, primarily in the Walla Walla Valley appellation, including 21 acres of Seven Hills Vineyard old blocks. The original blocks, which are still in production, were planted in 1980 by the previous owners of our recently acquired Seven Hills Winery. This acquisition was a unique opportunity for Crimson to reconnect this land to Seven Hills Winery. In addition, this acquisition included 14 acres in the Rocks District, a region well recognized for world class Rhone wines.

Our Wineries and Vineyards

The following table summarizes the Company’s acreage as of December 31, 2016:

	Plantable Acres
	Owned	Leased	Total	Currently Planted
Pine Ridge Vineyards	158	2	160	153
Archery Summit	106	17	123	108
Chamisal Vineyards	97	-	97	84
Seghesio Family Vineyards	317	-	317	285
Double Canyon Vineyards	185	-	185	107
Seven Hills Winery	109	-	109	109
Total	972	19	991	846

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

The Pine Ridge Vineyards estate business is focused primarily on the production of high quality Cabernet Sauvignon and Bordeaux-style blends sold by Crimson under the Pine Ridge Vineyards brand name.  Pine Ridge Vineyards also produces Chenin Blanc + Viognier, which is sold by Crimson under the Pine Ridge brand name and is made from purchased grapes and bulk wine juice processed at a third party custom winemaking facility with a contracted capacity of up to approximately 120,000 cases for the 2016 harvest year. Incremental capacity options are under consideration and available.

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

Archery Summit is focused primarily on producing estate grown, expressive single vineyard Pinot Noir from tightly spaced vines sold by Crimson under the Archery Summit brand name. Archery Summit also produces Vireton Pinot Gris, which is sold by Crimson under the Archery Summit brand name and is made from purchased grapes processed at a third party custom winemaking facility with available contract capacity of up to approximately 10,000 cases for the 2016 harvest year.

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

Chamisal is focused on producing estate grown, benchmark Chardonnay and single vineyard Pinot Noir as well as a Stainless Chardonnay produced from both purchased and estate grown grapes.  The wines are sold by Crimson under the Chamisal Vineyards brand name. Chamisal also produces Malene Rosé, which is sold by Crimson under its own brand name and is made from purchased grapes processed at Chamisal’s facility. The Malene brand was launched with the 2015 vintage released to limited markets in May 2016.

For the 2016 vintage, production was increased substantially to accommodate the 2017 product launch across the U.S.

Seghesio Family Vineyards

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns acreage in two Sonoma County appellations—Alexander Valley and Russian River Valley.  Seghesio Family Vineyards has a long history of growing and producing Zinfandel and Italian varietal wines in the Sonoma region of California.  The winery facility  at Seghesio Family Vineyards has a permitted annual wine production capacity of up to 404,000 gallons which equates to approximately 170,000 cases of wine. The facility includes areas and equipment for crush, fermentation, aging, bottling and warehousing processes, as well as a tasting room, private hospitality areas and administrative offices.  There are indoor and outdoor special event dining areas.  In Alexander Valley, Seghesio Family Vineyards also owns a historic non-operating winery, mansion and railroad depot, which Crimson intends to convert into educational, tasting and hospitality experiences and potentially incremental production facilities.

Seghesio Family Vineyards is focused on producing estate grown, world class Zinfandel and Italian varietal wines as well as a heritage Old Vine Zinfandel, Sonoma County Zinfandel and Defiant Red Blend produced from both purchased and estate grown grapes.  The wines are sold by Crimson under the Seghesio Family Vineyards brand name.

Double Canyon Vineyards

Double Canyon Vineyards acquired land in 2005 and 2006 in the Horse Heaven Hills appellation in Washington. Starting with the 2010 vintage, Double Canyon Vineyards produced and bottled its first wine under the Double Canyon brand name. Since the launch of the Double Canyon brand name, Double Canyon Vineyards has developed a growth plan and significantly expanded production. Starting with the 2015 harvest, the majority of the grapes from the Double Canyon Vineyards were used for Double Canyon’s own brand. In 2016 all of Double Canyon Vineyard’s production was performed in third-party custom crush facilities. Contracted capacity at Double Canyon Vineyards is up to approximately 25,000 cases for the 2016 harvest year.

In 2016 Double Canyon began construction of a new 47,000-square-foot wine production facility in West Richland, Washington. Construction is expected to be complete by August 2017, with an initial production capacity of 119,000 gallons which equates to approximately 50,000 cases of wine. The new production facility is expected to open in time to process fruit from the 2017 harvest. Double Canyon Vineyards will share production in the new facility with Seven Hills Winery.

Double Canyon Vineyards is focused on producing estate grown, benchmark Cabernet Sauvignon as well as a Horse Heaven Hills Cabernet Sauvignon from both purchased and estate grown grapes. Double Canyon Vineyards launched the Horse Heaven Hills Cabernet Sauvignon nationally in 2016 and intends to expand into more markets and channels across the U.S. in 2017.

Seven Hills Winery

Seven Hills Winery was acquired in January 2016 and has been conducting operations since 1988. Seven Hills Winery has established a storied wine program with a strong history of accolades for both Merlot and Bordeaux-style red blends. The winery facility at Seven Hills Winery has an estimated annual wine production capacity of up to 40,000 gallons which equates to approximately 16,000 cases of wine. Seven Hills Winery and tasting room are located in downtown Walla Walla in the Whitehouse Crawford building, which is listed on the National Register of Historic Places. The 15,463-square-foot facility includes areas and equipment for crush, fermentation, aging, bottling processes, as well as a tasting room and administrative offices. Part of the building is leased to a tenant for use as an operating, full-service restaurant. Seven Hills Winery continues to increase its focus and volume in the wholesale channel, including expansion across all U.S. markets during 2016 and 2017.

Seven Hills Vineyard was acquired in December 2016. This land purchase encompasses approximately 109 plantable acres, a portion of which is currently planted as apple orchards. Seven Hills Vineyard is focused on producing estate grown, benchmark Merlot and Cabernet Sauvignon for Seven Hills Winery’s acclaimed single vineyard bottling, and sells fruit to several other notable wineries. These vines are some of the oldest commercial plantings of Merlot and Cabernet Sauvignon in the appellation.

Competition

The markets for ultra-premium plus products in the wine industry are intensely competitive.  Crimson’s wines compete domestically and internationally with premium or higher quality wines produced in Europe, South America, South Africa, Australia and New Zealand, as well as in the United States.  Crimson competes on the basis of quality, price, brand recognition and distribution capability, and the ultimate consumer has many choices of products from both domestic and international producers.  A result of the intense competition has been, and may continue to be, upward pressure on Crimson’s selling and promotional expenses.  Many of Crimson’s competitors are significantly larger with greater financial, production, distribution and marketing resources.  The U.S. is dominated by three large wineries with production largely based in California, representing approximately 50% of the domestic U.S. case sales volume. Further, Crimson’s wines may be considered to compete with all alcoholic and nonalcoholic beverages.

Demand for ultra-premium plus wines can rise and fall with general economic conditions, and is also significantly affected by grape supply.  Based on industry wide volume increases in these wine categories, Crimson believes more people are drinking wine than in the past.  Crimson’s wines are typically sold at retail price points from $15 to $250 per bottle, however, in the wholesale channel, which represented 88% of Crimson’s case volume in the year ended December 31, 2016, and 89% for both the years ended December 31, 2015 and 2014, the majority of volume is in the $15 to $30 retail price range.

Business Segments

Crimson reports operating results in two segments: Wholesale and Direct to Consumer. These business segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. Both financial and certain nonfinancial data are reported and evaluated to assist senior management with strategic planning. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are included, however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. Therefore, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated. Further information about segments, including sales, cost of sales, gross margin, directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2016, 2015 and 2014, can be found in Note 14 to the consolidated financial statements.

Sales and Marketing

Crimson focuses on brand development and distribution to increase revenues and profitability, which has included acquisitions of vineyards and wineries and the development of new brands with existing assets and the development of new direct sales outlets.

Crimson’s sales and marketing team coordinates the sales and distribution of its various brands, maintains domestic and export distributor relationships and oversees the timing and allocation of new releases.  The sales team has employees in major markets in the U.S. and internationally and, where required, as brokers in certain markets.  Crimson’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically, as well as cruise lines and over 30 countries throughout the world.

Crimson believes that the quality and locations of its wineries and tasting facilities help to create demand for its brands at the consumer level, which positively impacts sales to distributors as well.  Crimson participates in many wine tasting and other promotional events throughout the country in order to increase awareness and demand for its products.  Many of Crimson’s brands are issued ratings or scores by local and national wine rating organizations, and higher scores will usually translate into greater demand and higher pricing.

Wholesale

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants.  Domestic sales of Crimson’s wines are made through over 50 independent wine and spirits distributors.  International sales are made through independent importers and brokers. During 2016, domestic distributor sales represented 52% of net sales and export sales represented 6% of net sales. During 2016,  one distributor represented 12% of Crimson’s net sales and no other single distributor represented 10% or more of net sales.

Direct to Consumer

As permitted under federal and local regulations, Crimson has been placing increasing emphasis on direct sales to consumers, which it is able to do through the Internet, wine clubs, and at the wineries’ tasting rooms.  During 2016, direct sales to consumers represented 36% of net sales.  Approximately 60% of the direct to consumer net sales were through wine clubs, 25% were through the wineries’ tasting rooms and the balance from e-commerce, special events and reimbursement for freight expense.  Members typically join our wine clubs after visiting our tasting rooms at our various facilities, or after hearing about our wine clubs from other members.  Our tasting rooms are located in vacation areas that typically attract consumers interested in winemaking and touring the area.  Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors, however, for certain direct sales offers, some of the profit is offset by freight subsidies.

Grape Supply

Crimson controls approximately 991 acres of vineyards in the Napa Valley, Sonoma County and Edna Valley in California, the Willamette Valley in Oregon, the Horse Heaven Hills in Washington and the Walla Walla Valley across Washington and Oregon; approximately 846 acres of these vineyards are planted, with the majority of the unplanted acres in Washington. Crimson expects to continue vineyard development plans for non-producing acreage in California and Oregon properties and additional new acres were planted in 2016 in Washington. Newly planted vines take approximately three to five years to reach maturity and vineyards can be expected to have a useful life of at least 25 years before replanting is necessary.  Depending on the site, soil and water conditions and spacing, Crimson’s experience has been that it costs approximately $20,000 to $75,000 per acre over a three year period to develop open land into a producing premium wine grape vineyard, before taking into account the cost of the land.  During 2016 the average cost per acre placed into service was approximately $50,000 per acre.

In 2016, approximately 28% of Crimson’s total grape supply came from Crimson controlled vineyards.  Crimson purchases the balance of its supply from approximately 108 independent growers.  The grower contracts range from one-year spot market purchases to intermediate and long term-agreements.  During 2016,  no single grower represented 10% or more of Crimson’s grape supply.

Winemaking and grape growing are subject to a variety of agricultural risks.  Various diseases, pests and certain weather conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability.

The table below summarizes Crimson’s wine grape supply and production from the last three harvests:

	Harvest Year
	2016	2015	2014
Estate grapes:
Producing acres	628	680	682
Tons harvested	2,319	2,072	2,219
Tons per acre	3.7	3.0	3.3
All grapes and purchased juice (in equivalent tons):
Estate grapes	2,319	2,072	2,219
Purchased grapes and juice	5,843	4,564	4,703
Total (in tons)	8,162	6,636	6,922
Total cases bottled	362,000	425,000	387,000

The table below summarizes Crimson’s sales of grapes and bulk wine during the last three years:

	Year Ended December 31,
	2016	2015	2014
Grapes sold (in tons)	861	370	319
Bulk wine sold (in gallons)	194,140	145,543	85,876
Total grape and bulk wine cases sold	142,000	86,000	58,000

Total cases shipped were approximately 364,000, 355,000 and 321,000 for the years ended December 31, 2016,  2015 and 2014, respectively.  Cases shipped are disclosed for informational purposes, but do not necessarily correspond to the vintage year the grapes are grown and crushed.  Depending on the wine, the production cycle to bottled sales is anywhere from one to three years.

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

Government Regulation

Wine production and sales are subject to extensive regulation by the United States Department of Treasury Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the California Department of Alcohol Beverage Control (“CABC”) and other state and federal governmental authorities that regulate interstate sales, licensing, trade and pricing practices, labeling, advertising and other activities. In addition, federal and state authorities require warning labels on beverages for sale or distribution in the United States containing 0.5% of alcohol by volume or higher.  Restrictions or taxes imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. New or revised regulations or increased licensing fees or excise taxes on wine, if enacted, could reduce demand for wine and have an adverse effect on Crimson’s business, negatively impacting Crimson’s results of operations and cash flows.

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

Employees

As of December 31, 2016, Crimson employed 177 regular, full-time employees. Crimson also employs part-time and seasonal workers for its vineyard, production and hospitality operations.  None of Crimson’s employees are represented by a collective bargaining unit and Crimson believes that its relationship with its employees is good.

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

We could experience significant increases in operating costs and reduced profitability due to competition for skilled management and labor. We compete with other entities for skilled management and labor, including entities that operate in different market sectors than us.  Costs to recruit and retain adequate personnel, the loss of certain personnel, our inability to attract and retain other qualified personnel or a labor shortage that reduces the pool of qualified candidates could adversely affect our results of operations.

Various diseases, pests and certain weather conditions could affect quality and quantity of grapes. Various diseases, pests, fungi, viruses, drought, floods, frosts and certain other weather conditions could affect the quality and quantity of grapes, decreasing the supply of our products and negatively impacting our operating results.  Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production.  We cannot guarantee that our grape suppliers will succeed in preventing disease in their existing vineyards or that we will succeed in preventing disease in our existing vineyards or future vineyards we may acquire.  For example, Pierce’s disease is a vine bacterial disease spread by insects which kills grapevines for which there is no known cure.  If our vineyards become contaminated with this or other diseases, operating results would decline, perhaps significantly.

The lack of sufficient water due to drought conditions could affect quality and quantity of grapes. The availability of adequate quantities of water for application at the correct time can be vital for grapes to thrive. Whether particular vineyards are experiencing water shortages depends, in large part, on their location.  We are primarily dependent on wells accessing shared aquifers and shared reservoirs as a water source for our California vineyards and wineries. An extended period of drought across much of California may put pressure on the use and availability of water for agricultural uses and in some cases governmental authorities may have to divert water to other uses. Lack of available water could reduce our grape harvest and access to grapes and adversely impact results of operations. Scarcity of adequate water in our grape growing areas may also result in legal disputes among other land owners and water users causing the Company to expend resources to defend its access to water.

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

Changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations may increase our costs or restrict our ability to sell our products into certain markets.  Government laws and regulations result in increased farming costs, and the sale of wine is subject to taxation in various state, federal and foreign jurisdictions.  The amount of wine that we can sell directly to consumers outside of California is regulated, and in certain states we are not allowed to sell wines directly to consumers and/or the amount that can be sold is limited.  Changes in these laws and regulations could have an adverse impact on sales and/or increase costs to produce and/or sell wine.  The wine industry is subject to extensive regulation by the “TTB” and various foreign agencies, state liquor authorities, such as the “CABC”, and local authorities.  These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers and retailers.  Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements.  In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations.  From time to time, many states consider proposals to increase, and some of these states have increased, state alcohol excise taxes.  New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We are an “emerging growth company” and we cannot be certain if we will be able to maintain such status or if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.   We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding stockholder advisory vote on executive compensation, frequency of approval of executive compensation and any golden parachute payments not previously approved.  We will retain emerging growth company status until the earliest of:  (1) the last day of the fiscal year following the fifth anniversary of the date we first sold securities pursuant to an effective registration statement under the Securities Act; (2) the last day of the fiscal year in which we first had total annual gross revenues of $1 billion or more (indexed pursuant to the JOBS Act); (3) the date on which we are deemed to be a “large accelerated filer” as defined in Exchange Act Rule 12b-2 (i.e., an SEC registered company with a public float of at least $700 million that satisfies other tests); or (4) the date on which we have, within the previous three years, issued more than $1 billion of nonconvertible debt.  Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.  However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We currently expect that we will cease to be an emerging growth company after December 31, 2017.

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

Significant influence over our affairs may be exercised by our principal stockholders.  As of March 3,  2017, the significant stockholders of our company include our directors, Ian M. Cumming (approximately 9.8% beneficial ownership, including ownership by certain family members, but excluding Mr. Cumming’s charitable foundation), Joseph S. Steinberg (approximately 10.1% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg’s private charitable foundation) and John D. Cumming (approximately 0.4% beneficial ownership).  Accordingly, Messrs. Cumming and Steinberg could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

Crimson’s vineyards and winemaking facilities are described in Item 1.  During 2014, the Company entered into a lease agreement in Napa, California to lease approximately 13,200 square feet of space for its administrative offices.  The lease commenced July 1, 2014 for a term expiring June 30, 2020. During 2015, the Company entered into a lease agreement in Seattle, Washington to lease approximately 1,800 square feet of space for The Estate Wine Room. The lease commenced July 1, 2015 for a term expiring on May 31, 2020.

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

	High	Low
2015
First Quarter	$9.49	$8.80
Second Quarter	9.80	9.05
Third Quarter	9.43	8.92
Fourth Quarter	9.42	8.30

2016
First Quarter	$8.88	$7.58
Second Quarter	8.95	8.12
Third Quarter	8.83	8.25
Fourth Quarter	9.93	8.65

On March 3, 2017, the closing sales price for the Company’s common stock was $9.15 per share.  As of that date, there were 1,602 stockholders of record.  The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

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

Purchases of equity securities

Share repurchase activity under the Company’s share repurchase programs, on a trade date basis, as of December 31, 2016, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans (millions) (1)
March 2014 - August 31, 2015	-	$-	-	$2.0
September 1-30, 2015	40,233	9.26	40,233	1.6
October 1 - 31, 2015	33,705	9.22	73,938	1.3
November 1 - 30, 2015	32,097	9.10	106,035	1.0
December 1-31, 2015	45,777	8.79	151,812	0.6
January 1-31, 2016	34,444	8.25	186,256	0.3
February 1-29, 2016	42,266	8.00	228,522	-
March 1-31, 2016	30,404	8.47	30,404	1.7
April 1-30, 2016	29,968	8.65	60,372	1.5
May 1-31, 2016	30,065	8.53	90,437	1.2
June 1-30, 2016	23,602	8.46	114,039	1.0
July 1-31, 2016	18,625	8.51	132,664	0.9
August 1-31, 2016	21,727	8.56	154,391	0.7
September 1-30, 2016	36,981	8.62	191,372	0.4
October 1 - 31, 2016	31,750	8.95	223,122	0.1
November 1 - 30, 2016	9,339	9.17	232,461	-
Total	460,983

(1)

In March 2014, the Board of Directors of the Company authorized a share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock (the “2014 Repurchase Program”). The 2014 Repurchase Program expired on February 29, 2016, once the repurchased amount reached $2.0 million. In March 2016, the Board of Directors of the Company authorized a second share repurchase program that provides for the repurchase of up to $2.0 million of outstanding common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program expired on November 14, 2016, once the repurchased amount reached $2.0 million. Under both share repurchase programs, any repurchased shares were constructively retired.

There have been no sales of unregistered securities by the Company within the past year. As of the last fiscal year end, the Company had not authorized any securities for issuance under any equity plans.

Dividend Policy

No dividends have been paid since the Distribution.  The Company does not have a regular dividend policy and whether or not to pay dividends will be determined each year by our board of directors.  The payment of dividends will also be subject to the terms and covenants contained in the Company’s revolving credit facility and term loan.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and a peer group index (the “Peer Group Index”) for the period commencing February 25, 2013 to December 31, 2016. Index data was furnished by Standard & Poor’s Capital IQ. The graph assumes that $100 was invested on February 25, 2013 in each of our common stock, the S&P 500 Index and the Peer Group Index and that all dividends were reinvested.

	Base Period	INDEXED RETURNS
	Ending	Period Ending
Company / Index	2/25/2013	12/31/13	12/31/14	12/31/15	12/31/2016
Crimson Wine Group, Ltd	100	121.76	130.85	121.21	129.06
S&P 500 Index	100	126.48	143.79	145.78	163.22
Peer Group	100	97.40	99.37	143.90	186.35

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
SELECTED INCOME STATEMENT DATA	(In thousands, except per share amounts)
Revenues	$64,621	$60,977	$58,114	$56,472	$48,774
Gross Profit	32,968	32,531	30,944	26,787	24,090
Income from operations, inclusive of net (gain)/loss on the disposal of property and equipment (a)	6,239	7,850	9,021	5,359	5,103
Net income	3,278	5,126	5,000	7,108	211
Earnings per share (b)	0.14	0.21	0.20	0.29	0.01

	At December 31,
	2016	2015	2014	2013	2012
SELECTED BALANCE SHEET DATA	(In thousands, except per share amounts)
Current Assets (c)	$102,195	$107,364	$85,256	$74,231	$54,138
Property and equipment	123,261	111,635	108,707	109,036	108,986
Goodwill, intangible assets and other non-current assets	16,041	16,947	18,353	19,873	21,079
Total assets (c)	241,497	235,946	212,316	203,140	184,203
Due to Leucadia and its affiliates	-	-	-	-	152,183
Long-term debt, including current maturities, net of unamortized loan fees	15,282	15,915	-	-	-
Equity	207,565	206,860	203,120	198,129	25,833
Book value per share (b)	8.65	8.51	8.30	8.10	1.06

(a)

Net (gain)/loss on the disposal of property and equipment was as follows: $0.2 million in 2016, $(0.1) million in 2015, $(1.6) million in 2014, $(0.6) million in 2013 and $0.3 million in 2012. Net (gain)/loss on the disposal of property and equipment previously reported in the years ended December 31, 2013 and 2012 was reclassified as a component of income from operations to conform to current presentation.

(b)

For the year ended December 31, 2016 and 2015, basic and fully diluted weighted-average shares outstanding was 24,123,779 and 24,433,684, respectively, and as of December 31, 2016 and 2015 there were 23,997,385 and 24,306,556 common shares outstanding, respectively. For all other periods presented, basic and fully diluted weighted-average shares outstanding for each period and shares outstanding as of each year-end was 24,458,368.  As appropriate, amounts presented in this Report give retroactive effect to the Distribution for all periods presented, including net earnings per share, book value per share and shares outstanding.  Both before and after the Distribution, there were no dilutive or complex equity instruments or securities outstanding at any time.

(c)

In 2015, the company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740), which requires an entity to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating into current and noncurrent amounts. The Company applied the new guidance retrospectively to all prior periods presented in the financial statements and Selected Financial Data presented in this Item 6. As a result of the adoption, current deferred income tax assets of $3.2 million and $3.0 million were reclassified as a reduction of non-current deferred tax liabilities in our December 31, 2014 and 2013, respectively, consolidated balance sheets.

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

Our wines are primarily sold to wholesale distributors, who then sell to retailers and restaurants.  As permitted under federal and local regulations, we have also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the internet and direct outreach to customers. Direct sales to consumers are more profitable for the Company as we are able to sell our products at a price closer to retail prices rather than the wholesale price sold to distributors. From time to time, we may sell grapes or bulk wine, because the wine does not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use.  When these sales occur, they may result in a loss.

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

At December 31, 2016, wine inventory includes approximately 0.9 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Inventory—Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out method.  Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory.  In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.  As required, Crimson reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value.  Crimson’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.  Reductions to the carrying value of inventories are recorded in cost of sales.  If future demand and/or pricing for Crimson’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability.  Inventory write-downs of $0.2 million, $0.3 million and $0.5 million were recorded during the years ended December 31, 2016, 2015 and 2014, respectively.

Vineyard Development Costs—Crimson capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards.  These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises.  Amortization of such costs as annual crop costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years.  As circumstances warrant, Crimson re-evaluates the recoverability of capitalized costs, and will record impairment charges if required.  Crimson has not recorded any significant impairment charges for its vineyards during the three year period ended December 31, 2016.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Long-lived assets consist primarily of property and equipment and intangible assets with definite lives.  Circumstances that might cause the Company to evaluate its long-lived assets for impairment could include a significant decline in the prices the Company or the industry can charge for its products, which could be caused by general economic or other factors, changes in laws or regulations that make it difficult or more costly for the Company to distribute its products to its markets at prices which generate adequate returns, natural disasters, significant decrease in the demand for the Company’s products or significant increases in the costs to manufacture the Company’s products.

Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group).  This would typically be at the winery level which is described above.

The Company did not recognize any impairment charges associated with long-lived assets during the three year period ended December 31, 2016.

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

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

Net Sales

	Year Ended December 31,
(in thousands, except percentages)	2016	2015	Increase	% change
Wholesale	$36,946	$36,253	$693	2%
Direct to consumer	23,099	21,310	1,789	8%
Other	4,576	3,414	1,162	34%
Total net sales	$64,621	$60,977	$3,644	6%

Wholesale net sales increased $0.7 million, or 2%, in 2016 as compared to 2015.  The increase in the current year was driven by export net revenue growth of 16% and decreased price support. These increases were partially offset by a temporary shift in product mix to lower priced products during the current year, including the close out of certain lower-priced wines.

Direct to consumer net sales increased $1.8 million, or 8%, in 2016 as compared to 2015. The increase in the current year was primarily driven by higher average spend per visitor in our tasting rooms and price increases in all direct to consumer channels, partially offset  by a shift in product mix. In the current year, tasting room net sales increased $0.7 million, wine club net sales increased $0.6 million and e-commerce and special events combined net sales increased $0.5 million.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall increase of $1.2 million, or 34%, in 2016 as compared to 2015. The increase in the current year was driven by a higher volume of higher priced bulk wine sales.

Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Wholesale	$16,683	$17,326	$(643)	-4%
Wholesale gross margin percentage	45%	48%
Direct to consumer	16,270	15,246	1,024	7%
Direct to consumer gross margin percentage	70%	72%
Other	15	(41)	56	137%
Total gross profit	$32,968	$32,531	$437	1.3%

Wholesale gross profit decreased $0.6 million, or 4%, in 2016 as compared to 2015.  Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased approximately 264 basis points in the current year driven primarily by a shift in product mix to lower margin products, including the close out of lower priced and lower margin wines, and expected lower margins on the inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.

Direct to consumer gross profit increased $1.0 million, or 7%, in 2016 as compared to 2015. Gross margin percentage decreased approximately 111 basis points in the current year, which was driven primarily by higher costs related to the transition to new vintage products and lower margins on the inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting, partially offset by price increases in all direct to consumer channels.

Other gross profit includes bulk wine and grape sales, event fees, non-wine retail sales and inventory write-downs which reflected an overall increase of $0.1 million or 137%, in 2016 as compared to 2015. The overall increase was primarily driven by improved margins on a higher volume of bulk wine and grape sales.

Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2016	2015	Increase	% change
Sales and marketing	$15,834	$14,197	$1,637	12%
General and administrative	10,653	10,543	110	1%
Total operating expenses	$26,487	$24,740	$1,747	7%

Sales and marketing expenses increased $1.6 million, or 12%, in 2016 as compared to 2015.  The increase was primarily to support new initiatives,  including the addition of the Estates Wine Room in December 2015 and the acquisition of Seven Hills Winery in January 2016, which resulted in increased compensation costs, professional fees, travel related costs, office related expenses and other one-time acquisition related costs. These increases were partially offset by a decrease in event related costs and public relations special programs.

General and administrative expenses increased $0.1 million, or 1%, in 2016 as compared to 2015.  The increase was primarily driven by operating expenses and one-time acquisition related professional fees associated with Seven Hills Winery, depreciation associated with the Estates Wine Room and related leasehold improvements, depreciation and other costs associated with technology enhancements to support planned business growth and compensation. These increases were partially offset by a decrease in office related expenses and several other general and administrative items.

Other Income (Expense)

	Year Ended December 31,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Interest expense	$(840)	$(252)	$588	233%
Other income (expense), net	498	334	164	49%
Total	$(342)	$82	$(424)	-517%

Interest expense increased $0.6 million, or 233%, in 2016 as compared to 2015.  The increase relates to interest expense incurred for the entire year in 2016 on the term loan entered into with American AG Credit during November 2015.

Other income increased $0.2 million, or 49%, in 2016 as compared to 2015.  The increase primarily related to higher interest income on our short-term investments.

Income Tax Provision

Our income tax provision decreased $0.2 million, or 7%, in 2016 as compared to 2015. The effective tax rate was 44.4% for 2016 as compared to 35.4% for 2015. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate in 2016 was primarily attributable to state taxes, including an adjustment to a state deferred tax asset related to the expiration of net operating loss carryforwards.  The difference between the consolidated effective income tax rate and the U.S. federal statutory rate in 2015 was primarily attributable to state taxes, partially offset by permanent items which primarily consisted of adjustments to prior period deferred tax liabilities.

Comparison of Years Ended December 31, 2015 and 2014

Net Sales

	Year Ended December 31,
(in thousands, except percentages)	2015	2014	Increase (Decrease)	% change
Wholesale	$36,253	$33,811	$2,442	7%
Direct to consumer	21,310	20,343	967	5%
Other	3,414	3,960	(546)	-14%
Total net sales	$60,977	$58,114	$2,863	5%

Wholesale net sales increased $2.4 million, or 7%, in 2015 as compared to 2014. The increase in 2015 was driven by domestic volume growth of 10% and increased pricing, partially offset by a slight decline in export volume of 2% and increased price support.

Direct to consumer net sales increased $1.0 million, or 5%, in 2015 as compared to 2014. The increase was primarily driven by price increases and shifts towards higher priced retail channels.  In 2015, wine club net sales increased $1.0 million and tasting room and e-commerce combined net sales increased $0.l million, partially offset by a decrease in special events net sales of $0.1 million.

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

Wholesale gross profit increased $0.8 million, or 5%, in 2015 as compared to 2014. Gross margin percentage decreased approximately 120 basis points in 2015 driven primarily by shifts in product mix and increased price support.

Direct to consumer gross profit increased $1.0 million, or 7%, in 2015 as compared to 2014. Gross margin percentage increased approximately 136 basis points in 2015, which was driven by price increases, a shift towards higher priced products and channels and lower costs related to the transition to new vintage products that carry a lower average cost.

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

General and administrative expenses increased $0.3 million, or 3%, in 2015 as compared to 2014.  The increase in 2015 was driven by increased salaries and related recruiting costs to manage growth, costs associated with a new corporate office and related depreciation of leasehold improvements and depreciation and other costs associated with technology enhancements to support planned business growth. These increases were partially offset by a $1.0 million decrease in severance related expense due to severance paid during 2014, $0.8 million of which was paid to the former Chief Executive Officer upon his resignation during the fourth quarter of 2014.

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

Income Tax Provision

Our income tax provision decreased $1.1 million, or 27%, in 2015 as compared to 2014. The effective tax rate was 35.4% for 2015 as compared to 43.6% for 2014. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate in 2015 was primarily attributable to state taxes, partially offset by permanent items which primarily consisted of adjustments to prior period deferred tax liabilities. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate in 2014 was primarily attributable to state taxes and prior period adjustments, partially offset by a release of a valuation allowance.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash, funds generated from operations and its revolving credit facility. The Company’s primary cash needs are to fund working capital requirements and capital expenditures.

Credit Facilities

In March 2013, Crimson entered into a $60.0 million revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together is secured by substantially all of Crimson’s assets. The revolving credit facility is for up to $10.0 million of availability in the aggregate for a five-year term, and the term revolving credit facility is for up to $50.0 million in the aggregate for a fifteen year term. All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangibles. In addition to unused line fees ranging from 0.25% to 0.375%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. Effective October 1, 2015 the unused line fees range from 0.15% to 0.25%. The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets. No amounts have been borrowed under the revolving credit facility to date.

On November 10, 2015, Pine Ridge Winery, LLC (“Borrower”), a wholly-owned subsidiary of Crimson entered into a senior secured term loan agreement (the “term loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the term loan bear a fixed interest rate of 5.24% per annum.

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

The full $16.0 million was drawn at closing and the term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2016, $15.3 million in principal was outstanding, net of unamortized loan fees of $0.1 million.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Cash provided by (used in):	2016	2015	2014
Operating activities	$10,173	$8,713	$8,928
Investing activities	(20,446)	(18,190)	(8,923)
Financing activities	(3,265)	14,536	-

Cash provided by operating activities

Net cash provided by operating activities was $10.2 million in 2016, consisting primarily of $3.3 million of net income adjusted for non-cash items such as $8.2 million of depreciation and amortization, $2.8 million of deferred income tax provision and $4.6 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in inventory, excluding inventory acquired in the Seven Hills Winery acquisition, partially offset by an increase in accounts payable and expense accruals and a decrease in accounts receivable.

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

Cash used in investing activities

Net cash used in investing activities was $20.4 million in 2016, consisting primarily of capital expenditures of $14.9 million and $7.3 million of cash paid in the acquisition of Seven Hills Winery, partially offset by net redemptions of available for sale investments of $1.8 million. Capital expenditures of $14.9 million includes $5.3 million in strategic land and vineyard acquisitions, $2.9 million of costs related to the buildout of the recently announced winemaking facility in West Richland, Washington (the “Washington Winemaking Facility”) and other planned purchases associated with ongoing business activities. We expect to use our available cash and cash flows generated from operating activities to fund capital expenditures.

Net cash used in investing activities was $18.2 million in 2015, consisting primarily of net purchases of available for sale investments of $9.8 million and capital expenditures of $8.6 million.  Capital expenditures reflect investments in infrastructure and leasehold improvement projects, including expansion of the fermentation capacity at Seghesio Family Vineyards and technological enhancements related to growth.

Net cash used in investing activities was $8.9 million in 2014, consisting primarily of capital expenditures of $7.7 million and net purchases of available for sale investments of $5.3 million, partially offset by proceeds from disposals of property and equipment of $4.0 million. Proceeds from disposals of property and equipment in 2014 included $3.9 million received from the sale of a non-strategic parcel of land.

Cash used in or provided by financing activities

Net cash used in financing activities in 2016 was $3.3 million, which reflects the repurchase of shares of our common stock at a repurchase price totaling $2.6 million and principal payments on our term loan of $0.6 million.

Net cash provided by financing activities in 2015 was $14.5 million, which reflects gross proceeds of $16.0 million from the issuance of the term loan in 2015 partially offset by the repurchase of shares of our common stock at a repurchase price of $1.4 million and payment of loan fees of $0.1 million related to the issuance of the term loan.

Share Repurchases

In March 2014, the Board of Directors of Crimson authorized a share repurchase program (the “2014 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the share 2014 Repurchase Program, any repurchased shares are constructively retired. During the year ended December 31, 2015, the Company repurchased 151,812 shares under the 2014 Repurchase Program which were constructively retired at an original repurchase cost of $1.4 million. During the year ended December 31, 2016, the Company repurchased 76,710 shares under the 2014 Repurchase Program which were constructively retired at an original repurchase cost of $0.6 million. On February 29, 2016, the 2014 Repurchase Program was completed (See Item 5 in this Report).

In March 2016, the Board of Directors of the Company authorized a second share repurchase program (the “2016 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2016 Repurchase Program, any repurchased shares are constructively retired. During the year ended December 31, 2016, the Company repurchased 232,461 shares under the 2016 Repurchase Program which were constructively retired at an original repurchase cost of $2.0 million. On November 14, 2016, the 2016 Repurchase Program was completed (See Item 5 in this Report).

In November 2016, the Board of Directors of the Company authorized a third share repurchase program (the “2017 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2017 Repurchase Program, any repurchased shares are constructively retired. No shares were repurchased under the 2017 Repurchase Program during the year ended December 31, 2016.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2016 (in thousands):

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Grape purchase contracts	$23,732	$9,203	$9,427	$2,873	$2,229
Operating leases	1,015	293	588	133	1
Total contractual cash obligations	$24,747	$9,496	$10,015	$3,006	$2,230

Off-Balance Sheet Financing Arrangements

None.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Crimson does not currently have any exposure to financial market risk.  Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates. As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and a term loan. The revolving credit facility had no outstanding balance as of December 31, 2016, and has interest at floating rates on borrowings. The term loan had $15.4 million outstanding at December 31, 2016, and is a fixed-rate debt, and therefore is not subject to fluctuations in market interest rates.

Item 8.       Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.       Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2016.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.  For so long as we qualify as an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

As of March 15, 2017, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

Ian M. Cumming, age 76.  Mr. Cumming has served as a director since March 1994 and Chairman of Crimson from April 2008 to June 2015. He has been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986, and a director of HomeFed Corporation ("HomeFed"), a California residential real estate development company, since May 1999. Mr. Cumming currently serves as a director of American Investment Company, a family-owned investment company with diversified holdings. Mr. Cumming previously served as a director of Leucadia until July 2013 and was Chairman of the Board until March 2013. He also previously served as a director of Jefferies Group, Inc. ("Jefferies"), a full service global investment bank and institutional securities firm that was acquired by Leucadia in March 2013. Mr. Cumming also previously served as a director of Fortescue Metals Group Ltd. ("Fortescue"), AmeriCredit Corp. and Mueller industries, Inc. ("Mueller"), the Chairman of the Board of The FINOVA Group Inc. ("Finova"), and a member of the Board of Managers of Premier Entertainment Biloxi, LLC. ("Premier "). Mr. Cumming has managerial and investing experience in a broad range of businesses through his more than 30 years as Chairman and Chief Executive Officer of Leucadia. He also has experience serving on the boards of directors and committees of both public and private entities.

Joseph S. Steinberg, age 73,  was elected as a director in February 2013. Mr. Steinberg has been President of Leucadia National Corporation since January 1979, a director of Leucadia since December 1978 and Leucadia's Chairman of the Board since March 2013. Mr. Steinberg has been a director of HomeFed Corporation since August 1998 and Chairman of the Board of HomeFed since December 1999. Mr. Steinberg is also a director of Jefferies LLC. Mr. Steinberg had previously served as a director of Jordan Industries, Inc., White Mountains Insurance Group, Ltd., The Finova Group, Inc., Fortescue Metals Group Ltd. and Mueller Industries, Inc., and was a member of the Board of Managers of Premier Entertainment Biloxi LLC. Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia. He also has experience serving on the boards and committees of both public and private companies.

John D. Cumming, age 49.  Mr. Cumming was elected as Chairman of Crimson in June 2015 after serving as a director since February 2013. Mr. Cumming is the chairman, CEO, and president of POWDR Adventure Lifestyle Co. (“POWDR”), which owns nine mountain resorts, four Woodward Youth experiences, event company Human Movement Inc., river rafting company Sun Country Tours, and Outside Television. In addition to leading POWDR, Mr. Cumming holds many positions in related fields, including chairman of Outside Television and director of American Investment Company. He is the former chairman of The Park City Community Foundation and former director of the United States Ski and Snowboard Association Foundation. Mr. Cumming has managerial and investing experience in a broad range of businesses through his service as a senior executive and director of POWDR, his involvement as a founding shareholder of Mountain Hardwear and his tenure on various boards of directors. Ian M. Cumming is the father of John D. Cumming.

Avraham M. Neikrug, age 47,  was elected as a director in February 2013. Mr. Neikrug has been the Managing Partner of Goldenhill Ventures LLC, a private investment firm that specializes in buying and building businesses in partnership with management, since June 2011. Mr. Neikrug has served as Vice President in Goldenhill Ventures LLC since June 2011 and Spin Holdings LLC since December 1999. Mr. Neikrug has managerial and investing experience in a broad range of businesses through his founding and operating of JIR Inc., a company involved in the development of regional cable television throughout Russia, JIRP, a business-to-business internet service provider (ISP) based in Austria, and M&A Argentina, a private equity effort in Argentina. Avraham M. Neikrug’s father is a first cousin to Joseph S. Steinberg.

Douglas M. Carlson, age 60,  was elected as a director in March 2013.  Mr. Carlson was elected CEO and Chairman of Tommy's Superfoods, LLC in August 2015. Tommy's is in the frozen vegetables business and is quickly becoming a national brand in the US with 10 different and creative seasoned blends of vegetables.  From October 2013 to July 2015, Mr. Carlson was the Executive Vice President and Chief Marketing Officer of NOOK Media LLC, a subsidiary of Barnes & Noble, Inc.  From April 2010 to September 2013, Mr. Carlson was Managing Partner of Rancho Valencia Resort & Spa, a tennis resort that includes fractional real estate.  Prior to that, Mr. Carlson was Executive Chairman and Managing Director of Zinio, LLC and VIV Publishing, a digital publishing, retail and distribution platform for magazines, since 2005.  Mr. Carlson co-founded FIJI Water Company LLC, Inc. in 1996 and served as its Chief Executive Officer from 1996 to 2005.  Prior to joining FIJI, Mr. Carlson served as the Senior Vice President and Chief Financial Officer for The Aspen Skiing Company, from 1989 to 1996.  Mr. Carlson has managerial and investing experience both within and outside the hospitality industry, as well as having been a certified public accountant.

Craig D. Williams, age 66,  was elected as a director in March 2013.  Mr. Williams was the owner of Craig Williams Wine Company, a consulting business focused on winemaking and viticulture, from 2008 to 2015.  From 1976 to 2008, Mr. Williams held a variety of winemaking roles at Joseph Phelps Vineyards, rising to Senior Vice President of Winegrowing, responsible for all viticulture and winemaking activities, from 1999 to 2008.  Mr. Williams has managerial experience and experience in multiple aspects of the wine business. In January 2015, Mr. Williams joined Crimson Wine Group as the Chief Winegrower & Chief Operating Officer.

Francesca Schuler, age 49,  was elected as a director on March 11, 2016.  Ms. Schuler is currently the Chief Marketing Officer (CMO) at In-Shape Health Clubs. Prior to joining In-Shape, Ms. Schuler was the CMO of BevMo!. She joined BevMo! from Treasury Wine Estates Americas where she was CMO, managing a wine portfolio of over 50 brands.  Prior to this, Ms. Schuler was the head of Marketing for Method Products, Inc., the VP of Global Brand Management at the Gap and a partner at Marakon Associates, a boutique management consulting firm, where she advised consumer and retail companies. Early in her career, she held several marketing and sales positions at the E&J Gallo Winery.  Ms. Schuler has over 20 years of experience leading and managing multi-channel businesses and has focused on brand strategy, portfolio management, product development and innovation, e-commerce and digital strategy, CRM, and sales.

Patrick M. DeLong, age 52.  Mr. DeLong has served as President and Chief Executive Officer of Crimson since November 2014 and served as Chief Financial & Operating Officer of Crimson from July 2007 through November 2014.  Mr. DeLong served as the Senior Vice President & CFO of Icon Estates, which was a fine wine division of Constellation Brands, Inc., from 2004 to 2006.  Mr. DeLong was at the Robert Mondavi Corporation in a variety of roles from 1998 to 2004, including Senior Vice President of Finance & Planning.

Shannon B. McLaren, age 40.  Ms. McLaren has served as Chief Financial Officer of Crimson since April 2015.  Ms. McLaren served as the Senior Corporate Controller of Wente Family Estates from 2011 to 2015.  Ms. McLaren held positions in both Financial Planning and Analysis and Corporate Accounting at The Clorox Company from 2007 to 2011. Ms. McLaren was Senior Internal Auditor at Altera Corporation from 2006 to 2007. Ms. McLaren was at KPMG from 1999 to 2006 in a variety of roles, including Manager of Assurance.

Mike S. Cekay, age 45.  Mr. Cekay has served as Senior Vice President of Global Sales of Crimson since May 2012.  Mr. Cekay served as the Executive Vice President, Global Sales Manager of Don Sebastiani & Sons from 2009 to 2012.  Mr. Cekay was Vice President of Sales at Future Brands LLC from 2007 to 2009.  Mr. Cekay was Divisional Sales Vice President for Beam Wine Estates from 2005 to 2007.

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

Stock Ownership Requirements

We do not have a formal stock ownership requirement, although three of our directors, Mr. Steinberg, Ian M. Cumming and John D. Cumming, respectively, beneficially own approximately 10.1%, 9.8% and 0.4% of our outstanding common stock as of March 3,  2017.

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

Summary Compensation Table

The following table shows, for fiscal years 2016 and 2015, all of the compensation earned by, awarded to or paid to our principal executive officer and our two other highest paid executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Bonus	All Other Compensation (2)	Total
Patrick M. DeLong,	2016	$345,000	$225,000	$23,268	$593,268
President and Chief Executive Officer	2015	$340,000	$200,000	$21,768	$561,768

Craig D. Williams,	2016	$230,000	$115,000	$17,268	$362,268
Chief Operating Officer and Chief Winegrower	2015	$225,000	$35,000	$8,790	$268,790

Mike S. Cekay,	2016	$285,000	$80,000	$21,768	$386,768
Senior Vice President of Sales	2015	$275,000	$75,000	$21,768	$371,768

(1)	Base salary under employment agreements with subsequent increases at the Board of Director’s sole discretion.
(2)	Includes 401k contributions, health club reimbursements and car allowance paid by the Company.

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

Craig D. Williams. On December 31, 2014, we entered into an agreement with Mr. Williams. The agreement continues until terminated by us or Mr. Williams at any time and for any reason or for no reason with or without notice. Mr. Williams is eligible for an annual bonus in an amount to be determined by us in our discretion.  The amount of any annual bonus will be based upon our performance and Mr. Williams’ performance, as determined by us, against goals mutually agreed upon between Mr. Williams and us. Mr. Williams is also eligible to participate in standard company benefits. Effective July 1, 2015, Mr. Williams became eligible to receive a car allowance benefit of $1,400 per month. Mr. Williams is not entitled to any benefits if his employment is terminated or upon other events.

Potential Payments on Termination or Change of Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s employment agreement if, as of December 31, 2016, their employment had been terminated (including termination in connection with a change in control).  Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different.  Factors that could affect these amounts include the timing during the year of any such event.

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

Director Compensation

As approved in March 2013, our non-employee directors receive an annual retainer of $25,000 for serving on the Board of Directors and a per meeting fee of $2,500 for each Board or committee meeting attended in person.  Mr. Carlson receives an additional $26,000 annually for serving as Chairman of the Audit Committee, and Mr. Neikrug receives an additional $17,000 annually for serving on the Audit Committee.  Commencing January 1, 2015, Mr. Williams became an employee of the Company and ceased being eligible to receive separate compensation as a director. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings. The 2016 director compensation for our non-employee directors is set forth below.

Director Compensation Table
Name	Fees paid in cash	All Other Compensation	Total
Non-Employee Directors
Ian M. Cumming	$35,000	$-	$35,000
Joseph S. Steinberg	$35,000	$-	$35,000
John D. Cumming	$35,000	$-	$35,000
Francesca H. Schuler (1)	$23,911	$-	$23,911
Non-Employee Directors - Audit Committee Members
Avraham M. Neikrug	$52,000	$-	$52,000
Douglas Carlson	$58,500	$-	$58,500

(1)	Francesca H. Schuler’s 2016 annual retainer was prorated as of her election date, March 11, 2016.

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

Present Beneficial Ownership

Set forth below is certain information as of March 3,  2017, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common shares, which is our only class of voting securities, (2) each director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by our directors and (5) all of our executive officers and directors as a group.  The percentage ownership information under the column entitled “Percent of Class” is based on 23,997,385 shares of common stock outstanding as of March 3,  2017.  Unless otherwise stated, the business address of each person listed is c/o Crimson Wine Group, 2700 Napa Valley Corporate Drive, Suite B, Napa, CA 94558.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Named directors and executive officers
Joseph S. Steinberg	2,417,088	(a)	10.1%
Ian M. Cumming	2,362,511	(b)	9.8%
John D. Cumming	103,280		0.4%
Douglas M. Carlson	5,000		*
Avraham M. Neikrug	4,030	(c)	*
Francesca Schuler	1,500		*
Patrick M. DeLong	10,500		*
Craig D. Williams	1,000		*
Shannon B. McLaren	100		*
Mike S. Cekay	-		-
All directors and executive officers as a group (10)	4,905,009		20.4%

5% or greater stockholder
Cumming Foundation	18,321	(d)	*
John D. Cumming Family Foundation	9,166	(e)	*
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	33,000	(f)	0.1%
Beck, Mack & Oliver LLC	3,150,838	(g)	13.1%
360 Madison Avenue
New York, NY 10014
Mario J. Gabelli	1,225,503	(h)	5.1%
One Corporate Center
Rye, New York 10580-1435

*	Less than 0.1%.
(a)

Includes 13,920 (0.1%) shares of common stock beneficially owned by Mr. Steinberg’s wife and daughter, 1,876,239 (7.8%) shares of common stock held by corporations that are wholly owned by Mr. Steinberg, or held by corporations that are wholly owned by family trusts as to which Mr. Steinberg has sole voting and dispositive control, or held by such trusts, and 233,970 (1.0%) shares of common stock held in a trust for the benefit of Mr. Steinberg’s children as to which Mr. Steinberg may be deemed to be the beneficial owner.

(b)	Includes 21,600 (0.1%) common shares beneficially owned by Mr. Cumming’s wife, as to which Mr. Cumming may be deemed to be the beneficial owner.
(c)	Includes 30 shares of common stock owned of record by Mr. Neikrug’s minor son.
(d)	Mr. Ian Cumming is a trustee and President of the Cumming Foundation, a private charitable foundation, and disclaims beneficial ownership of the shares of common stock held by the foundation.
(e)

Mr. John D. Cumming is President and a director of the John D. Cumming Family Foundation, a private charitable foundation, and disclaims beneficial ownership of the shares of common stock held by the foundation.

(f)	Mr. Steinberg and his wife are the trustees of the charitable trust. Mr. Steinberg and his wife disclaim beneficial ownership of the shares of common stock held by the charitable trust.
(g)	Based on Schedule 13G filed by Beck, Mack & Oliver LLC with the SEC on January 31, 2017.
(h)

Based on Schedule 13D filed by Mr. Gabelli with the SEC on March 3, 2016.  All shares are held directly or indirectly in entities that Mr. Gabelli either controls or for which he acts as chief investment officer, including 345,000 shares (1.4%) owned by GAMCO Asset Management Inc., 370,503 shares (1.5%) owned by Gabelli Funds, LLC and 510,000 shares (2.1%) owned by Teton Advisors, Inc.

As of March 3,  2017, Cede & Co. held of record 19,754,991shares of our common stock (approximately 82.3% of our total common stock outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

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

The following table sets forth the aggregate fees incurred by us for the following periods relating to our independent accounting firm, Moss Adams LLP:

	Year Ended December 31,
	2016	2015
Audit Fees (1)	$287,000	$296,100
Audit Related Fees	7,500	5,100
Total	$294,500	$301,200

(1)	Audit fees for the years ended December 31, 2016 and 2015 included one-time fees of $19,000 and $45,000, respectively.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

2
3
(a)(1)	Financial Statements.	Page Reference

Report of Independent Registered Public Accounting Firm		F-1
Consolidated Balance Sheets at December 31, 2016 and 2015		F-2
Consolidated Income Statements for the years ended December 31, 2016, 2015 and 2014		F-3
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014		F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014		F-5
Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014		F-6
Notes to Consolidated Financial Statements		F-7

(a)(2)	Financial Statement Schedules.

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

10.12	Asset Purchase Agreement, dated January 27, 2016, by and between Crimson Wine Group, Ltd. and Seven Hills Winery, LLC (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 15, 2016).* ±

10.13	Offer Letter between Crimson Wine Group, Ltd. and Craig D. Williams, dated December 23, 2014 (filed as Exhibit 10.13 to the Company’s Form 10-K filed on March 15, 2016).* +

21.1	List of Subsidiaries of Crimson Wine Group, Ltd. (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

Financial statements from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Income Statements, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.**

*	Incorporated by reference.

**	Furnished herewith.

+	Management Employment Contract or Compensatory Plan/Arrangement.

±

List of exhibits and schedules to the Asset Purchase Agreement were omitted from the filing incorporated by reference. The Registrant hereby undertakes to furnish any such exhibits and schedules to the Commission supplementary upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON WINE GROUP, LTD.

Date: March 15, 2017	By:	/s/ Patrick M. DeLong
Name: Patrick M. DeLong
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

4
Date	Signature	Title

March 15, 2017 By:	/s/ Patrick M. DeLong	President and Chief Executive Officer
	Patrick M. DeLong	(Principal Executive Officer)

March 15, 2017 By:	/s/ Craig D. Williams	Director, Chief Operating Officer and Chief Winegrower
Craig D. Williams

March 15, 2017 By:	/s/ Shannon B. McLaren	Chief Financial Officer
	Shannon B. McLaren	(Principal Financial and Accounting Officer)

March 15, 2017 By:	/s/ John D. Cumming	Chairman of the Board of Directors
John D. Cumming

March 15, 2017 By:	/s/ Ian M. Cumming	Director
Ian M. Cumming

March 15, 2017 By:	/s/ Joseph S. Steinberg	Director
Joseph S. Steinberg

March 15, 2017 By:	/s/ Avraham M. Neikrug	Director
Avraham M. Neikrug

March 15, 2017 By:	/s/ Douglas M. Carlson	Director
Douglas M. Carlson

March 15, 2017 By:	/s/ Francesca Schuler	Director
Francesca Schuler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Crimson Wine Group, Ltd.

We have audited the accompanying consolidated balance sheets of Crimson Wine Group, Ltd. and subsidiaries (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crimson Wine Group, Ltd. and subsidiaries, as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Santa Rosa, California

March 15,  2017

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$4,795	$18,333
Investments available for sale	23,754	25,423
Accounts receivable, net	5,061	6,121
Inventory	66,856	55,636
Other current assets	1,729	1,851
Total current assets	102,195	107,364
Property and equipment, net	123,261	111,635
Goodwill	1,262	1,053
Intangible assets and other non-current assets	14,779	15,894
Total non-current assets	139,302	128,582
Total assets	$241,497	$235,946
Liabilities
Current liabilities:
Accounts payable	$5,863	$3,936
Accrued compensation related expenses	2,428	2,504
Other accrued expenses	3,501	2,584
Customer deposits	367	385
Current portion of long-term debt, net of unamortized loan fees	634	633
Total current liabilities	12,793	10,042
Long-term debt, net of current portion and unamortized loan fees	14,648	15,282
Deferred rent, non-current	95	120
Deferred tax liability	6,396	3,642
Total non-current liabilities	21,139	19,044
Total liabilities	33,932	29,086
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,997,385
and 24,306,556 shares issued and outstanding at December 31, 2016 and 2015, respectively	240	243
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive income (loss)	5	(47)
Accumulated deficit	(70,200)	(70,856)
Total equity	207,565	206,860
Total liabilities and equity	$241,497	$235,946

The accompanying notes are an integral part of these consolidated financial statements

CRIMSON WINE GROUP, LTD.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Net sales	$64,621	$60,977	$58,114
Cost of sales	31,653	28,446	27,170
Gross profit	32,968	32,531	30,944
Operating expenses:
Sales and marketing	15,834	14,197	13,227
General and administrative	10,653	10,543	10,240
Administrative service fees paid to Leucadia National Corporation	-	-	9
Total operating expenses	26,487	24,740	23,476
Net loss (gain) on disposals of property and equipment	242	(59)	(1,553)
Income from operations	6,239	7,850	9,021
Other income (expense):
Interest expense	(840)	(252)	(152)
Other income (expense), net	498	334	(8)
Total other income (expense), net	(342)	82	(160)
Income before income taxes	5,897	7,932	8,861
Income tax provision	2,619	2,806	3,861
Net income	$3,278	$5,126	$5,000
Basic and fully diluted weighted-average shares outstanding	24,124	24,434	24,458
Basic and fully diluted earnings per share	$0.14	$0.21	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2016	2015	2014
Net income	$3,278	$5,126	$5,000
Other comprehensive loss:
Net unrealized holding gains (losses) on investments arising during the period, net of tax	52	(8)	(9)
Comprehensive income	$3,330	$5,118	$4,991

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2016	2015	2014
Net cash flows from operating activities:
Net income	$3,278	$5,126	$5,000
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	6,691	5,913	5,555
Amortization of intangible assets	1,556	1,514	1,514
Amortization of loan fees	7	1	-
Loss on write-down of inventory	207	288	517
Provision for doubtful accounts	-	17	4
Net loss (gain) on disposal of property and equipment	242	(59)	(1,553)
Deferred rent	(18)	(3)	123
Decrease in net deferred tax asset valuation allowance	-	-	(265)
Provision for deferred income tax	2,772	2,589	3,848
Net change in operating assets and liabilities:
Accounts receivable	1,292	(354)	(644)
Inventory	(7,279)	(6,331)	(5,817)
Other current assets	122	(957)	161
Other non-current assets	159	(108)	6
Accounts payable and expense accruals	1,162	1,095	404
Customer deposits	(18)	(18)	75
Net cash provided by operating activities	10,173	8,713	8,928
Net cash flows from investing activities
Acquisition of Seven Hills Winery	(7,320)	-	-
Purchase of investments available for sale	(5,750)	(36,479)	(9,500)
Redemption of investments available for sale	7,500	26,729	4,250
Acquisition of property and equipment	(14,929)	(8,632)	(7,664)
Proceeds from disposals of property and equipment	53	192	3,991
Net cash used in investing activities	(20,446)	(18,190)	(8,923)
Net cash flows from financing activities:
Proceeds from issuance of term loan	-	16,000	-
Principal payments on long-term debt	(640)	-	-
Repurchase of common stock	(2,625)	(1,378)	-
Payment of loan fees	-	(86)	-
Net cash (used in) provided by financing activities	(3,265)	14,536	-
Net (decrease) increase in cash and cash equivalents	(13,538)	5,059	5
Cash and cash equivalents - beginning of period	18,333	13,274	13,269
Cash and cash equivalents - end of period	$4,795	$18,333	$13,274
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$722	$138	$152
Income tax payments (refunds), net	$-	$569	$448
Non-cash investing and financing activity:
Unrealized holding losses (gains) on investments, net of tax	$52	$(8)	$(9)
Acquisition of property and equipment accrued but not yet paid	$1,098	$342	$-
Contingent consideration for the acquisition of Seven Hills Winery	$610	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2013	24,458,368	$245	$277,520	$(30)	$(79,606)	$198,129
Net income					5,000	5,000
Other comprehensive loss				(9)		(9)
Balance, December 31, 2014	24,458,368	245	277,520	(39)	(74,606)	203,120
Net income					5,126	5,126
Other comprehensive loss				(8)		(8)
Repurchase of common stock	(151,812)	(2)			(1,376)	(1,378)
Balance, December 31, 2015	24,306,556	243	277,520	(47)	(70,856)	206,860
Net income					3,278	3,278
Other comprehensive income				52		52
Repurchase of common stock	(309,171)	(3)			(2,622)	(2,625)
Balance, December 31, 2016	23,997,385	$240	$277,520	$5	$(70,200)	$207,565

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.

Notes to Consolidated Financial Statements

1.	Explanatory Note

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

Crimson is in the business of producing and selling ultra-premium plus wines (i.e., wines that retail for over $15 per 750ml bottle).  Crimson is headquartered in Napa, California and through its wholly-owned subsidiaries owns six wineries: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards, Seghesio Family Vineyards, Double Canyon and Seven Hills Winery.  Pine Ridge was acquired in 1991 and has been conducting operations since 1978, Crimson started Archery Summit in 1993, Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973 and Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895.  Double Canyon vineyard land was acquired in 2005 and 2006 and is located in the Horse Heaven Hills of Washington’s Columbia Valley. Since 2010, Double Canyon has produced wines in a third party custom crush facility, and in July of 2016 the Company announced it is building a winemaking facility in West Richland, Washington where Double Canyon will transition all its winery production activities in-house. Seven Hills Winery, which has been conducting operations since 1988, was acquired in the first quarter of 2016 and is located in Walla Walla, Washington.

Pine Ridge Vineyards owns 158 acres, and controls through leasing arrangements an additional 2 acres, of estate vineyards in five Napa Valley appellations – Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain.  Approximately 153 acres are currently planted and producing grapes.  Archery Summit owns 106 acres, and controls through leasing arrangements an additional 17 acres, of estate vineyards in the Willamette Valley, Oregon.  Approximately 108 acres are currently planted and producing grapes.  Chamisal Vineyards owns 97 acres of vineyards in the Edna Valley, California, of which 84 acres are currently planted and producing grapes.  Seghesio Family Vineyards owns 317 acres of vineyards in two Sonoma County appellations, the Alexander Valley and Russian River Valley, of which approximately 285 acres are currently planted and producing grapes. Double Canyon owns 185 acres of vineyards in the Horse Heaven Hills appellation in Washington, of which 107 acres are currently planted and producing grapes. The Company also owns Seven Hills Vineyard, which encompasses 109 acres of vineyards and apple orchards primarily in the Walla Walla Valley, of which 109 acres are currently planted.

Crimson’s revenue model is a combination of direct to consumer sales and wholesale distributor sales. The Company’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically and in over 30 countries throughout the world. References to cases of wine herein refer to nine-liter equivalent cases.

3.	Significant Accounting Policies

(a) Critical Accounting Estimates: The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  The following areas have been identified as critical accounting estimates because they have the potential to have a significant impact on the Company's consolidated financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won’t be known until a later date.  Actual results could differ from these estimates.

Inventory - Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out method.  Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory.  In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.  As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value.  The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.  Reductions to the carrying value of inventories are recorded in cost of sales.  If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability.  Inventory write-downs of $0.2 million, $0.3 million and $0.5 million were recorded during the years ended

December 31, 2016, 2015 and 2014, respectively.

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

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Long-lived assets consist primarily of property and equipment and intangible assets with definite lives.  Circumstances that might cause the Company to evaluate its long-lived assets for impairment could include a significant decline in the prices the Company or the industry can charge for its products, which could be caused by general economic or other factors, changes in laws or regulations that make it difficult or more costly for the Company to distribute its products to its markets at prices which generate adequate returns, natural disasters, significant decrease in demand for the Company’s products or significant increase in the costs to manufacture the Company’s products.

Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group).  This would typically be at the winery level which is described in Note 2 above.  The Company did not recognize any impairment charges associated with long-lived assets during the three year period ended December 31, 2016.

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

(c) Cash and cash equivalents:  The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents.  The Company had no short-term investments considered to be cash and cash equivalents at December 31, 2016 and 2015.

(d) Financial instruments and fair value: Investments available for sale include a  US Treasury Note and Certificates of Deposits at December 31, 2016, and 2015.  All of the Company’s available for sale securities are classified as either Level 1 or Level 2 (see ‘Fair value hierarchy’ section below) and are recorded at fair value. Available for sale securities that mature greater than 12 months from original investment are recorded as short-term because the securities represent the investment of funds that are available for current operations. Net unrealized gains and losses, net of tax, on available for sale securities are recorded in accumulated other comprehensive income (loss). Unrealized losses that are considered other than temporary are recorded in other income (expense) – net, with the corresponding reduction to the carrying basis of the investment.  No other than temporary losses were recorded during the three year period ended December 31, 2016.

Fair value hierarchy: In determining fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. We apply a hierarchy to categorize our fair value measurements broken down into three levels based on the transparency of inputs as follows:

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

(e) Accounts receivable:  Accounts receivable are reported at net realizable value.  The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.1 million at December 31, 2016 and 2015.  Interest is not accrued on past-due amounts.  Accounts are charged against the allowance to bad debt as they are deemed uncollectible based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends.

(f) Property and equipment:  Property and equipment are stated at cost and are depreciated using the straight-line method over the related assets estimated useful lives.  Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized.  Costs incurred developing vineyards are capitalized until the vineyard becomes commercially productive. Interest is capitalized during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. During the year ended December 31, 2016 capitalized interest was $0.1 million, and zero for both the years ended December 31, 2015 and 2014.

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

(h)  Concentrations of risk:  The Company sells the majority of its wine through distributors and retailers.  Receivables arising from these sales are not collateralized.  During the year ended December 31, 2016, sales to one customer accounted for approximately 12% of total sales. Amounts due from this customer represented 22% of net accounts receivable as of December 31, 2016.  During the year ended December 31, 2015, sales to two customers each accounted for approximately 15% and 10% of net sales,  and in the year ended December 31, 2014 sales to one customer accounted for approximately 15% of total sales.  Amounts due from these customers represented approximately 45% and 32% of net accounts receivable as of December 31, 2015 and 2014, respectively.

The Company maintains its cash in bank deposit accounts that, at times, may exceed FDIC insurance thresholds.

(i)  Revenue recognition:  The Company recognizes revenue from product sales upon shipment or delivery provided that persuasive evidence of an arrangement exists, which for sales to wholesalers is a purchase order, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations.  The cost of depletion allowances and price promotions are treated as reductions of revenues and can be reasonably estimated based upon experience.  Revenue from products sold through retail locations, wine clubs and the internet is recognized when the product is either received by the customer (on-site sales) or shipped to the customer (wine club and internet sales) and payment is received, based on published retail prices and applicable published discounts.  Revenue includes any shipping and handling costs billed to the customer, and such amounts are not expected to be sufficient to cover actual costs.

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

(k) Taxes not on income:  Excise taxes are levied by government agencies on the sale of alcoholic beverages, including wine.  These taxes are not collected from customers but are instead the responsibility of the Company.  Excise taxes of $1.2 million, $1.1  million and $1.0 million in the years ended December 31, 2016,  2015 and 2014, respectively, were recognized as a reduction to wine sales.  Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

(l) Advertising costs:  Advertising costs are expensed as incurred and were $0.3 million for both the years ended December 31, 2016 and 2015 and $0.2 million for the year ended December 31, 2014.

(m) Website and internal-use software costs: The Company capitalizes certain qualifying costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, consultants and payroll and payroll-related costs for employees during the application development stage. Internal and external costs incurred during the preliminary project stage and post implementation-operation stage, mainly training and maintenance costs, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. Once the application is substantially complete and ready for its intended use, qualifying costs are amortized on a straight-line basis over the software’s estimated useful life.

(n) Business combinations: Business combinations are accounted for using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to record the assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related costs are expensed as incurred. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the acquisition date, subsequent adjustments are recorded to the Company’s consolidated financial statements.

(o) Income taxes:  Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enacted date.

Net tax assets are recorded to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial results of operations. Prior to 2013, the Company had recorded a full valuation allowance related to its net deferred tax asset. As of December 31, 2016 and 2015, the Company determined it was more likely than not that it would be able to realize its deferred tax assets in the future, and therefore no valuation allowance has been recorded against its deferred tax assets.

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

(p) Recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606)

This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.

January 1, 2018, early adoption is permitted for the Company.

Currently, the Company does not expect the adoption of this ASU to have a material impact on its financial statements except that there are significant additional reporting requirements under the new standard.

ASU 2015-11, Inventory (Topic 330)

Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value.

		January 1, 2017, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.
ASU 2016-02, Leases (Topic 842)

Increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.

January 1, 2019, early adoption is permitted for the Company.

The Company is currently evaluating the impact of the pending adoption of this new standard on its financial statements and has yet to determine the overall impact this ASU is expected to have. Management currently anticipates recognizing a right-of-use asset and a lease liability associated with its long-term operating leases.

ASU 2016-08, Revenue from Contracts with Customers (Topic 606)

ASU 2016-08 amends the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer.

		January 1, 2018, early adoption is permitted for the Company.	See comments under ASU 2014-09 above.
ASU 2016-10, Revenue from Contracts with Customers (Topic 606)	Amends certain aspects of ASU 2014-09 related to identifying performance obligations and licensing implementation.	January 1, 2018, early adoption is permitted for the Company.	See comments under ASU 2014-09 above.
ASU 2016-15, Statement of Cash Flows (Topic 230)

Amends the guidance in Topic 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.

		January 1, 2018, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.
ASU 2017-01, Business Combinations (Topic 805)	Clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.
ASU 2017-04, Goodwill and Other (Topic 350)

Eliminates Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

		January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.
Standards that were adopted
ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40)

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

		December 31, 2016	The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30)

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

January 1, 2015

The Company applied retrospective treatment of the standards. The adoption of these ASU’s resulted in $0.1 million of debt issuance costs related to the term loan issued in November 2015 to be recorded as a reduction of the related debt on the Company’s balance sheet as of December 31, 2016 and 2015.

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

		January 1, 2016.	The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
ASU 2015-17, Income Taxes (Topic 740)	The guidance requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position.	January 1, 2015

The Company applied retrospective treatment of the standard.  The retrospective reclassification resulted in a reduction in current assets, total assets, non-current liabilities and total liabilities of $3.2 million as of December 31, 2014.

ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)

ASU 2017-03 responds to SEC staff announcements made in 2016 as it relates to the disclosure of the future impact of the effects of the new FASB guidance on revenue, leases and credit losses on financial instruments in accordance with Staff Accounting Bulletin 74.

		ASU 2017-03 was effective upon issuance in January 2017.	As of January 1, 2017, the Company adopted ASU 2017-03 and made the required disclosures within this section of the Form 10-K.

4.	Acquisition of Seven Hills Winery

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Accounts receivable	$232
Inventory	4,148
Property and equipment	2,927
Deferred tax asset	47
Intangible assets	600
Total assets	7,954
Accounts payable and accruals	233
Net assets acquired	7,721
Goodwill	209
Total purchase price	$7,930

Goodwill recognized of $0.2 million was primarily attributable to synergies expected from combining the Company’s operations with Seven Hills Winery’s operations, as well as the assembled workforce. All of the goodwill is deductible for income tax purposes.

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

The following table details the changes in fair value of assets acquired and liabilities assumed from the amounts originally reported in the Form 10-Q for the quarterly period ended September 30, 2016 (in thousands):

Goodwill at September 30, 2016	$143
Effect of adjustments to:
Inventory	81
Accounts payable and accruals	32
Deferred tax asset	(47)
Goodwill at December 31, 2016	$209

The increase in goodwill during the fourth quarter of 2016 was due to conditions that existed as of the acquisition date related to inventory and accounts payable. As part of management's review process during the measurement period, information received subsequent to the initial valuation provided evidence that inventory on hand at the acquisition date was less than what was originally valued, and the accounts payable balance as of the acquisition date was higher than what was originally valued. In addition, the contingent consideration arrangement caused the tax basis of goodwill to be greater than the book basis of goodwill, which resulted in a deferred tax asset. The Company accordingly adjusted its opening balances relating to inventory, accounts payable and deferred tax asset which had a corresponding increase to goodwill of $0.1 million. These adjustments did not have an impact on the Company’s consolidated results of operations.

The Company recognized $0.3 million of acquisition related costs during year ended December 31, 2016. The Company’s results for the year ended December 31, 2016 include the results of Seven Hills Winery for the period since the date of acquisition. The amount of revenue and net loss included in the Company’s consolidated statements of operations related to Seven Hills Winery for the year ended December 31, 2016 were $2.0 million and less than $0.1 million, respectively.

Pro forma financial statements are not presented as they are not material to the Company’s overall consolidated financial statements.

The methodology utilized to fair value the assets acquired and liabilities assumed related to Seven Hills Winery was as follows:

Accounts Receivable and Accounts Payable

The carrying values for current assets and current liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities. The Company has subsequently collected on and paid out all of these balances.

Inventory

Inventory fair values were estimated by significant component. Wine-in-process was valued at the estimated selling prices of finished goods less the sum of costs to complete, costs of disposal and reasonable profit allowances for completing and selling efforts based on profits for similar finished goods. Cased wine was valued at estimated selling price less the sum of costs of disposal and reasonable profit allowances for the selling efforts. These fair value measurement were based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement.

Property and Equipment

Property and equipment acquired consisted primarily of a building, land and machinery and equipment used in manufacturing operations. Property and equipment fair values were estimated at their highest and best use value,  using either the cost or the market approach, when appropriate based on available data, and further corroborated with an income approach when appropriate. These fair value measurements represent Level 2 and Level 3 measurements.

Intangible Assets

The identifiable intangible assets acquired consisted of brand and distributor relationships. The relief from royalty valuation method, a form of the income approach, was used to estimate the fair value of the brand. The multi-period excess earnings method, a form of the income approach, was used to estimate the fair value of the distributor relationships. These fair value measurements represent Level 3 measurements.

Contingent Consideration

The Company estimated the fair value of the contingent consideration at January 27, 2016 (the acquisition date) to be $0.6 million, using a probability-weighted discounted cash flow model. This fair value measurement represents a Level 3 measurement.  Changes to the estimated fair value of the contingent consideration at each reporting period shall be recorded in the Company’s consolidated income statement under the line item titled ‘General and administrative expense’ as an operating expense. The fair value of the contingent consideration as of December 31, 2016 was $0.7 million, and the Company recognized $0.1 million in expense related to the changes in the estimated fair value of the contingent consideration during the year ended December 31, 2016.

5.	Inventory

A summary of inventory at December 31, 2016 and 2015 is as follows (in thousands):

	December 31, 2016	December 31, 2015
Case wine	$33,650	$30,997
In-process wine	32,828	24,306
Packaging and bottling supplies	378	333
Total inventory	$66,856	$55,636

6.	Property and Equipment

A summary of property and equipment at December 31, 2016 and 2015, and depreciation expense for the years ended December 31, 2016,  2015 and 2014, is as follows (in thousands):

	Depreciable Lives
	(in years)	December 31, 2016	December 31, 2015
Land and improvements	N/A	$46,564	$41,573
Buildings and improvements	20-40	51,140	48,770
Vineyards, orchards and improvements	7-25	36,163	35,792
Winery and vineyard equipment	3-25	33,690	29,766
Caves	20-40	5,639	5,638
Vineyards under development	N/A	3,176	2,001
Construction in progress	N/A	3,788	195
Total		180,160	163,735
Accumulated depreciation and amortization		(56,899)	(52,100)
Property and equipment, net		$123,261	$111,635

	Year ended December 31,
	2016	2015	2014
Depreciation expense (in thousands):
Capitalized into inventory	$5,280	$4,763	$4,601
Expensed to general and administrative	1,411	1,150	954
Total depreciation	$6,691	$5,913	$5,555

In May 2014, the Company sold a non-strategic unplanted parcel of land in Washington for net proceeds of $3.9 million after selling expenses. The Company recorded a pre-tax gain of $1.8 million, net of closing costs, during the year ended December 31, 2014.

7.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within three years or less. The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of December 31, 2016 and 2015 are as follows (in thousands):

December 31, 2016	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$10,000	$10,000	$-	$(5)	$9,995	$-	$9,995
Certificates of Deposit	13,750	13,750	27	(18)	-	13,759	13,759
Total	$23,750	$23,750	$27	$(23)	$9,995	$13,759	$23,754

December 31, 2015	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$10,000	$10,000	$-	$(45)	$9,955	$-	$9,955
Certificates of Deposit	15,500	15,500	4	(36)	-	15,468	15,468
Total	$25,500	$25,500	$4	$(81)	$9,955	$15,468	$25,423

Gross unrealized losses on available-for-sale securities were less than $0.1 million as of December 31, 2016, and the Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2016 and 2015,  other than the assets and liabilities related to the Seven Hills Winery acquisition (see Note 4), the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of December 31, 2016 the Company has estimated the fair value of its outstanding debt to be approximately $14.6 million compared to its carrying value of $15.4 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

8.  Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at December 31, 2016 and 2015 is as follows (in thousands):

	Amortizable Lives (in years)	December 31, 2016	December 31, 2015
Brand, net of accumulated amortization of $5,779 and $4,717	15 - 17	$12,221	$12,783
Distributor relationships, net of accumulated amortization of $1,046 and $851	10 - 14	1,654	1,749
Customer relationships, net of accumulated amortization of $1,515 and $1,243	7	385	657
Legacy permits, net of accumulated amortization of $100 and $82	14	150	168
Trademark, net of accumulated amortization of $83 and $74	20	117	126
Total intangible assets, net		14,527	15,483
Other non-current assets		252	411
Total intangible and other non-current assets		$14,779	$15,894

Amortization expense was $1.6 million for the year ended December 31, 2016 and $1.5 million for each of the years ended December 31, 2015 and 2014.

The estimated aggregate future amortization as of December 31, 2016 is identified below (in thousands):

Years Remaining:	Amortization
2017	$1,557
2018	1,402
2019	1,286
2020	1,286
2021	1,286
Thereafter	7,710
Total	$14,527

9.  Other Accrued Expenses

Other accrued expenses consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Acquisition of property and equipment	$1,098	$342
Contingent liability related to Seven Hills Winery	697	-
Depletion allowance	583	977
Production and farming	381	768
Sales and marketing	352	253
Accrued interest	224	114
Other accrued expenses	166	130
Total other accrued expenses	$3,501	$2,584

10.   Stockholders’ Equity and Equity Incentive Plan

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

In March 2014, the Board of Directors of Crimson authorized a share repurchase program (the “2014 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the share 2014 Repurchase Program, any repurchased shares are constructively retired. During the year ended December 31, 2015, the Company repurchased 151,812 shares under the 2014 Repurchase Program which were constructively retired at an original repurchase cost of $1.4 million. During the year ended December 31, 2016, the Company repurchased 76,710 shares under the 2014 Repurchase Program which were constructively retired at an original repurchase cost of $0.6 million. On February 29, 2016, the 2014 Repurchase Program was completed.

In March 2016, the Board of Directors of the Company authorized a second share repurchase program (the “2016 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2016 Repurchase Program, any repurchased shares are constructively retired. During the year ended December 31, 2016, the Company repurchased 232,461 shares under the 2016 Repurchase Program which were constructively retired at an original repurchase cost of $2.0 million. On November 14, 2016, the 2016 Repurchase Program was completed.

In November 2016, the Board of Directors of the Company authorized a third share repurchase program (the “2017 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2017 Repurchase Program, any repurchased shares are constructively retired. No shares were repurchased under the 2017 Repurchase Program during the year ended December 31, 2016.

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

The full $16.0 million was drawn at closing and the term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2016,  $15.3 million in principal was outstanding, net of unamortized loan fees of $0.1 million.

The Company was in compliance with all debt covenants as of December 31, 2016.

A summary of debt maturity as of December 31, 2016 is as follows (in thousands):

Principal due in 2017	$640
Principal due in 2018	640
Principal due in 2019	640
Principal due in 2020	640
Principal due in 2021	640
Principal due thereafter	12,160
Total	$15,360

12.	Income Taxes

The provision for income taxes for years ended December 31, 2016,  2015 and 2014 are as follows (in thousands):

	2016	2015	2014
State income taxes
Current	$(22)	$107	$110
Deferred	773	329	659
Total state income taxes	751	436	769
Federal income taxes
Current	(160)	140	166
Deferred	2,028	2,230	2,926
Total federal income taxes	1,868	2,370	3,092
Total	$2,619	$2,806	$3,861

The Company's income tax returns are subject to examination in the U.S. federal and state jurisdictions. To the extent the Company has unutilized net operating loss carryforwards (“NOLs”), the statute of limitations does not begin to run until the NOLs are utilized.  Therefore, for federal and state tax purposes, the Company has tax years open dating back to 2002. The Company currently has no unrecognized tax benefits, and it is not reasonably possible to estimate the amount by which that could increase in the next twelve months since the timing of examinations, if any, is unknown.

The principal components of deferred taxes at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax asset
California NOL carryover	$955	$1,087
Federal alternative minimum tax credit	253	-
Accrued vacation	230	207
Inventory	-	2,132
Other	116	114
Total deferred tax asset	1,554	3,540
Deferred tax liability
Inventory	(338)	-
Property and equipment	(6,916)	(6,586)
Intangible assets and goodwill	(696)	(596)
Total deferred tax liability	(7,950)	(7,182)
Net deferred tax liability, non-current	$(6,396)	$(3,642)

As of December 31, 2016, the Company has utilized all of its federal NOLs and  the amount and expiration dates of California State NOLs are as follows (in thousands):

State
2027-2032	$16,373

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company’s certificate of incorporation includes a charter restriction that prohibits transfers of the Company’s common stock under certain circumstances.

The table below reconciles the expected statutory income tax rate to the actual income tax provision (in thousands):

	2016	2015	2014
Expected federal income tax expense	$2,005	$2,697	$3,027
State income tax expense	477	301	769
True-up of deferred tax balance	-	(85)	-
Decrease in valuation allowance	-	-	(265)
Other, net	137	(107)	330
Total	$2,619	$2,806	$3,861

13.	Employee Benefit Plan

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The Company matches 25% of a participant’s salary deferral, subject to regulatory limitations.  Total Company contributions to the plan were $0.2 million for each of the years ended December 31, 2016,  2015 and 2014.

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

The following table outlines the net sales, cost of sales including inventory step-up associated with the Seven Hills Winery acquisition, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the years ended December 31, 2016, 2015, and 2014, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Year Ended December 31,
	Wholesale			Direct to Consumer			Other/Non-Allocable			Total
(in thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net sales	$36,946	$36,253	$33,811	$23,099	$21,310	$20,343	$4,576	$3,414	$3,960	$64,621	$60,977	$58,114
Cost of sales	20,263	18,927	17,247	6,829	6,064	6,066	4,561	3,455	3,857	31,653	28,446	27,170
Gross profit (loss)	16,683	17,326	16,564	16,270	15,246	14,277	15	(41)	103	32,968	32,531	30,944
Operating expenses:
Sales and marketing	6,244	5,594	5,688	6,121	5,313	4,393	3,469	3,290	3,146	15,834	14,197	13,227
General and administrative*	-	-	-	-	-	-	10,653	10,543	10,249	10,653	10,543	10,249
Total operating expenses	6,244	5,594	5,688	6,121	5,313	4,393	14,122	13,833	13,395	26,487	24,740	23,476

Net loss (gain) on disposal of property and equipment	-	-	-	-	-	-	242	(59)	(1,553)	242	(59)	(1,553)
Income (loss) from operations	$10,439	$11,732	$10,876	$10,149	$9,933	$9,884	$(14,349)	$(13,815)	$(11,739)	$6,239	$7,850	$9,021

*  The year ended December 31, 2014 includes $9,000 paid to Leucadia for administrative services.

15.	Commitments

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

Future base rents required under these agreements are summarized as follows (in thousands):

2017	$293
2018	292
2019	296
2020	132
2021	1
Thereafter	1
Total	$1,015

Base rent expense was $0.3 million,  $0.3 million and $49,000 for the years ended December 31, 2016,  2015 and 2014, respectively.  Estimated supplemental rent payments, which are based on the market value of harvested grapes, are presented in the grape and bulk wine purchase commitments below.

The Company has entered into long-term contracts through 2025 to purchase grapes and bulk wine from certain third parties and Seghesio family members who are employees of the Company. Total estimated commitments under these agreements are as follows (in thousands):

	Third Party	Related Party
2017	$8,351	$852
2018	5,359	972
2019	2,390	706
2020	1,133	437
2021	866	437
Thereafter	2,010	219
Total	$20,109	$3,623

The Company also purchases additional grapes and bulk wine under one-time purchase or short-term agreements. The total of all grapes and bulk wine purchased was $10.8 million,  $7.7 million and $7.6 million for the years ended December 31, 2016,  2015 and 2014, respectively. Included in the totals of all grapes and bulk wine purchased are related party purchases of $0.8 million for the year ended December 31, 2016, and $0.6 million for each of the years ended December 31, 2015 and 2014.

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

17.  Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
2016
Net sales	$15,554	$15,235	$15,838	$17,994
Gross profit	$7,655	$7,566	$7,890	$9,857
Income from operations	$533	$1,036	$1,135	$3,535
Net income	$231	$514	$657	$1,876
Basic and fully diluted earnings per common share	$0.01	$0.02	$0.03	$0.08
Number of shares used in calculation	24,256	24,155	24,085	24,004
2015
Net sales	$13,717	$14,791	$14,023	$18,446
Gross profit	$7,681	$8,089	$6,960	$9,801
Income from operations	$1,950	$2,156	$830	$2,914
Net income	$1,074	$1,542	$476	$2,034
Basic and fully diluted earnings per common share	$0.04	$0.06	$0.02	$0.08
Number of shares used in calculation	24,458	24,458	24,452	24,367
2014
Net sales	$13,272	$14,296	$12,844	$17,702
Gross profit	$7,002	$8,197	$6,940	$8,805
Income from operations	$1,718	$3,782	$1,460	$2,061
Net income	$944	$2,290	$699	$1,067
Basic and fully diluted earnings per common share	$0.04	$0.09	$0.03	$0.04
Number of shares used in calculation	24,458	24,458	24,458	24,458