Form 10-Q
period 2017-03-31
Crimson Wine Group, Ltd
filed 2017-05-08
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

On May 5, 2017 there were 23,997,385 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.
TABLE OF CONTENTS

໿

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$4,148	$4,795
Investments available for sale	18,990	23,754
Accounts receivable, net	5,094	5,061
Inventory	66,083	66,856
Other current assets	1,475	1,729
Total current assets	95,790	102,195
Property and equipment, net	124,267	123,261
Goodwill	1,262	1,262
Intangible assets and other non-current assets	14,384	14,779
Total non-current assets	139,913	139,302
Total assets	$235,703	$241,497
Liabilities
Current liabilities:
Accounts payable	$1,521	$5,863
Accrued compensation related expenses	1,434	2,428
Other accrued expenses	2,296	3,501
Customer deposits	547	367
Current portion of long-term debt, net of unamortized loan fees	634	634
Total current liabilities	6,432	12,793
Long-term debt, net of current portion and unamortized loan fees	14,490	14,648
Deferred rent, non-current	87	95
Deferred tax liability	6,389	6,396
Total non-current liabilities	20,966	21,139
Total liabilities	27,398	33,932
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,997,385 shares issued and outstanding at March 31, 2017 and December 31, 2016	240	240
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive income (loss)	(4)	5
Accumulated deficit	(69,451)	(70,200)
Total equity	208,305	207,565
Total liabilities and equity	$235,703	$241,497

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$14,849	$15,554
Cost of sales	7,064	7,899
Gross profit	7,785	7,655
Operating expenses:
Sales and marketing	3,949	3,957
General and administrative	2,588	3,171
Total operating expenses	6,537	7,128
Net gain on disposal of property and equipment	(2)	(6)
Income from operations	1,250	533
Other income (expense):
Interest expense	(193)	(232)
Other income, net	158	70
Total other income (expense), net	(35)	(162)
Income before income taxes	1,215	371
Income tax provision	466	140
Net income	$749	$231
Basic and fully diluted weighted-average shares outstanding	23,997	24,256
Basic and fully diluted earnings per share	$0.03	$0.01

See accompanying notes to unaudited interim condensed consolidated financial statements.

໿CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$749	$231
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of tax	(9)	96
Comprehensive income	$740	$327

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net cash flows from operating activities:
Net income	$749	$231
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization of property and equipment	1,732	1,641
Amortization of intangible assets	389	387
Amortization of loan fees	2	2
Loss on write-down of inventory	—	252
Net gain on disposal of property and equipment	(2)	(6)
Deferred rent	(8)	(5)
Provision for deferred income taxes	(2)	1
Net change in operating assets and liabilities:
Accounts receivable	(33)	1,580
Inventory	773	1,669
Other current assets	254	61
Other non-current assets	6	142
Accounts payable and expense accruals	(5,885)	(4,626)
Customer deposits	180	144
Net cash (used in) provided by operating activities	(1,845)	1,473
Net cash flows from investing activities:
Acquisition of Seven Hills Winery	—	(7,320)
Purchase of investments available for sale	—	(1,250)
Redemptions of investments available for sale	4,750	1,000
Acquisition of property and equipment	(3,037)	(3,804)
Proceeds from disposal of property and equipment	2	7
Net cash provided by (used in) investing activities	1,715	(11,367)
Net cash flows from financing activities:
Principal payments on long-term debt	(160)	(160)
Repurchase of common stock	—	(880)
Payment of contingent liability	(357)	—
Payment of loan fees	—	(1)
Net cash used in financing activities	(517)	(1,041)
Net decrease in cash and cash equivalents	(647)	(10,935)
Cash and cash equivalents - beginning of period	4,795	18,333
Cash and cash equivalents - end of period	$4,148	$7,398
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$216	$120
Income taxes	$—	$—
Non-cash investing activity:
Unrealized holding gains (losses) on investments, net of tax	$(9)	$96
Acquisition of property and equipment not yet paid	$806	$115
Contingent consideration for the acquisition of Seven Hills Winery	$—	$610

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Background and Basis of Presentation

Background

Crimson Wine Group, Ltd. and its subsidiaries (collectively, “Crimson” or the “Company”) is a Delaware corporation that has been conducting business since 1991.  Crimson is in the business of producing and selling ultra-premium plus wines (i.e., wines that retail for over $15 per 750ml bottle).  Crimson is headquartered in Napa, California and through its subsidiaries owns six wineries:  Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards,  Seghesio Family Vineyards, Double Canyon and Seven Hills Winery and Vineyard.

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2016, as filed with the SEC on Form 10-K (the “2016 Report”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The unaudited condensed consolidated balance sheet at December 31, 2016 was extracted from the audited annual financial statements and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements, there were no changes to the Company’s significant accounting policies during the three months ended March 31, 2017.  See Note 3 to the 2016 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) subsequent to the filing of the 2016 Report that could have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table also provides a brief description of recent accounting pronouncements adopted during the three months ended March 31, 2017:
໿

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that were adopted
ASU 2016-15, Statement of Cash Flows (Topic 230)
Amends the guidance in Topic 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.
		January 1, 2017	The adoption of this standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
ASU 2015-11, Inventory (Topic 330)
Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value.
		January 1, 2017	The adoption of this standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

໿
໿
໿
໿
໿
໿
໿

2.	Acquisition of Seven Hills Winery

On January 27, 2016, one of Crimson’s wholly-owned subsidiaries entered into a purchase agreement pursuant to which Crimson’s subsidiary acquired, or has rights in, substantially all of the assets and certain liabilities with respect to the Seven Hills Winery located in Walla Walla, Washington. The acquisition provides a strategic opportunity for Crimson to expand its portfolio.

The acquisition-date fair value of total consideration for the Seven Hills Winery acquisition was $7.9 million, consisting of $7.3 million in cash, which included  a working capital adjustment of $0.3 million, and $0.6 million of non-cash contingent consideration. The contingent consideration arrangement requires the Company to pay up to $0.8 million in future earn-out payments based on certain achievements of the acquired business over the 38 months following the closing of the acquisition. Total acquisition related costs were $0.3 million, which were recorded during the year ended December 31, 2016. Pro forma financial statements are not presented as they are not material to the Company’s overall condensed consolidated financial statements.

During the three months ended March 31, 2016 the Company recognized $0.1 million of acquisition related costs that were expensed under the line item entitled ‘General and administrative.’ The Company’s results for the three months ended March 31, 2016 include the results of Seven Hills Winery for the period since the date of acquisition. Revenue and net loss of Seven Hills Winery recorded during the three months ended March 31, 2016 were $0.5 million and $0.1 million, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Accounts receivable	$232
Inventory	4,148
Property and equipment	2,927
Intangible assets	600
Deferred tax asset	47
Total assets	7,954
Accounts payable and accruals	233
Net assets acquired	7,721
Goodwill	209
Total purchase price	$7,930

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

Inventory

Inventory fair values were estimated by significant component. In-process wine was valued at the estimated selling prices of finished goods less the sum of costs to complete, costs of disposal and reasonable profit allowances for completing and selling efforts based on profits for similar finished goods. Cased wine was valued at estimated selling price less the sum of costs of disposal and reasonable profit allowances for the selling efforts. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement.

Property and Equipment

Property and equipment acquired consisted primarily of a building, land and machinery and equipment used in manufacturing operations. Property and equipment fair values were estimated at their highest and best use value using either the cost or market approach, when appropriate based on available data, and further corroborated with an income approach when appropriate. These fair value measurements represent Level 2 and Level 3 measurements.

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

Contingent Consideration

The Company estimated the fair value of the contingent consideration at January 27, 2016 (the acquisition date) to be $0.6 million, using a probability-weighted discounted cash flow model. This fair value measurement represents a Level 3 measurement. Changes to the estimated fair value of the contingent consideration at each reporting period are recorded in the Company’s consolidated income statement under the line item titled ‘General and administrative’ as an operating expense.  The fair value of the contingent consideration as of March 31, 2017 was $0.3 million and during the three months ended March 31, 2017 the amounts recognized in the unaudited interim condensed consolidated income statements related to the changes in the estimated fair value of the contingent consideration were insignificant.

3.	Inventory

A summary of inventory at March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016
Case wine	$31,628	$33,650
In-process wine	33,706	32,828
Packaging and bottling supplies	749	378
Total inventory	$66,083	$66,856

4.	Property and Equipment

A summary of property and equipment at March 31, 2017 and December 31, 2016, and depreciation expense for the three months ended March 31, 2017 and 2016, is as follows (in thousands):
໿

	Depreciable Lives
	(in years)	March 31, 2017	December 31, 2016
Land and improvements	N/A	$46,567	$46,564
Buildings and improvements	20-40	51,433	51,140
Vineyards, orchards and improvements	7-25	37,666	36,163
Winery and vineyard equipment	3-25	33,854	33,690
Caves	20-40	5,639	5,639
Vineyards under development	N/A	2,098	3,176
Construction in progress	N/A	5,594	3,788
Total		182,851	180,160
Accumulated depreciation and amortization		(58,584)	(56,899)
Property and equipment, net		$124,267	$123,261

		Three Months Ended March 31,
		2017	2016
Depreciation expense
Capitalized into inventory		1,358	1,269
Expensed to general and administrative		374	372
Total depreciation		$1,732	$1,641

5.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within three years or less.

The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

March 31, 2017	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$6,000	$6,000	$—	$(7)	$5,993	$—	$5,993
Certificates of Deposit	13,000	13,000	18	(21)	—	12,997	12,997
Total	$19,000	$19,000	$18	$(28)	$5,993	$12,997	$18,990
December 31, 2016
U.S. Treasury Note	$10,000	$10,000	$—	$(5)	$9,995	$—	$9,995
Certificates of Deposit	13,750	13,750	27	(18)	—	13,759	13,759
Total	$23,750	$23,750	$27	$(23)	$9,995	$13,759	$23,754

Gross unrealized losses on available-for-sale securities were less than $0.1 million as of March 31, 2017, and the Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2017 and December 31, 2016, other than the assets and liabilities related to the Seven Hills Winery acquisition (see Note 2), the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of March 31, 2017 the Company has estimated the fair value of its outstanding debt to be approximately $14.4 million compared to its carrying value of $15.2 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

6.	Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at March 31, 2017 and December 31, 2016, and amortization expense for the three months ended March 31, 2017 and 2016, is as follows (in thousands):

		March 31, 2017		December 31, 2016
	Amortizable Lives (in years)	Accumulated amortization	Net book value	Accumulated amortization	Net book value
Brand	15 - 17	$6,044	$11,956	$5,779	$12,221
Distributor relationships	10 - 14	1,095	1,605	1,046	1,654
Customer relationships	7	1,583	317	1,515	385
Legacy permits	14	104	146	100	150
Trademark	20	86	114	83	117
Total		$8,912	$14,138	$8,523	$14,527
Other non-current assets			246		252
Total intangible and other non-current assets, net			$14,384		$14,779

				Three Months Ended March 31,
Amortization expense				2017	2016
Total amortization expense				$389	$387

The estimated aggregate future amortization as of March 31, 2017 for the next five years and thereafter is identified below (in thousands):

Amortization
Remainder of 2017	$1,168
2018	1,402
2019	1,286
2020	1,286
2021	1,286
Thereafter	7,710
Total	$14,138

7.	Other Accrued Expenses

Other accrued expenses consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Depletion allowance	$465	$583
Sales and marketing	472	352
Production and farming	402	381
Contingent liability related to Seven Hills Winery	283	697
Accrued interest	199	224
Acquisition of property and equipment	166	1,098
Other accrued expenses	309	166
Total other accrued expenses	$2,296	$3,501

8.	Debt
Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together are secured by substantially all of Crimson’s assets.  The revolving credit facility is for up to $10.0 million of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50.0 million in the aggregate for a fifteen year term.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  No amounts have been borrowed under the revolving credit facility to date.

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

The Company incurred debt issuance costs of approximately $0.1 million related to this term loan. These costs are recorded as a reduction from short-term or long-term debt based on the timeframe in which the fees will be expensed, and as such amounts to be expensed within 12-months shall be classified against short-term debt. The costs are being amortized to interest expense using the effective interest method over the contractual term of the loan.

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

The full $16.0 million was drawn at closing and the term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2017, $15.2 million in principal was outstanding, and unamortized loan fees were $0.1 million. During the three months ended March 31, 2017 less than $0.1 million of interest expense was capitalized.

The Company was in compliance with all debt covenants as of March 31, 2017.

9.	Stockholders’ Equity
In March 2014, the Board of Directors of the Company authorized a share repurchase program (the “2014 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2014 Repurchase Program, any repurchased shares were constructively retired, and on February 29, 2016 the 2014 Repurchase Program was completed. Under the total 2014 Repurchase Program the Company repurchased 228,522 shares at an original repurchase cost of $2.0 million.

In March 2016, the Board of Directors of the Company authorized a second share repurchase program (the “2016 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2016 Repurchase Program, any repurchased shares were constructively retired, and on November 14, 2016 the 2016 Repurchase Program was completed. Under the total 2016 Repurchase Program the Company repurchased 232,461 shares at an original repurchase price of $2.0 million.

In November 2016, the Board of Directors of the Company authorized a third share repurchase program (the “2017 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2017 Repurchase

Program, any repurchased shares will be constructively retired. No shares have been repurchased under the 2017 Repurchase Program as of March 31, 2017.

10.	Income Taxes
The Company’s effective tax rates for the three months ended March 31, 2017 and 2016 were 38.4% and 37.7%, respectively. The consolidated income tax expense for the three months ended March 31, 2017 and 2016 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2017 and 2016, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate in the current quarter and in the same prior year quarter was primarily attributable to state taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment and the domestic production activity deduction.

The Company does not have any amounts in its condensed consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at March 31, 2017 and December 31, 2016.

11.	Business Segment Information

The Company has identified two operating segments which are reportable segments for financial statement reporting purposes, Wholesale and Direct to Consumer net sales, based upon their different distribution channels, margins and selling strategies. Wholesale net sales include all sales through a third party where prices are given at a wholesale rate, whereas Direct to Consumer net sales include retail sales in the tasting room, remote sites and on-site events, wine club net sales and other sales made directly to the consumer without the use of an intermediary.

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the three months ended March 31, 2017 and 2016, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$9,021	$9,943	$5,095	$4,693	$733	$918	$14,849	$15,554
Cost of sales	4,832	5,591	1,517	1,430	715	878	7,064	7,899
Gross profit	4,189	4,352	3,578	3,263	18	40	7,785	7,655
Operating expenses:
Sales and marketing	1,669	1,673	1,489	1,442	791	842	3,949	3,957
General and administrative	—	—	—	—	2,588	3,171	2,588	3,171
Total operating expenses	1,669	1,673	1,489	1,442	3,379	4,013	6,537	7,128
Net gain on disposal of property and equipment	—	—	—	—	(2)	(6)	(2)	(6)
Income (loss) from operations	$2,520	$2,679	$2,089	$1,821	$(3,359)	$(3,967)	$1,250	$533

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Company’s audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K as filed with the SEC (the “2016 Report”).

Quantities or results referred to as “current quarter” and “current three-month period” refer to the three months ended March 31, 2017.

Cautionary Statement for Forward-Looking Information

This MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, that include results of Crimson Wine Group, Ltd. and all its subsidiaries further collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with GAAP for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and our management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements.

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect our actual results include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors in the 2016 Report. Readers should carefully review the risk factors described in the 2016 Report and in other documents that the Company files from time to time with the SEC.

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
At March 31, 2017, wine inventory includes approximately 0.8 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in the 2016 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing.  We anticipate similar trends in the future.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Sales
໿

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Wholesale	$9,021	$9,943	$(922)	(9)%
Direct to consumer	5,095	4,693	402	9%
Other	733	918	(185)	(20)%
Total net sales	$14,849	$15,554	$(705)	(5)%

Wholesale net sales decreased $0.9 million, or 9%, in the current quarter as compared to the same period in 2016. The decrease was primarily driven by domestic volume declines of 12% and increased price support, partially offset by price increases for certain products and export volume growth of 15%. The decline in domestic volume was primarily driven by higher than usual first quarter of 2016 sales of certain products in advance of announced price increases and the close-out of certain lower-priced wines.

Direct to consumer net sales increased $0.4 million, or 9%, in the current quarter as compared to the same period in 2016.  The increase was primarily driven by an increase in wine club net sales of $0.5 million and an increase in combined e-commerce, special events and freight net sales of $0.1 million, partially offset by a decrease in tasting room net sales of $0.2 million. The increase in wine club net sales was primarily driven by price increases and a shift toward higher value varietals, while the decrease in tasting room net sales was primarily driven by less foot traffic mostly due to closures from historic weather related events.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall decrease of $0.2 million, or 20%, in the current quarter as compared to the same period in 2016. The decrease was primarily driven by a decline in event fee revenue.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Wholesale	$4,189	$4,352	$(163)	(4)%
Wholesale gross margin percentage	46%	44%
Direct to consumer	3,578	3,263	315	10%
Direct to consumer gross margin percentage	70%	70%
Other	18	40	(22)	(55)%
Total gross profit	$7,785	$7,655	$130	2%

Wholesale gross profit decreased $0.2 million, or 4%, in the current quarter as compared to the same period in 2016. Gross margin percentage, which is defined as gross profit as a percentage of net sales, increased approximately 267 basis points in the current quarter driven primarily by price increases and improved mix, as the first quarter of 2016 included the close-out of certain lower priced and lower margin wines.

Direct to consumer gross profit increased $0.3 million, or 10%, in the current quarter as compared to the same period in 2016. Gross margin percentage increased approximately 70 basis points in the current period driven primarily by price increases.

Other gross profit includes bulk wine and grape sales, event fees and non-wine retail sales which reflected an overall decrease of less than $0.1 million, or 55%, in the current quarter as compared to the same period in 2016. The overall decrease was primarily driven by a temporary shift in non-wine retail mix to lower margin channels, partially offset by improved margins on bulk wine sales.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	Decrease	% change
Sales and marketing	$3,949	$3,957	$(8)	—%
General and administrative	2,588	3,171	(583)	(18)%
Total operating expenses	$6,537	$7,128	$(591)	(8)%

Sales and marketing expenses remained relatively flat in the current quarter as compared to the same period in 2016.

General and administrative expenses decreased $0.6 million, or 18%, in the current quarter as compared to the same period in 2016.  The decrease was primarily driven by decreased legal fees associated with the Seven Hills Winery acquisition in the first quarter of 2016 and outside services associated with technology enhancements to support planned business growth in the first quarter of 2016.

Other Income (Expense)໿

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Interest expense	$(193)	$(232)	$(39)	(17)%
Other income, net	158	70	88	126%
Total	$(35)	$(162)	$(127)	(78)%

Interest expense decreased less than $0.1 million, or 17%, in the current quarter as compared to the same period in 2016.  The decrease was primarily driven by capitalized interest in the current quarter related to the buildout of our winemaking facility in West Richland, Washington (the “Washington Winemaking Facility”).

Other income increased $0.1 million, or 126%, in the current quarter as compared to the same period in 2016.  The overall increase in other income was primarily driven by increased interest income on our short-term investments and increased net rental property income.

Income Tax Provision

The Company’s effective tax rates for the three months ended March 31, 2017 and 2016 were 38.4% and 37.7%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate in the first quarter of 2017 and in the same period in 2016 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment and the domestic production activity deduction.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash and cash equivalents, investments in available for sale securities, funds generated from operations and bank borrowings. The Company’s primary cash needs are to fund working capital requirements and capital expenditures.

Credit Facilities

In March 2013, Crimson entered into a $60.0 million revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together are secured by substantially all of Crimson’s assets. The revolving credit facility is for up to $10.0 million of availability in the aggregate for a five year term, and the term revolving credit facility is for up to $50.0 million in the aggregate for a fifteen year term. All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets. No amounts have been borrowed under the revolving credit facility to date.

On November 10, 2015, Pine Ridge Winery, LLC (“Borrower”), a wholly-owned subsidiary of Crimson entered into a senior secured term loan agreement (the “term loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the term loan will bear a fixed interest rate of 5.24% per annum.

The term loan will mature on October 1, 2040 (the “Maturity Date”). On the first day of each January, April, July and October, commencing January 1, 2016,  Borrower is required to make a principal payment in the amount of $160,000 and an interest payment equal to the amount of all interest accrued through the previous day. A final payment of all unpaid principal, interest and any other charges with respect to the term loan shall be due and payable on the Maturity Date.

Borrower’s obligations under the term loan are guaranteed by the Company. All obligations of Borrower under the term loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness; limitations on distributions to shareholders; and restrictions on certain investments, sale of assets and merging or consolidating with other entities.

The full $16.0 million was drawn at closing and the term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2017, $15.2 million in principal was outstanding, and unamortized loan fees were $0.1 million.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2017 and 2016 (in thousands):

Cash provided by (used in):	2017	2016
Operating activities	$(1,845)	$1,473
Investing activities	1,715	(11,367)
Financing activities	(517)	(1,041)

Cash (used in) provided by operating activities

Net cash used in operating activities was $1.8 million for the three months ended March 31, 2017, consisting primarily of $0.7 million of net income adjusted for non-cash items such as $2.1 million of depreciation and amortization, partially offset by $4.7 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals, partially offset by a decrease in inventory and other current assets. The decrease in accounts payable and expense accruals was primarily due to grower payments made in the current quarter for the 2016 harvest.

Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2016, consisting primarily of $0.2 million of net income adjusted for non-cash items such as $2.0 million of depreciation and amortization and $1.0 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals, partially offset by a decrease in inventory, excluding inventory acquired in the Seven Hills Winery acquisition, and accounts receivable.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2017, consisting primarily of net redemptions of available for sale investments of $4.8 million, partially offset by capital expenditures of $3.0 million. Capital expenditures of $3.0 million include $1.9 million of costs related to the buildout of the Washington Winemaking Facility and other planned purchases associated with ongoing business activities.

Net cash used in investing activities was $11.4 million for the three months ended March 31, 2016, consisting primarily of $7.3 million of cash paid in the acquisition of Seven Hills Winery, capital expenditures of $3.8 million and net purchases of available for sale investments of $0.3 million.  Capital expenditures primarily related to $3.0 million in strategic land acquisitions.

Cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2017 was $0.5 million, which reflects contingent consideration payments of $0.4 million associated with the Seven Hills Winery acquisition and principal payments on our term loan of $0.2 million.

Net cash used in financing activities for the three months ended March 31, 2016 was $1.0 million, which reflects the repurchase of shares of our common stock at a repurchase price totaling $0.9 million  and principal payments on our term loan of $0.2 million.

Share Repurchases

In March 2014, the Board of Directors of the Company authorized a share repurchase program (the “2014 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2014 Repurchase Program, any repurchased shares were constructively retired, and on February 29, 2016 the 2014 Repurchase Program was completed. Under the total 2014 Repurchase Program the Company repurchased 228,522 shares at an original repurchase cost of $2.0 million.

In March 2016, the Board of Directors of the Company authorized a second share repurchase program (the “2016 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2016 Repurchase Program, any repurchased shares were constructively retired, and on November 14, 2016 the 2016 Repurchase Program was completed. Under the total 2016 Repurchase Program the Company repurchased 232,461 shares at an original repurchase price of $2.0 million.

In November 2016, the Board of Directors of the Company authorized a third share repurchase program (the “2017 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2017 Repurchase Program, any repurchased shares will be constructively retired. No shares have been repurchased under the 2017 Repurchase Program as of March 31, 2017.

Commitments & Contingencies

There have been no significant changes to our contractual obligations table as disclosed in the 2016 Report.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

Except as disclosed in Note 1 of this Form 10-Q, there have been no material changes to the critical accounting policies and estimates previously disclosed in the 2016 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crimson does not currently have any exposure to financial market risk.  Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and a term loan. The revolving credit facility had no outstanding balance as of March 31, 2017, and has interest at floating rates on borrowings.  The term loan had $15.2 million outstanding at March 31, 2017, and is a fixed-rate debt, and therefore is not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Report, which could materially affect our business, results of operations or financial condition.  The risks described in our 2016 Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

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
101
Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	May 8, 2017	By:	/s/ Shannon McLaren
Shannon McLaren
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.