Form 10-Q
period 2017-06-30
Crimson Wine Group, Ltd
filed 2017-08-08
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

On August 4, 2017 there were 23,997,385 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$12,855	$4,795
Investments available for sale	19,976	23,754
Accounts receivable, net	4,885	5,061
Inventory	67,088	66,856
Other current assets	836	1,729
Total current assets	105,640	102,195
Property and equipment, net	126,374	123,261
Goodwill	1,262	1,262
Intangible assets and other non-current assets, net	14,005	14,779
Total non-current assets	141,641	139,302
Total assets	$247,281	$241,497
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,350	$11,792
Customer deposits	533	367
Current portion of long-term debt, net of unamortized loan fees	1,127	634
Total current liabilities	8,010	12,793
Long-term debt, net of current portion and unamortized loan fees	23,612	14,648
Deferred rent, non-current	79	95
Deferred tax liability	6,384	6,396
Total non-current liabilities	30,075	21,139
Total liabilities	38,085	33,932
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,997,385 shares issued and outstanding at June 30, 2017 and December 31, 2016	240	240
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive (loss) income	(11)	5
Accumulated deficit	(68,553)	(70,200)
Total equity	209,196	207,565
Total liabilities and equity	$247,281	$241,497

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$15,007	$15,235	$29,856	$30,789
Cost of sales	7,064	7,669	14,128	15,568
Gross profit	7,943	7,566	15,728	15,221
Operating expenses:
Sales and marketing	3,903	3,878	7,852	7,835
General and administrative	2,637	2,624	5,225	5,795
Total operating expenses	6,540	6,502	13,077	13,630
Net loss (gain) on disposal of property and equipment	1	28	(1)	22
Income from operations	1,402	1,036	2,652	1,569
Other income (expense):
Interest expense, net	(47)	(214)	(240)	(446)
Other income, net	118	101	276	171
Total other income (expense), net	71	(113)	36	(275)
Income before income taxes	1,473	923	2,688	1,294
Income tax provision	575	409	1,041	549
Net income	$898	$514	$1,647	$745
Basic and fully diluted weighted-average shares outstanding	23,997	24,155	23,997	24,205
Basic and fully diluted earnings per share	$0.04	$0.02	$0.07	$0.03

See accompanying notes to unaudited interim condensed consolidated financial statements.

໿CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$898	$514	$1,647	$745
Other comprehensive income:
Net unrealized holding (losses) gains on investments arising during the period, net of tax	(7)	26	(16)	122
Comprehensive income	$891	$540	$1,631	$867

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Net cash flows from operating activities:
Net income	$1,647	$745
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	3,473	3,323
Amortization of intangible assets	779	778
Amortization of loan fees	3	3
Loss on change in fair value of contingent consideration	18	22
Loss on write-down of inventory	60	314
Net (gain) loss on disposal of property and equipment	(1)	22
Deferred rent	(12)	(9)
Provision for deferred income taxes	—	331
Net change in operating assets and liabilities:
Accounts receivable	176	1,897
Inventory	(292)	1,827
Other current assets	893	451
Other non-current assets	(5)	147
Accounts payable and accrued liabilities	(4,977)	(4,658)
Customer deposits	166	162
Net cash provided by operating activities	1,928	5,355
Net cash flows from investing activities:
Acquisition of Seven Hills Winery	—	(7,320)
Purchase of investments available for sale	(2,750)	(3,000)
Redemptions of investments available for sale	6,500	4,750
Acquisition of property and equipment	(6,737)	(6,066)
Proceeds from disposal of property and equipment	22	28
Net cash used in investing activities	(2,965)	(11,608)
Net cash flows from financing activities:
Proceeds from issuance of term loan	10,000	—
Principal payments on long-term debt	(480)	(320)
Repurchase of common stock	—	(1,596)
Payment of contingent consideration	(357)	—
Payment of term loan fees	(66)	—
Net cash provided by (used in) financing activities	9,097	(1,916)
Net increase (decrease) in cash and cash equivalents	8,060	(8,169)
Cash and cash equivalents - beginning of period	4,795	18,333
Cash and cash equivalents - end of period	$12,855	$10,164
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$578	$372
Income taxes	$—	$—
Non-cash investing activity:
Unrealized holding (losses) gains on investments, net of tax	$(16)	$122
Acquisition of property and equipment not yet paid	$985	$406
Contingent consideration for the acquisition of Seven Hills Winery	$—	$610

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Background and Basis of Presentation

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

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2016, as filed with the SEC on Form 10-K (the “2016 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations.  The unaudited condensed consolidated balance sheet at December 31, 2016 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements, there were no changes to the Company’s significant accounting policies during the six months ended June 30, 2017.  See Note 3 to the 2016 Report for a description of the Company’s significant accounting policies.

Reclassifications

Certain reclassifications have been made to the prior period unaudited interim condensed consolidated balance sheet and statement of cash flows to conform to the current period presentation. The reclassifications had no impact on previously reported equity or cash flows.

Recent Accounting Pronouncements

Subsequent to the filing of the 2016 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides a brief description of recent accounting pronouncements adopted during the six months ended June 30, 2017:
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

The acquisition-date fair value of total consideration for the Seven Hills Winery acquisition was $7.9 million, consisting of $7.3 million in cash, which included  a working capital adjustment of $0.3 million, and $0.6 million of non-cash contingent consideration. The contingent consideration arrangement requires the Company to pay up to $0.8 million in future earn-out payments based on certain achievements of the acquired business over the 38 months following the closing of the acquisition. Achievements defined in the purchase agreement through June 30, 2017 have been met and therefore $0.4 million of earn-out payments have been made. Total acquisition related costs were $0.3 million, which were recorded during the year ended December 31, 2016. Pro forma financial statements are not presented as they are not material to the Company’s overall condensed consolidated financial statements.

During the three and six months ended June 30, 2016, the Company recognized $0.1 million and $0.2 million of acquisition related costs that were expensed under the line item entitled ‘General and administrative.’ The Company’s results for the three and six months ended June 30, 2016 include the results of Seven Hills Winery for the period since the date of acquisition.

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

Contingent Consideration

The Company estimated the fair value of the contingent consideration at January 27, 2016 (the acquisition date) to be $0.6 million, using a probability-weighted discounted cash flow model. This fair value measurement represents a Level 3 measurement. Changes to the estimated fair value of the contingent consideration at each reporting period are recorded in the Company’s condensed consolidated income statement under the line item titled ‘General and administrative’ as an operating expense. The fair value of the contingent consideration as of June 30, 2017 and December 31, 2016 was $0.3 million and $0.7 million, respectively, and during each of the three and six months ended June 30, 2017 and 2016, changes in the estimated fair value of the contingent consideration were insignificant.

3.	Inventory

A summary of inventory at June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
Case wine	$37,589	$33,650
In-process wine	28,700	32,828
Packaging and bottling supplies	799	378
Total inventory	$67,088	$66,856

4.	Property and Equipment

A summary of property and equipment at June 30, 2017 and December 31, 2016, and depreciation expense for the six months ended June 30, 2017 and 2016, is as follows (in thousands):
໿

	Depreciable Lives
	(in years)	June 30, 2017	December 31, 2016
Land and improvements	N/A	$46,566	$46,564
Buildings and improvements	20-40	51,631	51,140
Vineyards, orchards and improvements	7-25	37,653	36,163
Winery and vineyard equipment	3-25	33,668	33,690
Caves	20-40	5,639	5,639
Vineyards under development	N/A	2,543	3,176
Construction in progress	N/A	8,527	3,788
Total		186,227	180,160
Accumulated depreciation and amortization		(59,853)	(56,899)
Property and equipment, net		$126,374	$123,261

		Six Months Ended June 30,
		2017	2016
Depreciation expense
Capitalized into inventory		$2,718	$2,531
Expensed to general and administrative		755	792
Total depreciation		$3,473	$3,323

5.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within three years or less.

The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

June 30, 2017	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$6,000	$6,000	$—	$(9)	$5,991	$—	$5,991
Certificates of Deposit	14,000	14,000	11	(26)	—	13,985	13,985
Total	$20,000	$20,000	$11	$(35)	$5,991	$13,985	$19,976
December 31, 2016
U.S. Treasury Note	$10,000	$10,000	$—	$(5)	$9,995	$—	$9,995
Certificates of Deposit	13,750	13,750	27	(18)	—	13,759	13,759
Total	$23,750	$23,750	$27	$(23)	$9,995	$13,759	$23,754

Gross unrealized losses on available-for-sale securities were less than $0.1 million as of June 30, 2017, and the Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of June 30, 2017 and December 31, 2016, other than the assets and liabilities related to the Seven Hills Winery acquisition (see Note 2), the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term liabilities, the carrying amounts of such financial instruments approximate their fair values. As of June 30, 2017 the Company has estimated the fair value of its outstanding debt to be approximately $24.4 million compared to its carrying value of $24.9 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

6.	Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at June 30, 2017 and December 31, 2016, and amortization expense for the six months ended June 30, 2017 and 2016, is as follows (in thousands):

		June 30, 2017		December 31, 2016
	Amortizable Lives (in years)	Accumulated amortization	Net book value	Accumulated amortization	Net book value
Brand	15 - 17	$6,310	$11,690	$5,779	$12,221
Distributor relationships	10 - 14	1,144	1,556	1,046	1,654
Customer relationships	7	1,651	249	1,515	385
Legacy permits	14	109	141	100	150
Trademark	20	88	112	83	117
Total		$9,302	$13,748	$8,523	$14,527
Other non-current assets			257		252
Total intangible and other non-current assets, net			$14,005		$14,779

				Six Months Ended June 30,
Amortization expense				2017	2016
Total amortization expense				$779	$778

The estimated aggregate future amortization as of June 30, 2017 for the next five years and thereafter is identified below (in thousands):

Amortization
Remainder of 2017	$778
2018	1,402
2019	1,286
2020	1,286
2021	1,286
Thereafter	7,710
Total	$13,748

7.	Accounts Payable and Accrued Liabilities

Other accrued expenses consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Accrued compensation related expenses	$2,259	$2,428
Accounts payable	1,140	5,863
Acquisition of property and equipment	985	1,098
Depletion allowance	525	583
Accrued taxes	371	—
Production and farming	302	381
Contingent liability related to Seven Hills Winery	290	697
Sales and marketing	124	352
Accrued interest	—	224
Other accrued expenses	354	166
Total accounts payable and accrued liabilities	$6,350	$11,792

8.	Debt
Details of the Company's debt as of June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	June 30, 2017			December 31, 2016
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$640	$14,240	$14,880	$640	$14,720	$15,360	5.24%	October 1, 2040
2017 Term Loan	500	9,500	10,000	—	—	—	5.39%	July 1, 2037
Total debt	1,140	23,740	24,880	640	14,720	15,360
Unamortized loan fees	(13)	(128)	(141)	(6)	(72)	(78)
Total debt, net of unamortized loan fees	$1,127	$23,612	$24,739	$634	$14,648	$15,282
Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together are secured by substantially all of Crimson’s assets.  The revolving loan facility is for up to $10.0 million of availability in the aggregate for a five year term, and the term revolving loan facility is for up to $50.0 million in the aggregate for a fifteen year term.  All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes.  Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets.  No amounts have been borrowed under the revolving credit facility to date.

Term Loans

Term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan will bear a fixed interest rate of 5.24% per annum.

The 2015 Term Loan will mature on October 1, 2040 (the “2015 Loan Maturity Date”). On the first day of each January, April, July and October, commencing January 1, 2016, PRW Borrower is required to make a principal payment in the amount of $160,000 and an interest payment equal to the amount of all interest accrued through the previous day. A final payment of all unpaid principal, interest and any other charges with respect to the 2015 Term Loan shall be due and payable on the 2015 Loan Maturity Date.

The Company incurred debt issuance costs of approximately $0.1 million related to the 2015 Term Loan. These costs are recorded as a reduction from short-term or long-term debt based on the timeframe in which the fees will be expensed, and as such, amounts to be expensed within 12-months shall be classified against short-term debt. The costs are being amortized to interest expense using the effective interest method over the contractual term of the loan.

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2017, $14.9 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC and A Fine Old Building, LLC (individually and collectively the “DCV Borrower” and, individually and collectively with the PRW Borrower, the “Borrower”), both wholly-owned subsidiaries of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with the Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan will bear a fixed interest rate of 5.39% per annum.

The 2017 Term Loan will mature on July 1, 2037 (the “2017 Loan Maturity Date”). On the first day of each January, April, July and October, commencing October 1, 2017, Borrower is required to make a principal payment in the amount of $125,000 and an interest payment equal to the amount of all interest accrued through the previous day. A final payment of all unpaid principal, interest and any other charges with respect to the 2017 Term Loan shall be due and payable on the 2017 Loan Maturity Date.

The Company incurred debt issuance costs of approximately $0.1 million related to the 2017 Term Loan. These costs were recorded using the same treatment as described for the 2015 Term Loan debt issuance costs.

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2017, $10.0 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

Borrower’s obligations under the 2015 and 2017 term loans are guaranteed by the Company. All obligations of Borrower under the 2015 and 2017 term loans are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness; limitations on distributions to shareholders; and restrictions on certain investments, sale of assets and merging or consolidating with other persons.

The Company was in compliance with all debt covenants as of June 30, 2017. During the three and six months ended June 30, 2017, less than $0.1 million and $0.1 million, respectively, of interest expense was capitalized associated with the buildout of the winemaking facility in West Richland, Washington (the “Washington Winemaking Facility”).

A summary of debt maturity as of June 30, 2017 is as follows (in thousands):

Principal due the remainder of 2017	$285
Principal due in 2018	1,140
Principal due in 2019	1,140
Principal due in 2020	1,140
Principal due in 2021	1,140
Principal due thereafter	20,035
Total	$24,880

9.	Stockholders’ Equity
In March 2014, the Board of Directors of the Company authorized a share repurchase program (the “2014 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2014 Repurchase Program, any repurchased shares were constructively retired, and on February 29, 2016, the 2014 Repurchase Program was completed. Under the total 2014 Repurchase Program the Company repurchased 228,522 shares at an original repurchase cost of $2.0 million.

In March 2016, the Board of Directors of the Company authorized a second share repurchase program (the “2016 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2016 Repurchase Program, any repurchased shares were constructively retired, and on November 14, 2016, the 2016 Repurchase Program was completed. Under the total 2016 Repurchase Program the Company repurchased 232,461 shares at an original repurchase price of $2.0 million.

In November 2016, the Board of Directors of the Company authorized a third share repurchase program (the “2017 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2017 Repurchase Program, any repurchased shares will be constructively retired. No shares have been repurchased under the 2017 Repurchase Program as of June 30, 2017.

10.	Income Taxes
The Company’s effective tax rates for the three months ended June 30, 2017 and 2016 were 39.0% and 44.3%, respectively. The Company’s effective tax rates for the six months ended June 30, 2017 and 2016 were 38.7% and 42.4%, respectively. The consolidated income tax expense for the three and six months ended June 30, 2017 and 2016 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ending December 31, 2017 and 2016, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate was primarily attributable to state taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment and the domestic production activity deduction.

The Company does not have any amounts in its condensed consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at June 30, 2017 and December 31, 2016.

11.	Business Segment Information

The Company has identified two operating segments which are reportable segments for financial statement reporting purposes, Wholesale net sales and Direct to Consumer net sales, based upon their different distribution channels, margins and selling strategies. Wholesale net sales include all sales through a third party where prices are given at a wholesale rate, whereas Direct to Consumer net sales include retail sales in the tasting room, remote sites and on-site events, wine club net sales and other sales made directly to the consumer without the use of an intermediary.

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$7,807	$8,626	$6,036	$5,514	$1,164	$1,095	$15,007	$15,235
Cost of sales	4,332	4,797	1,912	1,682	820	1,190	7,064	7,669
Gross profit (loss)	3,475	3,829	4,124	3,832	344	(95)	7,943	7,566
Operating expenses:
Sales and marketing	1,441	1,522	1,709	1,534	753	822	3,903	3,878
General and administrative	—	—	—	—	2,637	2,624	2,637	2,624
Total operating expenses	1,441	1,522	1,709	1,534	3,390	3,446	6,540	6,502
Net loss on disposal of property and equipment	—	—	—	—	1	28	1	28
Income (loss) from operations	$2,034	$2,307	$2,415	$2,298	$(3,047)	$(3,569)	$1,402	$1,036

	Six Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$16,828	$18,569	$11,131	$10,207	$1,897	$2,013	$29,856	$30,789
Cost of sales	9,164	10,388	3,429	3,112	1,535	2,068	14,128	15,568
Gross profit (loss)	7,664	8,181	7,702	7,095	362	(55)	15,728	15,221
Operating expenses:
Sales and marketing	3,110	3,195	3,198	2,976	1,544	1,664	7,852	7,835
General and administrative	—	—	—	—	5,225	5,795	5,225	5,795
Total operating expenses	3,110	3,195	3,198	2,976	6,769	7,459	13,077	13,630
Net (gain) loss on disposal of property and equipment	—	—	—	—	(1)	22	(1)	22
Income (loss) from operations	$4,554	$4,986	$4,504	$4,119	$(6,406)	$(7,536)	$2,652	$1,569

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

Quantities or results referred to as “current quarter” and “current six-month period” refer to the three and six months ended June 30, 2017.

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
At June 30, 2017, wine inventory includes approximately 0.7 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Sales
໿

	Three Months Ended June 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Wholesale	$7,807	$8,626	$(819)	(9)%
Direct to Consumer	6,036	5,514	522	9%
Other	1,164	1,095	69	6%
Total net sales	$15,007	$15,235	$(228)	(1)%

Wholesale net sales decreased $0.8 million, or 9%, in the current quarter as compared to the same period in 2016. The decrease was primarily driven by domestic volume declines of 9%, export volume declines of 16% and increased price support, partially offset by a shift in product mix. The decline in domestic volume was primarily driven by higher than usual second quarter of 2016 sales of certain products in advance of announced price increases and the close-out of certain lower-priced wines.

Direct to Consumer net sales increased $0.5 million, or 9%, in the current quarter as compared to the same period in 2016.  The increase was primarily driven by an increase in wine club net sales of $0.4 million and an increase in combined e-commerce and special events net sales of $0.3 million, partially offset by a decrease in tasting room net sales of $0.2 million. The increase in wine club net sales was primarily driven by price increases and a shift toward higher value varietals.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall increase of $0.1 million, or 6%, in the current quarter as compared to the same period in 2016. The increase is primarily driven by higher average-priced bulk wine sales compared to the same period 2016.

Gross Profit

	Three Months Ended June 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Wholesale	$3,475	$3,829	$(354)	(9)%
Wholesale gross margin percentage	45%	44%
Direct to Consumer	4,124	3,832	292	8%
Direct to Consumer gross margin percentage	68%	69%
Other	344	(95)	439	462%
Total gross profit	$7,943	$7,566	$377	5%
Total gross margin percentage	53%	50%

Total gross margin percentage in the current quarter and the same period in 2016 was negatively impacted 0.7% and 0.5%, respectively, related to the sale of inventory recorded at fair value attributable to the Seven Hills Winery acquisition in January 2016.

Wholesale gross profit decreased $0.4 million, or 9%, in the current quarter as compared to the same period in 2016. Gross margin percentage, which is defined as gross profit as a percentage of net sales, increased approximately 12 basis points in the current quarter driven primarily by price increases and improved mix.

Direct to Consumer gross profit increased $0.3 million, or 8%, in the current quarter as compared to the same period in 2016. Gross margin percentage decreased approximately 117 basis points in the current period, which was driven primarily by a shift in product mix and a decrease in freight gross margin, partially offset by price increases.

Other gross profit includes bulk wine and grape sales, event fees and non-wine retail sales which reflected an overall increase of $0.4 million, or 462%, in the current quarter as compared to the same period in 2016. The overall increase was primarily driven by improved margins on bulk wine sales.

Operating Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2017	2016	Increase	% change
Sales and marketing	$3,903	$3,878	$25	1%
General and administrative	2,637	2,624	13	—%
Total operating expenses	$6,540	$6,502	$38	1%

Operating expenses remained relatively flat in the current quarter as compared to the same period in 2016.

Other Income (Expense)໿

	Three Months Ended June 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Interest expense, net	$(47)	$(214)	$(167)	(78)%
Other income, net	118	101	17	17%
Total	$71	$(113)	$(184)	(163)%

Interest expense decreased $0.2 million, or 78%, in the current quarter as compared to the same period in 2016.  The decrease was primarily driven by a higher patronage dividend received in the current quarter related to our 2015 Term Loan and capitalized interest in the current quarter related to the buildout of the Washington Winemaking Facility.

Other income remained relatively flat in the current quarter as compared to the same period in 2016.

Income Tax Provision

The Company’s effective tax rates for the three months ended June 30, 2017 and 2016 were 39.0% and 44.3%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate in the second quarter of 2017 and in the same period in 2016 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment and the domestic production activity deduction.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Sales
໿

	Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Wholesale	$16,828	$18,569	$(1,741)	(9)%
Direct to Consumer	11,131	10,207	924	9%
Other	1,897	2,013	(116)	(6)%
Total net sales	$29,856	$30,789	$(933)	(3)%

Wholesale net sales decreased $1.7 million, or 9%, in the current six-month period as compared to the same period in 2016. The decrease was primarily driven by domestic volume declines of 11%, export volume declines of 3% and increased price support, partially offset by a shift in product mix. The decline in domestic volume was primarily driven by higher than usual first half of 2016 sales of certain products in advance of announced price increases and the close-out of certain lower-priced wines.

Direct to Consumer net sales increased $0.9 million, or 9%, in the current six-month period as compared to the same period in 2016.  The increase was primarily driven by an increase in wine club net sales of $0.9 million and an increase in combined e-commerce, special events and freight net sales of $0.4 million, partially offset by a decrease in tasting room net sales of $0.3 million. The increase in wine club net sales was primarily driven by price increases and a shift toward higher value varietals and the shift in e-commerce was primarily driven by favorable responses to scores on certain wines. The decrease in tasting room net sales was primarily driven by less foot traffic, mostly due to closures during the first quarter of 2017 from historic weather related events.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall decrease of $0.1 million, or 6%, in the current six-month period as compared to the same period in 2016. The decrease was primarily driven by a decline in event fee revenue, partially offset by higher average-priced bulk wine sales compared to the same period in 2016.

Gross Profit

	Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Wholesale	$7,664	$8,181	$(517)	(6)%
Wholesale gross margin percentage	46%	44%
Direct to Consumer	7,702	7,095	607	9%
Direct to Consumer gross margin percentage	69%	70%
Other	362	(55)	417	758%
Total gross profit	$15,728	$15,221	$507	3%
Total gross margin percentage	53%	49%

Total gross margin percentage in the current six-month period and the same period in 2016 was negatively impacted 0.5% and 0.4%, respectively, related to the sale of inventory recorded at fair value attributable to the Seven Hills Winery acquisition in January 2016.

Wholesale gross profit decreased $0.5 million, or 6%, in the current six-month period as compared to the same period in 2016. Gross margin percentage increased approximately 149 basis points in the current six-month period driven primarily by price increases and improved mix, as the first half of 2016 included the close-out of certain lower priced and lower margin wines.

Direct to Consumer gross profit increased $0.6 million, or 9%, in the current six-month period as compared to the same period in 2016. Gross margin percentage decreased approximately 32 basis points in the current six-month period, which was driven primarily by a shift in product mix and a decrease in freight gross margin, partially offset by price increases.

Other gross profit includes bulk wine and grape sales, event fees and non-wine retail sales which reflected an overall increase of $0.4 million, or 758%, in the current six-month period as compared to the same period in 2016. The overall increase was primarily driven by improved margins on bulk wine sales, partially offset by reduced event fees and an increase in discounted tasting room customers.

Operating Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Sales and marketing	$7,852	$7,835	$17	—%
General and administrative	5,225	5,795	(570)	(10)%
Total operating expenses	$13,077	$13,630	$(553)	(4)%

Sales and marketing expenses remained relatively flat in the current six-month period as compared to the same period in 2016.

General and administrative expenses decreased $0.6 million, or 10%, in the current six-month period as compared to the same period in 2016.  The decrease was primarily driven by decreased legal fees associated with the Seven Hills Winery acquisition in the first quarter of 2016 and outside services associated with technology enhancements to support planned business growth in the first half of 2016.

Other Income (Expense)໿

	Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Interest expense, net	$(240)	$(446)	$(206)	(46)%
Other income, net	276	171	105	61%
Total	$36	$(275)	$(311)	(113)%

Interest expense decreased $0.2 million, or 46%, in the current six-month period as compared to the same period in 2016.  The decrease was primarily driven by a higher patronage dividend received in the current period related to our 2015 Term Loan and capitalized interest in the current quarter related to the buildout of the Washington Winemaking Facility.

Other income increased $0.1 million, or 61%, in the current six-month period as compared to the same period in 2016.  The overall increase in other income was primarily driven by increased interest income on our short-term investments and increased net rental property income.

Income Tax Provision

The Company’s effective tax rates for the six months ended June 30, 2017 and 2016 were 38.7% and 42.4%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate in the first half of 2017 and in the same period in 2016 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment and the domestic production activity deduction.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash and cash equivalents, investments in available for sale securities, funds generated from operations and bank borrowings. The Company’s primary cash needs are to fund working capital requirements and capital expenditures.

Credit Facilities

Revolving Credit Facility

In March 2013, Crimson entered into a $60.0 million revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together are secured by substantially all of Crimson’s assets. The revolving loan facility is for up to $10.0 million of availability in the aggregate for a five year term, and the term revolving loan facility is for up to $50.0 million in the aggregate for a fifteen year term. All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets. No amounts have been borrowed under the revolving credit facility to date.

Term Loans

Term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan will bear a fixed interest rate of 5.24% per annum.

The 2015 Term Loan will mature on October 1, 2040 (the “2015 Loan Maturity Date”). On the first day of each January, April, July and October, commencing January 1, 2016,  PRW Borrower is required to make a principal payment in the amount of $160,000 and an interest payment equal to the amount of all interest accrued through the previous day. A final payment of all unpaid principal, interest and any other charges with respect to the 2015 Term Loan shall be due and payable on the 2015 Loan Maturity Date.

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2017, $14.9 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC and A Fine Old Building, LLC (individually and collectively the “DCV Borrower” and, individually and collectively with the PRW Borrower, the “Borrower”), both wholly-owned subsidiaries of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan will bear a fixed interest rate of 5.39% per annum.

The 2017 Term Loan will mature on July 1, 2037 (the “2017 Loan Maturity Date”). On the first day of each January, April, July and October, commencing October 1, 2017, Borrower is required to make a principal payment in the amount of $125,000 and an interest payment equal to the amount of all interest accrued through the previous day. A final payment of all unpaid principal, interest and any other charges with respect to the 2017 Term Loan shall be due and payable on the 2017 Loan Maturity Date.

The full $10.0 million was drawn at closing and the Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2017, $10.0 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

Borrower’s obligations under the 2015 and 2017 term loans are guaranteed by the Company. All obligations of Borrower under the term loans are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness; limitations on distributions to shareholders; and restrictions on certain investments, sale of assets and merging or consolidating with other entities.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2017 and 2016 (in thousands):

Cash provided by (used in):	2017	2016
Operating activities	$1,928	$5,355
Investing activities	(2,965)	(11,608)
Financing activities	9,097	(1,916)

Cash provided by operating activities

Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2017, consisting primarily of $1.6 million of net income adjusted for non-cash items such as $4.3 million of depreciation and amortization, partially offset by $4.0 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and an increase in inventory, partially offset by a decrease in other current assets. The decrease in accounts payable and accrued liabilities was primarily due to grower payments made in the current period for the 2016 harvest.

Net cash provided by operating activities was $5.4 million for the six months ended June 30, 2016, consisting primarily of $0.7 million of net income adjusted for non-cash items such as $4.1 million of depreciation and amortization, $0.3 million of loss on write-down of inventory, $0.3 million of deferred income tax provision and $0.2 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a  decrease in accounts payable and accrued liabilities partially offset by a decrease in accounts receivable, inventory, excluding inventory acquired in the Seven Hills Winery acquisition and other current assets.

Cash used in investing activities

Net cash used in investing activities was $3.0 million for the six months ended June 30, 2017, consisting primarily of capital expenditures of $6.7 million, partially offset by net redemptions of available for sale investments of $3.8 million. Capital expenditures of $6.7 million include $4.5 million of costs related to the buildout of the Washington Winemaking Facility and other planned purchases associated with ongoing business activities.

Net cash used in investing activities was $11.6 million for the six months ended June 30, 2016, consisting primarily of $7.3 million of cash paid in the acquisition of Seven Hills Winery and capital expenditures of $6.1 million, partially offset by net redemptions of available for sale investments of $1.8 million. Capital expenditures included $3.1 million in strategic land acquisitions.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $9.1 million, which reflects proceeds of $10.0 million from the issuance of the 2017 Term Loan, partially offset by principal payments on our 2015 Term Loan of $0.5 million and contingent consideration payments of $0.4 million associated with the Seven Hills Winery acquisition.

Net cash used in financing activities for the six months ended June 30, 2016 was $1.9 million, which reflects the repurchase of shares of our common stock at a repurchase price of $1.6 million and principal payments on our 2015 Term Loan of $0.3 million.

Share Repurchases

In March 2014, the Board of Directors of the Company authorized a share repurchase program (the “2014 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2014 Repurchase Program, any repurchased shares were constructively retired, and on February 29, 2016, the 2014 Repurchase Program was completed. Under the total 2014 Repurchase Program the Company repurchased 228,522 shares at an original repurchase cost of $2.0 million.

In March 2016, the Board of Directors of the Company authorized a second share repurchase program (the “2016 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2016 Repurchase Program, any repurchased shares were constructively retired, and on November 14, 2016, the 2016 Repurchase Program was completed. Under the total 2016 Repurchase Program the Company repurchased 232,461 shares at an original repurchase price of $2.0 million.

In November 2016, the Board of Directors of the Company authorized a third share repurchase program (the “2017 Repurchase Program”) that provides for the repurchase of up to $2.0 million of outstanding common stock. Under the 2017 Repurchase Program, any repurchased shares will be constructively retired. No shares have been repurchased under the 2017 Repurchase Program as of June 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crimson does not currently have any exposure to financial market risk.  Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and a two term loans. The revolving credit facility had no outstanding balance as of June 30, 2017, and has interest at floating rates on borrowings.  The term loans had $24.9 million outstanding at June 30, 2017, and are fixed-rate debt, and therefore are not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1
Loan Agreement, dated June 29, 2017 by and between Double Canyon Vineyards, LLC and A Fine Old Building, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8–K filed on July 3, 2017).

10.2	Term Loan Promissory Note issued by Double Canyon Vineyards, LLC and A Fine Old Building, LLC, dated June 29, 2017 (incorporated by reference to Exhibit 10.2 to Form 8–K filed on July 3, 2017).
10.3	Guaranty, dated June 29, 2017, by and between Crimson Wine Group, Ltd. and American AgCredit, FLCA (incorporated by reference to Exhibit 10.3 to Form 8–K filed on July 3, 2017).
10.4
Trust Deed, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.4 to Form 8–K filed on July 3, 2017).

10.5
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from A Fine Old Building, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.5 to Form 8–K filed on July 3, 2017).

10.6
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.6 to Form 8–K filed on July 3, 2017).

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
101
Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	August 8, 2017	By:	/s/ Shannon McLaren
Shannon McLaren
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
10.1
Loan Agreement, dated June 29, 2017 by and between Double Canyon Vineyards, LLC and A Fine Old Building, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8–K filed on July 3, 2017).

10.2	Term Loan Promissory Note issued by Double Canyon Vineyards, LLC and A Fine Old Building, LLC, dated June 29, 2017 (incorporated by reference to Exhibit 10.2 to Form 8–K filed on July 3, 2017).
10.3	Guaranty, dated June 29, 2017, by and between Crimson Wine Group, Ltd. and American AgCredit, FLCA (incorporated by reference to Exhibit 10.3 to Form 8–K filed on July 3, 2017).
10.4
Trust Deed, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.4 to Form 8–K filed on July 3, 2017).

10.5
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from A Fine Old Building, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.5 to Form 8–K filed on July 3, 2017).

10.6
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.6 to Form 8–K filed on July 3, 2017).

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
101
Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Income Statements; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.