Form 10-Q
period 2017-09-30
Crimson Wine Group, Ltd
filed 2017-11-09
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

On November 3, 2017 there were 23,997,385 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$7,891	$4,795
Investments available for sale	21,724	23,754
Accounts receivable, net	4,703	5,061
Inventory	75,270	66,856
Other current assets	1,319	1,729
Total current assets	110,907	102,195
Property and equipment, net	129,320	123,261
Goodwill	1,262	1,262
Intangible and other non-current assets, net	13,610	14,779
Total non-current assets	144,192	139,302
Total assets	$255,099	$241,497
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$13,183	$11,792
Customer deposits	1,730	367
Current portion of long-term debt, net of unamortized loan fees	1,124	634
Total current liabilities	16,037	12,793
Long-term debt, net of current portion and unamortized loan fees	23,587	14,648
Deferred rent, non-current	71	95
Deferred tax liability	6,415	6,396
Total non-current liabilities	30,073	21,139
Total liabilities	46,110	33,932
Equity
Common shares, par value $0.01 per share, 150,000,000 shares authorized; 23,997,385 shares issued and outstanding at September 30, 2017 and December 31, 2016	240	240
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive (loss) income	(12)	5
Accumulated deficit	(68,759)	(70,200)
Total equity	208,989	207,565
Total liabilities and equity	$255,099	$241,497

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$13,505	$15,838	$43,361	$46,627
Cost of sales	7,049	7,948	21,177	23,516
Gross profit	6,456	7,890	22,184	23,111
Operating expenses:
Sales and marketing	3,808	4,169	11,660	12,004
General and administrative	2,604	2,440	7,829	8,235
Total operating expenses	6,412	6,609	19,489	20,239
Net loss on disposal of property and equipment	196	146	195	168
(Loss) income from operations	(152)	1,135	2,500	2,704
Other income (expense):
Interest expense, net	(276)	(233)	(516)	(679)
Other income, net	169	192	445	363
Total other expense, net	(107)	(41)	(71)	(316)
(Loss) income before income taxes	(259)	1,094	2,429	2,388
Income tax (benefit) provision	(53)	437	988	986
Net (loss) income	$(206)	$657	$1,441	$1,402
Basic and fully diluted weighted-average shares outstanding	23,997	24,085	23,997	24,165
Basic and fully diluted (loss) earnings per share	$(0.01)	$0.03	$0.06	$0.06

See accompanying notes to unaudited interim condensed consolidated financial statements.

໿CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(206)	$657	$1,441	$1,402
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on investments arising during the period, net of tax	(1)	(21)	(17)	101
Comprehensive (loss) income	$(207)	$636	$1,424	$1,503

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Net cash flows from operating activities:
Net income	$1,441	$1,402
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	5,238	4,966
Amortization of intangible assets	1,169	1,166
Amortization of loan fees	7	5
Loss on change in fair value of contingent consideration	25	37
Loss on write-down of inventory	83	149
Net loss on disposal of property and equipment	195	168
Deferred rent	(24)	(13)
Provision for deferred income taxes	32	283
Net change in operating assets and liabilities:
Accounts receivable	358	(357)
Inventory	(8,497)	(5,858)
Other current assets	410	289
Other non-current assets	—	154
Accounts payable and accrued liabilities	2,180	4,301
Customer deposits	1,363	1,187
Net cash provided by operating activities	3,980	7,879
Net cash flows from investing activities:
Acquisition of Seven Hills Winery	—	(7,320)
Purchase of investments available for sale	(5,750)	(5,500)
Redemptions of investments available for sale	7,750	6,750
Acquisition of property and equipment	(11,983)	(9,035)
Proceeds from disposal of property and equipment	34	51
Net cash used in investing activities	(9,949)	(15,054)
Net cash flows from financing activities:
Proceeds from issuance of long-term debt	10,000	—
Principal payments on long-term debt	(480)	(480)
Repurchase of common stock	—	(2,260)
Payment of contingent consideration	(357)	—
Payment of term loan fees	(98)	—
Net cash provided by (used in) financing activities	9,065	(2,740)
Net increase (decrease) in cash and cash equivalents	3,096	(9,915)
Cash and cash equivalents - beginning of period	4,795	18,333
Cash and cash equivalents - end of period	$7,891	$8,418
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$494	$583
Income taxes	$—	$—
Non-cash investing activity:
Unrealized holding (losses) gains on investments, net of tax	$(17)	$101
Acquisition of property and equipment not yet paid	$657	$430
Contingent consideration for the acquisition of Seven Hills Winery	$—	$610

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Background and Basis of Presentation

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited condensed consolidated financial statements for the year ended December 31, 2016, as filed with the SEC on Form 10-K (the “2016 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations.  The unaudited condensed consolidated balance sheet at December 31, 2016 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements, there were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2017.  See Note 3 to the 2016 Report for a description of the Company’s significant accounting policies.

Reclassifications

Certain reclassifications have been made to the prior period unaudited interim condensed consolidated balance sheet and statement of cash flows to conform to the current period presentation. The reclassifications had no impact on previously reported net (loss) income, equity or cash flows.

Recent Accounting Pronouncements

Subsequent to the filing of the 2016 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides an update of accounting pronouncements applicable to Crimson that are net yet adopted as of September 30, 2017 and a description of accounting pronouncements that were adopted during the nine months ended September 30, 2017:
໿

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. Topic 606 defines a five step process to require revenue to be recognized when control of goods is transferred to the customer and consideration is expected to be received. ASU 2014-09 also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments related to revenue recognition.
January 1, 2018
While the Company has not completed its full assessment, other than additional disclosure requirements, it does not believe the adoption of this standard will have a material impact on the amount or timing of revenue recognized or its revenue recognition policies. The Company expects to complete its assessment of the impact towards the end of 2017.

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
ASU 2015-11, Inventory (Topic 330)
Topic 330, Inventory, previously required an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to now measure inventory at the lower of cost or net realizable value.
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

The acquisition-date fair value of total consideration for the Seven Hills Winery acquisition was $7.9 million, consisting of $7.3 million in cash, which included a working capital adjustment of $0.3 million, and $0.6 million of non-cash contingent consideration. The contingent consideration arrangement requires the Company to pay up to $0.8 million in future earn-out payments based on certain achievements of the acquired business over the 38 months following the closing of the acquisition. Achievements defined in the purchase agreement have been met and therefore $0.4 million of earn-out payments have been made during the nine months ended September 30, 2017. Total acquisition related costs were $0.3 million, which were recorded during the year ended December 31, 2016. Pro forma financial statements are not presented as they are not material to the Company’s overall condensed consolidated financial statements.

The Company recognized $0.2 million of acquisition related costs during the nine months ended September 30, 2016 under the line item entitled ‘General and administrative.’ The Company’s results for the three and nine months ended September 30, 2016 include the results of Seven Hills Winery for the period since the date of acquisition.

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

The methodology utilized to estimate the fair value of the assets acquired and liabilities assumed related to Seven Hills Winery was as follows:

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

Contingent Consideration

The Company estimated the fair value of the contingent consideration at January 27, 2016 (the acquisition date) to be $0.6 million, using a probability-weighted discounted cash flow model. This fair value measurement represents a Level 3 measurement. Changes to the estimated fair value of the contingent consideration at each reporting period are recorded in the Company’s condensed consolidated statement of operations under the line item titled ‘General and administrative’ as an operating expense. The fair value of the contingent consideration as of September 30, 2017 and December 31, 2016 was $0.3 million and $0.7 million, respectively, and during each of the three and nine months ended September 30, 2017 and 2016, changes in the estimated fair value of the contingent consideration were insignificant.

3.	Inventory

A summary of inventory at September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$42,446	$33,650
In-process goods	32,337	32,828
Packaging and bottling supplies	487	378
Total inventory	$75,270	$66,856

4.	Property and Equipment

A summary of property and equipment at September 30, 2017 and December 31, 2016, and depreciation expense for the three and nine months ended September 30, 2017 and 2016, is as follows (in thousands):
໿

	Depreciable Lives
	(in years)	September 30, 2017	December 31, 2016
Land and improvements	N/A	$46,566	$46,564
Buildings and improvements	20-40	58,919	51,140
Vineyards, orchards and improvements	7-25	37,108	36,163
Winery and vineyard equipment	3-25	36,261	33,690
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,020	3,176
Construction in progress	N/A	2,983	3,788
Total		190,496	180,160
Accumulated depreciation and amortization		(61,176)	(56,899)
Property and equipment, net		$129,320	$123,261

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Capitalized into inventory	$1,378	$1,365	$4,096	$3,896
Expensed to general and administrative	387	278	1,142	1,070
Total depreciation	$1,765	$1,643	$5,238	$4,966

5.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within three years or less.

The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

September 30, 2017	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$6,000	$6,000	$—	$(5)	$5,995	$—	$5,995
Certificates of Deposit	15,750	15,750	6	(27)	—	15,729	15,729
Total	$21,750	$21,750	$6	$(32)	$5,995	$15,729	$21,724
December 31, 2016
U.S. Treasury Note	$10,000	$10,000	$—	$(5)	$9,995	$—	$9,995
Certificates of Deposit	13,750	13,750	27	(18)	—	13,759	13,759
Total	$23,750	$23,750	$27	$(23)	$9,995	$13,759	$23,754

Gross unrealized losses on available-for-sale securities were less than $0.1 million as of September 30, 2017, and the Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of September 30, 2017 and December 31, 2016, other than the assets and liabilities related to the Seven Hills Winery acquisition (see Note 2), the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term liabilities, the carrying amounts of such financial instruments approximate their fair values. As of September 30, 2017 the Company has estimated the fair value of its outstanding debt to be approximately $24.5 million compared to its carrying value of $24.9 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

6.	Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at September 30, 2017 and December 31, 2016, and amortization expense for the three and nine months ended September 30, 2017 and 2016, is as follows (in thousands):

			September 30, 2017			December 31, 2016
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$6,576	$11,424	$18,000	$5,779	$12,221
Distributor relationships	10 - 14	2,700	1,193	1,507	2,700	1,046	1,654
Customer relationships	7	1,900	1,719	181	1,900	1,515	385
Legacy permits	14	250	113	137	250	100	150
Trademark	20	200	91	109	200	83	117
Total		$23,050	$9,692	$13,358	$23,050	$8,523	$14,527
Other non-current assets				252			252
Total intangible and other non-current assets, net				$13,610			$14,779

				Three Months Ended September 30,		Nine Months Ended September 30,
Amortization expense				2017	2016	2017	2016
Total amortization expense				$390	$388	$1,169	$1,166

The estimated aggregate future amortization as of September 30, 2017 for the next five years and thereafter is identified below (in thousands):

Amortization
Remainder of 2017	$388
2018	1,402
2019	1,286
2020	1,286
2021	1,286
Thereafter	7,710
Total	$13,358

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Accounts payable	$8,015	$5,863
Accrued compensation related expenses	1,856	2,428
Acquisition of property and equipment	657	1,098
Production and farming	602	381
Depletion allowance	456	583
Accrued interest	355	224
Sales and marketing	339	352
Accrued taxes	310	—
Contingent liability related to Seven Hills Winery	297	697
Other accrued expenses	296	166
Total accounts payable and accrued liabilities	$13,183	$11,792

8.	Debt
Details of the Company’s debt as of September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	September 30, 2017			December 31, 2016
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$640	$14,240	$14,880	$640	$14,720	$15,360	5.24%	October 1, 2040
2017 Term Loan	500	9,500	10,000	—	—	—	5.39%	July 1, 2037
Total debt	1,140	23,740	24,880	640	14,720	15,360
Unamortized loan fees	(16)	(153)	(169)	(6)	(72)	(78)
Total debt, net of unamortized loan fees	$1,124	$23,587	$24,711	$634	$14,648	$15,282
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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2017, $14.9 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2017, $10.0 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness; limitations on distributions to shareholders; and restrictions on certain investments, sale of assets and merging or consolidating with other parties.

The Company was in compliance with all debt covenants as of September 30, 2017. During the three and nine months ended September 30, 2017, $0.1 million and $0.2 million, respectively, of interest expense was capitalized associated with the buildout of the winemaking facility in West Richland, Washington (the “Washington Winemaking Facility”). The Washington Winemaking Facility was completed in September 2017.

A summary of debt maturity as of September 30, 2017 is as follows (in thousands):

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

10.	Income Taxes
Consolidated income tax expense for the three and nine months ended September 30, 2017 and 2016 was determined based upon the Company’s estimated consolidated annual effective income tax rates for the years ending December 31, 2017 and 2016, respectively.

The Company’s effective tax rates for the three months ended September 30, 2017 and 2016 were 20.5% and 39.9%, respectively.

The Company’s effective tax rates for the nine months ended September 30, 2017 and 2016 were 40.7% and 41.3%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the nine months ended September 30, 2017 was primarily attributable to state taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the nine months ended September 30, 2016 was primarily attributable to state taxes and permanent items, which primarily consisted of meals and entertainment and the domestic production activity deduction.

The Company does not have any amounts in its condensed consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at September 30, 2017 and December 31, 2016.

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$6,480	$8,698	$5,319	$5,288	$1,706	$1,852	$13,505	$15,838
Cost of sales	3,903	4,585	1,552	1,509	1,594	1,854	7,049	7,948
Gross profit (loss)	2,577	4,113	3,767	3,779	112	(2)	6,456	7,890
Operating expenses:
Sales and marketing	1,358	1,719	1,512	1,602	938	848	3,808	4,169
General and administrative	—	—	—	—	2,604	2,440	2,604	2,440
Total operating expenses	1,358	1,719	1,512	1,602	3,542	3,288	6,412	6,609
Net loss on disposal of property and equipment	—	—	—	—	196	146	196	146
Income (loss) from operations	$1,219	$2,394	$2,255	$2,177	$(3,626)	$(3,436)	$(152)	$1,135

	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$23,308	$27,267	$16,450	$15,495	$3,603	$3,865	$43,361	$46,627
Cost of sales	13,067	14,973	4,981	4,621	3,129	3,922	21,177	23,516
Gross profit (loss)	10,241	12,294	11,469	10,874	474	(57)	22,184	23,111
Operating expenses:
Sales and marketing	4,468	4,914	4,710	4,578	2,482	2,512	11,660	12,004
General and administrative	—	—	—	—	7,829	8,235	7,829	8,235
Total operating expenses	4,468	4,914	4,710	4,578	10,311	10,747	19,489	20,239
Net loss on disposal of property and equipment	—	—	—	—	195	168	195	168
Income (loss) from operations	$5,773	$7,380	$6,759	$6,296	$(10,032)	$(10,972)	$2,500	$2,704

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

Quantities or results referred to as “current quarter” and “current nine-month period” refer to the three and nine months ended September 30, 2017.

Cautionary Statement for Forward-Looking Information

This MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, that include results of Crimson Wine Group, Ltd. and all of its subsidiaries further collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with GAAP for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and our management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements.

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
At September 30, 2017, wine inventory includes approximately 1.0 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Sales
໿

	Three Months Ended September 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Wholesale	$6,480	$8,698	$(2,218)	(26)%
Direct to Consumer	5,319	5,288	31	1%
Other	1,706	1,852	(146)	(8)%
Total net sales	$13,505	$15,838	$(2,333)	(15)%

Wholesale net sales decreased $2.2 million, or 26%, in the current quarter as compared to the same period in 2016. The decrease was primarily driven by domestic volume declines of 23%, export volume declines of 11% and increased price support, partially offset by a shift in product mix. The decline in domestic wholesale volume was due to significant distributor inventory reductions, increased competitive activity and slower than anticipated retail uptake of price increases on certain products.

Direct to Consumer net sales remained relatively flat in the current quarter as compared to the same period in 2016.  The Company had lower than anticipated wine club net sales during the three months ended September 30, 2017 as a result of hurricanes, which delayed certain shipments to the fourth quarter of 2017.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall decrease of $0.1 million, or 8%, in the current quarter as compared to the same period in 2016. The decrease was primarily driven by reduced grape sales compared to the same period in 2016.

Gross Profit

	Three Months Ended September 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Wholesale	$2,577	$4,113	$(1,536)	(37)%
Wholesale gross margin percentage	40%	47%
Direct to Consumer	3,767	3,779	(12)	—%
Direct to Consumer gross margin percentage	71%	71%
Other	112	(2)	114	5,700%
Total gross profit	$6,456	$7,890	$(1,434)	(18)%
Total gross margin percentage	48%	50%

Wholesale gross profit decreased $1.5 million, or 37%, in the current quarter as compared to the same period in 2016. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased approximately 752 basis points in the current quarter driven by increased price support, higher costs related to the transition to new vintage products and expected lower margins on inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.

Direct to Consumer gross profit and gross margin percentage remained relatively flat in the current quarter as compared to the same period in 2016.

Other gross profit includes bulk wine and grape sales, event fees and non-wine retail sales which reflected an overall increase of $0.1 million, or 5,700%, in the current quarter as compared to the same period in 2016. The overall increase was primarily driven by improved margins on bulk wine and grape sales.

Operating Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Sales and marketing	$3,808	$4,169	$(361)	(9)%
General and administrative	2,604	2,440	164	7%
Total operating expenses	$6,412	$6,609	$(197)	(3)%

Sales and marketing expenses decreased $0.4 million, or 9%, in the current quarter as compared to the same period in 2016. The decrease was primarily driven by decreased compensation related expenses in line with financial results.

General and administrative expenses increased $0.2 million, or 7%, in the current quarter as compared to the same period in 2016. The increase was primarily driven by increased legal fees and increased outside services associated with technology enhancements, partially offset by decreased compensation related expenses in line with financial results.

Other Income (Expense)໿

	Three Months Ended September 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Interest expense, net	$(276)	$(233)	$43	18%
Other income, net	169	192	(23)	(12)%
Total	$(107)	$(41)	$66	161%

Interest expense increased by less than $0.1 million, or 18%, in the current quarter as compared to the same period in 2016.  The increase was primarily driven by the 2017 Term Loan entered into during the second quarter of 2017, partially offset by capitalized interest in the current quarter related to the buildout of the Washington Winemaking Facility which was completed in September 2017.

Other income remained relatively flat in the current quarter as compared to the same period in 2016.

Income Tax Benefit

Income tax benefit in the current quarter was immaterial.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net Sales
໿

	Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Wholesale	$23,308	$27,267	$(3,959)	(15)%
Direct to Consumer	16,450	15,495	955	6%
Other	3,603	3,865	(262)	(7)%
Total net sales	$43,361	$46,627	$(3,266)	(7)%

Wholesale net sales decreased $4.0 million, or 15%, in the current nine-month period as compared to the same period in 2016. The decrease was primarily driven by domestic volume declines of 15%, export volume declines of 6% and increased price support, partially offset by a shift in product mix. The decline in domestic volume was driven by significant distributor inventory reductions, increased competitive activity, the close-out of certain wines and slower than anticipated retail uptake of price increases on certain products.

Direct to Consumer net sales increased $1.0 million, or 6%, in the current nine-month period as compared to the same period in 2016.  The increase was primarily driven by an increase in wine club net sales of $0.9 million and an increase in combined e-commerce, special events and freight net sales of $0.5 million, partially offset by a decrease in tasting room net sales of $0.4 million. The increase in wine club net sales was primarily driven by price increases and a shift toward higher value varietals and the shift in e-commerce was primarily driven by favorable campaign responses on certain wines. The Company had lower than anticipated wine club net sales during the nine months ended September 30, 2017 as a result of hurricanes, which delayed certain shipments to the fourth quarter of 2017. The decrease in tasting room net sales was primarily driven by less foot traffic and a shift in product mix.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall decrease of $0.3 million, or 7%, in the current nine-month period as compared to the same period in 2016. The decrease was primarily driven by a decline in event fee revenue and reduced grape sales, partially offset by a higher average price per gallon on bulk wine sales.

Gross Profit

	Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Wholesale	$10,241	$12,294	$(2,053)	(17)%
Wholesale gross margin percentage	44%	45%
Direct to Consumer	11,469	10,874	595	5%
Direct to Consumer gross margin percentage	70%	70%
Other	474	(57)	531	932%
Total gross profit	$22,184	$23,111	$(927)	(4)%
Total gross margin percentage	51%	50%

Wholesale gross profit decreased $2.1 million, or 17%, in the current nine-month period as compared to the same period in 2016. Gross margin percentage decreased approximately 115 basis points in the current nine-month period primarily driven by increased price support, higher costs related to the transition to new vintage products and expected lower margins on inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.

Direct to Consumer gross profit increased $0.6 million, or 5%, in the current nine-month period as compared to the same period in 2016. The increase in gross profit was primarily driven by price increases on certain products and a shift in product mix. Gross margin percentage remained relatively flat in the current nine-month period as compared to the same period in 2016.

Other gross profit includes bulk wine and grape sales, event fees and non-wine retail sales which reflected an overall increase of $0.5 million, or 932%, in the current nine-month period as compared to the same period in 2016. The overall increase was primarily driven by improved margins on bulk wine and grape sales, partially offset by reduced event fees.

Operating Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	Decrease	% change
Sales and marketing	$11,660	$12,004	$(344)	(3)%
General and administrative	7,829	8,235	(406)	(5)%
Total operating expenses	$19,489	$20,239	$(750)	(4)%

Sales and marketing expenses decreased $0.3 million, or 3%, in the current nine-month period compared to the same period in 2016. The decrease was primarily driven by decreased compensation related expenses in line with financial results, partially offset by increased legal fees and licensing and permit fees.

General and administrative expenses decreased $0.4 million, or 5%, in the current nine-month period as compared to the same period in 2016.  The decrease was primarily driven by decreased legal fees associated with the Seven Hills Winery acquisition in the first quarter of 2016, outside services associated with technology enhancements in 2016 and compensation related expenses in line with financial results, partially offset by increased depreciation.

Other Income (Expense)໿

	Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Interest expense, net	$(516)	$(679)	$(163)	(24)%
Other income, net	445	363	82	23%
Total	$(71)	$(316)	$(245)	(78)%

Interest expense decreased $0.2 million, or 24%, in the current nine-month period as compared to the same period in 2016.  The decrease was primarily driven by a higher patronage dividend received in the current period related to our 2015 Term Loan and capitalized interest in the current period related to the buildout of the Washington Winemaking Facility, partially offset by interest expense associated with the 2017 Term Loan.

Other income increased $0.1 million, or 23%, in the current nine-month period as compared to the same period in 2016.  The overall increase in other income was primarily driven by increased interest income on our short-term investments and increased net rental property income.

Income Tax Provision

The Company’s effective tax rates for the nine months ended September 30, 2017 and 2016 were 40.7% and 41.3%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the nine months ended September 30, 2017 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the nine months ended September 30, 2016 was primarily attributable to state taxes and permanent items, which primarily consisted of meals and entertainment and the domestic production activity deduction.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2017, $14.9 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2017, $10.0 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loans are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness; limitations on distributions to shareholders; and restrictions on certain investments, sale of assets and merging or consolidating with other entities.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2017 and 2016 (in thousands):

Cash provided by (used in):	2017	2016
Operating activities	$3,980	$7,879
Investing activities	(9,949)	(15,054)
Financing activities	9,065	(2,740)

Cash provided by operating activities

Net cash provided by operating activities was $4.0 million for the nine months ended September 30, 2017, consisting primarily of $1.4 million of net income adjusted for non-cash items such as $6.4 million of depreciation and amortization and $0.2 million of loss related to disposals of property and equipment, partially offset by $4.2 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in inventory, partially offset by an increase in accounts payable and accrued liabilities, and customer deposits.

Net cash provided by operating activities was $7.9 million for the nine months ended September 30, 2016, consisting primarily of $1.4 million of net income adjusted for non-cash items such as $6.1 million of depreciation and amortization, $0.3 million of deferred income tax provision and $0.2 million of loss related to disposals of property and equipment, partially offset by $0.3 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in inventory and accounts receivable, excluding inventory acquired in the Seven Hills Winery acquisition, partially offset by an increase in accounts payable and accrued liabilities and customer deposits.

Cash used in investing activities

Net cash used in investing activities was $9.9 million for the nine months ended September 30, 2017, consisting primarily of capital expenditures of $12.0 million, partially offset by net redemptions of available for sale investments of $2.0 million. Capital expenditures of $12.0 million include $7.0 million of costs related to the buildout of the Washington Winemaking Facility and other planned purchases associated with ongoing business activities.

Net cash used in investing activities was $15.1 million for the nine months ended September 30, 2016, consisting primarily of capital expenditures of $9.0 million, $7.3 million of cash paid in the acquisition of Seven Hills Winery, partially offset by net redemptions of available for sale investments of $1.3 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $9.1 million, consisting primarily of proceeds of $10.0 million from the issuance of the 2017 Term Loan, partially offset by principal payments on our 2015 Term Loan of $0.5 million and contingent consideration payments of $0.4 million associated with the Seven Hills Winery acquisition.

Net cash used in financing activities for the nine months ended September 30, 2016 was $2.7 million, consisting primarily of the repurchase of shares of our common stock at a repurchase price of $2.3 million and principal payments on our 2015 Term Loan of $0.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crimson does not currently have any exposure to financial market risk.  Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and two term loans. The revolving credit facility had no outstanding balance as of September 30, 2017, and bears interest at floating rates on borrowings.  The term loans had $24.9 million outstanding at September 30, 2017, and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101
Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	November 9, 2017	By:	/s/ Shannon McLaren
Shannon McLaren
Chief Financial Officer