Form 10-K
period 2017-12-31
Crimson Wine Group, Ltd
filed 2018-03-14
CIK 1562151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ x ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ x ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No   [ x ]

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 30, 2017, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $202,772,000 on that date.

As of March 6, 2018, there were 23,997,385 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

CRIMSON WINE GROUP, LTD.
ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

Crimson Wine Group, Ltd. qualifies as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act (the “JOBS Act”), enacted on April 5, 2012. For as long as Crimson Wine Group, Ltd. remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies which are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K (“Form 10-K”). Therefore, this Form 10-K does not include certain information regarding executive compensation that may be found in the annual reports of other reporting companies.

PART I

Item 1.       Business.

Our Company

Unless the context indicates otherwise, the terms the “Company,” “Crimson,” “we,” “our” or “us” as used herein refer to Crimson Wine Group, Ltd. and its subsidiaries. Crimson has been conducting business since 1991. Prior to February 25, 2013, Crimson was a wholly-owned subsidiary of Leucadia National Corporation (“Leucadia”). On February 1, 2013, Leucadia declared a pro rata dividend of all of the outstanding shares of Crimson’s common stock in a manner that was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes (the “Distribution”). Leucadia’s common shareholders received one share of Crimson common stock for every ten common shares of Leucadia, with cash in lieu of fractional shares, on February 25, 2013.

Crimson is in the business of producing and selling ultra-premium plus wines (i.e., wines that retail for over $16 per 750ml bottle). Crimson is headquartered in Napa, California and through its wholly-owned subsidiaries owns six wineries: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards, Seghesio Family Vineyards, Double Canyon and Seven Hills Winery.

The wine Crimson makes comes from estate grown grapes as well as grapes and bulk wine purchased under contract and on the spot-market. Our business model is a combination of direct to consumer sales and wholesale distributor sales. References to cases of wine herein refer to nine-liter equivalent cases.

Mission, Purpose and Strategy

Our mission and purpose is as follows:

As owners of exceptional vineyards in premier wine growing regions, we are committed to crafting benchmark wines for the pleasure and benefit of those we serve.

Using our three strategic pillars of quality, focus and growth as guides, we seek to enrich lives through uniquely wonderful wine experiences.

Quality. We own exceptional vineyards in premier winegrowing regions across the U.S. We farm our vineyards in a thoughtful, sustainable way with the goal of producing the highest quality grapes and the highest quality wines possible. As part of executing this strategy, Crimson currently owns or leases approximately 989 plantable acres of vineyard land in California, Oregon and Washington. The Company continues to assess other opportunities to enhance the quality of our vineyard holdings and wine portfolio.

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

Growth. To support our quality and focus goals, all of our teams, including winegrowing, sales, marketing and administrative are driven towards continuous improvement. The direct to consumer business, which continued to grow in 2017, generates higher gross margins and we intend to continue emphasizing opportunities in this distribution channel in order to further our growth. Our wholesale distribution channel continues to drive volume sales to a wide customer market. Our wines are available in all states domestically through our network of over 50 distributors, and our export team served customers in over 35 countries through independent importers and brokers during 2017.

Recent Developments

In September 2017, we announced the grand opening of Double Canyon’s new state-of-the-art winemaking facility (the “Washington Winemaking Facility”) located in West Richland, Washington. The Washington Winemaking Facility has an initial production capacity of approximately 50,000 cases with significant room to grow.

Our Wineries and Vineyards

The following table summarizes the Company’s acreage as of December 31, 2017:

	Plantable Acres
	Owned	Leased	Total	Currently Planted
Pine Ridge Vineyards	158	2	160	150
Archery Summit	106	17	123	98
Chamisal Vineyards	99	—	99	86
Seghesio Family Vineyards	313	—	313	283
Double Canyon	185	—	185	107
Seven Hills Winery	109	—	109	98
Total	970	19	989	822

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

The Pine Ridge Vineyards estate business is focused primarily on the production of high quality Cabernet Sauvignon and Bordeaux-style blends sold by Crimson under the Pine Ridge Vineyards brand name. Pine Ridge Vineyards also produces Chenin Blanc + Viognier, which is sold by Crimson under the Pine Ridge brand name and is made from purchased grapes and bulk wine juice processed at a third party custom winemaking facility with a contracted capacity of up to approximately 120,000 cases for the 2017 harvest year. Incremental capacity options are under consideration and available.

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

Archery Summit is focused primarily on producing estate grown, expressive single vineyard Pinot Noir from tightly spaced vines sold by Crimson under the Archery Summit brand name. Archery Summit also produces Vireton Pinot Gris, which is sold by Crimson under the Archery Summit brand name and is made from purchased grapes processed at a third party custom winemaking facility. Total contracted capacity for the 2017 harvest year was 3,000 cases.

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

Chamisal is focused on producing benchmark Chardonnay, single vineyard Pinot Noir as well as a Stainless Chardonnay all produced from top vineyards in the Central Coast, including both purchased and estate grown grapes. The wines are sold by Crimson under the Chamisal Vineyards brand name. Chamisal also produces Malene Rosé, which is sold by Crimson under its own brand name and is made from purchased grapes processed at Chamisal’s facility. The Malene brand was launched with the 2015 vintage released to limited markets in May 2016 and launched across the U.S. in 2017. During 2018, the Malene brand will expand to include new wines which will be featured in an Airstream travel trailer purchased to help promote the brand at the winery and throughout the country.

Seghesio Family Vineyards

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns acreage in two Sonoma County appellations—Alexander Valley and Russian River Valley. Seghesio Family Vineyards has a long history of growing and producing Zinfandel and Italian varietal wines in the Sonoma region of California. The winery facility at Seghesio Family Vineyards has a permitted annual wine production capacity of up to 404,000 gallons which equates to approximately 170,000 cases of wine. The facility includes areas and equipment for crush, fermentation, aging, bottling and warehousing processes, as well as a tasting room, private hospitality areas and administrative offices. There are indoor and outdoor special event dining areas. In Alexander Valley, Seghesio Family Vineyards also owns a historic non-operating winery, Victorian home and railroad depot, which Crimson intends to convert into educational, tasting and hospitality experiences and potentially incremental production facilities.

Seghesio Family Vineyards is focused on producing estate grown, world class Zinfandel and Italian varietal wines as well as a heritage Old Vine Zinfandel, Sonoma County Zinfandel and Defiant Red Blend produced from both purchased and estate grown grapes. The wines are sold by Crimson under the Seghesio Family Vineyards brand name.

Double Canyon

Double Canyon vineyard land was acquired in 2005 and 2006 in the Horse Heaven Hills appellation in Washington. Starting with the 2010 vintage, these vineyards produced the first wines bottled under the Double Canyon brand name. Since the launch of the Double Canyon brand name, the vineyards have significantly expanded production. Starting with the 2015 harvest, the majority of the grapes from the Double Canyon vineyards were used for Double Canyon’s own brand.

In 2017 Double Canyon completed construction of the Washington Winemaking Facility, a 47,000-square-foot wine production facility in West Richland, Washington. The production facility has initial production capacity of 119,000 gallons which equates to approximately 50,000 cases of wine. The new production facility opened in time to process fruit from the 2017 harvest. Double Canyon will share production in the new facility with Seven Hills Winery.

Double Canyon is focused on producing estate grown, benchmark Cabernet Sauvignon as well as a Horse Heaven Hills Cabernet Sauvignon from both purchased and estate grown grapes. Double Canyon launched the Horse Heaven Hills Cabernet Sauvignon nationally in 2016, expanded into more markets and channels across the U.S. in 2017 and will continue to increase distribution in 2018.

Seven Hills Winery

Seven Hills Winery was acquired in January 2016 and has been conducting operations since 1988. Seven Hills Winery has established a storied wine program with a strong history of accolades for both Merlot and Bordeaux-style red blends. The winery facility at Seven Hills Winery has an estimated annual wine production capacity of up to 40,000 gallons which equates to approximately 16,000 cases of wine. Seven Hills Winery and tasting room are located in downtown Walla Walla in the Whitehouse Crawford building, which is listed on the National Register of Historic Places. The 15,463 square-foot facility includes areas and equipment for crush, fermentation, aging, bottling processes, as well as a tasting room and administrative offices. Part of the building is leased to a tenant for use as an operating, full-service restaurant. Seven Hills Winery continues to increase distribution and volume in all channels, including expansion across all U.S. markets during 2017 and 2018.

The Company also acquired land, primarily in the Walla Walla Valley, in December 2016 for use by Seven Hills Winery. This land purchase encompassed approximately 109 acres of vineyards and apple orchards, of which 98 acres are currently planted. These vineyards include 21 acres known as the Seven Hills Old Blocks, which are some of the oldest commercial plantings of Merlot and Cabernet Sauvignon in the appellation. Seven Hills Winery produces estate grown, benchmark Merlot and Cabernet Sauvignon from the Seven Hills Old Blocks and sells fruit to several other notable wineries. In addition, the 109 acres includes 14 acres in The Rocks District which is known for world class Rhone style wines, which is a new project under consideration. During 2017, Seven Hills Winery began replanting certain acres of the apple orchards into vineyards and will continue to assess the remaining portion of the apple orchards for either replanting or sale. During 2018, 36 acres planted with apple orchards were listed in the market for sale.

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

Demand for ultra-premium plus wines can rise and fall with general economic conditions, and is also significantly affected by grape supply. Crimson’s wines are typically sold at retail price points from $16 to $250 per bottle, however, in the wholesale channel, which represented 87% of Crimson’s case volume in the year ended December 31, 2017, 88% for the year ended December 31, 2016 and 89% for the year ended December 31, 2015, the majority of volume is in the $16 to $30 retail price range.

Business Segments

Crimson reports operating results in two segments: Wholesale and Direct to Consumer. These business segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. Both financial and certain non-financial data are reported and evaluated to assist senior management with strategic planning. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are included, however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. Therefore, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated. Further information about segments, including net sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2017, 2016 and 2015 can be found in Note 14 to the consolidated financial statements.
໿

Sales and Marketing

Crimson focuses on brand development and distribution to increase revenues and profitability, which has included acquisitions of vineyards and wineries and the development of new brands with existing assets and the development of new direct sales outlets.

Crimson’s sales and marketing team coordinates the sales and distribution of its various brands, maintains domestic and export distributor relationships and oversees the timing and allocation of new releases. The sales team has employees in major markets in the U.S. and internationally and, where required, as brokers in certain markets. Crimson’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically, as well as cruise lines and over 35 countries throughout the world.

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

Wholesale

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants. Domestic sales of Crimson’s wines are made through over 50 independent wine and spirits distributors. International sales are made through independent importers and brokers. During 2017, domestic distributor sales represented 49% of net sales and export sales represented 5% of net sales. During 2017, one distributor represented 12% of Crimson’s net sales and no other single distributor represented 10% or more of net sales.

Direct to Consumer

As permitted under federal and local regulations, Crimson has been placing increasing emphasis on direct sales to consumers, which it is able to do through the Internet, wine clubs, and at the wineries’ tasting rooms. During 2017, direct sales to consumers represented 38% of net sales.  Approximately 62% of the direct to consumer net sales were through wine clubs, 22% were through the wineries’ tasting rooms and the balance from e-commerce, special events and reimbursement for freight expense. Members typically join our wine clubs after visiting our tasting rooms at our various facilities, or after hearing about our wine clubs from other members. Our tasting rooms are located in vacation areas that typically attract consumers interested in winemaking and touring the area. Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors, however, for certain direct sales offers, some of the profit is offset by freight subsidies.

Grape Supply

Crimson controls approximately 989 acres of vineyards in the Napa Valley, Sonoma County and Edna Valley in California, the Willamette Valley and The Rocks District in Oregon, the Horse Heaven Hills in Washington and the Walla Walla Valley across Washington and Oregon; approximately 822 acres of these vineyards are planted, with the majority of the unplanted acres in Washington. Crimson expects to continue vineyard development plans for non-producing acreage in California and Oregon properties. Newly planted vines take approximately three to five years to reach maturity and vineyards can be expected to have a useful life of at least 25 years before replanting is necessary. Depending on the site, soil and water conditions and spacing, Crimson’s experience has been that it costs approximately $10,000 to $100,000 per acre over a three year period to develop open land into a producing premium wine grape vineyard, before taking into account the cost of the land. During 2017, the average cost per acre placed into service was approximately $50,000 per acre.

In 2017, approximately 30% of Crimson’s total grape supply came from Crimson controlled vineyards. Crimson purchases the balance of its supply from approximately 95 independent growers. The grower contracts range from one-year spot market purchases to intermediate and long term-agreements. During 2017, no single grower represented 10% or more of Crimson’s grape supply.

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests and certain weather conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability.

The table below summarizes Crimson’s wine grape supply and production from the last three harvests:

໿

	Harvest Year
	2017	2016	2015
Estate grapes:
Producing acres	686	628	680
Tons harvested	2,008	2,319	2,072
Tons per acre	2.9	3.7	3.0
All grapes and purchased juice (in equivalent tons):
Estate grapes	2,008	2,319	2,072
Purchased grapes and juice	4,661	5,843	4,564
Total (in tons)	6,669	8,162	6,636
Total cases bottled	396,000	362,000	425,000

The table below summarizes Crimson’s sales of grapes and bulk wine during the last three years:

	Year Ended December 31,
	2017	2016	2015
Grapes sold (in tons)	425	861	370
Bulk wine sold (in gallons)	150,759	194,140	145,543
Total grape and bulk wine equivalent cases sold	92,000	142,000	86,000

Total cases shipped were approximately 342,000, 364,000 and 355,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Cases shipped are disclosed for informational purposes, but do not necessarily correspond to the vintage year the grapes are grown and crushed. Depending on the wine, the production cycle to bottled sales is anywhere from one to three years.

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

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (Public Law 115-97), which makes extensive changes to the Internal Revenue Code of 1986 (IRC), including provisions related to alcohol that are administered by TTB.  Those changes are effective January 1, 2018 and are applicable to any wine removed or imported during calendar years 2018 and 2019. The impact of the changes on the Company is a reduction in the Federal excise taxes imposed on wines with an alcohol volume between 14-16%, which will taxed at a $.50 per gallon reduction compared to the 2017 and prior tax rate. The new tax law also allows for certain volume production credits that the Company may be eligible to take which will further decrease the Company’s excise tax liability. The extent of the impact to the Company is still being investigated as more information becomes available from the TTB.

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

Employees

As of December 31, 2017, Crimson employed 178 regular, full-time employees. Crimson also employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of Crimson’s employees are represented by a collective bargaining unit and Crimson believes that its relationship with its employees is good.

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

Investor Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy, information statements and other information regarding the Company and other issuers that file electronically.

The Company’s website is http://www.crimsonwinegroup.com. The Company also makes available through its website, without charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

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

Volatility and increases in the costs of grapes, labor and other necessary supplies or services have negatively impacted, and in the future may negatively impact, the Company’s net earnings and cash flow. We believe cost increases are possible in the future. If such increases occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such increases, its profits and operating results will be harmed. In addition, if the Company increases the prices of its products in response to increases in costs the Company may not be able to sustain its price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While the Company seeks to project tradeoffs between price increases and volume, its projections may not accurately predict the volume impact of price increases, which could adversely affect its financial condition and results of operations.

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

We face significant competition which could adversely affect our profitability. The wine industry is intensely competitive and highly fragmented. Our wines compete in several wine markets within the wine industry as a whole with many other domestic and foreign wines. Our wines also compete with comparably priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages. A result of this intense competition has been, and may continue to be, upward pressure on our selling and promotional expenses. Many of our competitors have greater financial, technical, marketing and public relations resources than we do. There can be no assurance that in the future we will be able to successfully compete with our competitors or that we will not face greater competition from other wineries and beverage manufacturers.

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

Our indebtedness could have a material adverse effect on our financial health. In June 2017, our subsidiary, Double Canyon Vineyards, LLC, entered into a senior secured term loan agreement with American AgCredit, FLCA (“FLCA”) for an aggregate principal amount of $10.0 million. In November 2015, our subsidiary, Pine Ridge Winery, LLC, entered into a senior secured term loan agreement with FLCA for an aggregate principal amount of $16.0 million. We are guarantor of both term loans, which are collateralized by certain real property. In March 2013, we entered into a revolving credit facility with FLCA and CoBank, FCB as joint lenders that is secured by certain real property. We plan to rely upon the revolving credit facility for potential incremental capital project funding and in the future may use it for acquisitions. No amounts are currently outstanding under the revolving credit facility. Both the term loans and the revolving credit facility include covenants that require the maintenance of specified debt and equity ratios, limit the incurrence of additional indebtedness, limit dividends and other distributions to shareholders and limit certain mergers, consolidations and sales of assets. If we are unable to comply with these covenants, outstanding amounts could become immediately due and/or there could be a substantial increase in the rate of borrowing.

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

We may be subject to litigation, for which we may be unable to accurately assess our level of exposure and which if adversely determined, may have a significant adverse effect on our consolidated financial condition or results of operations. Although our current assessment is that there is no pending litigation that could reasonably be expected to have a significant adverse impact, if our assessment proves to be in error, then the outcome of litigation could have a significant impact on our financial condition or results of operations or cash flows. The Company is, and may in the future become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings from time to time, including consumer class actions, such as labor claims, breach of contract claims, antritrust litigation, securities litigation, premises liability claims and litigation in foreign jurisdictions. In general, claims made by or against the Company in litigation, investigations, disputes or other proceedings have been and can in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect the Company's business or financial results or condition. It is not possible to predict the final resolution of the litigation, investigations, disputes, or proceedings with which the Company currently is, or may in the future become, involved. The impact of these matters on the Company’s business, results of operations and financial condition could be material.

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

We are an “emerging growth company” and we cannot be certain if we will be able to maintain such status or if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirement of holding a nonbinding stockholder advisory vote on executive compensation, frequency of approval of executive compensation and any golden parachute payments not previously approved. We will retain emerging growth company status until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of the date we first sold securities pursuant to an effective registration statement under the Securities Act; (2) the last day of the fiscal year in which we first had total annual gross revenues of $1 billion or more (indexed pursuant to the JOBS Act); (3) the date on which we are deemed to be a “large accelerated filer” as defined in Exchange Act Rule 12b-2 (i.e., an SEC registered company with a public float of at least $700 million that satisfies other tests); or (4) the date on which we have, within the previous three years, issued more than $1 billion of nonconvertible debt. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We currently expect that we will cease to be an emerging growth company on December 31, 2018.

Additionally, we cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result of our reduced disclosures, there may be less active trading in our common stock and our stock price may be more volatile.

We may not be able to engage in certain corporate transactions after the Distribution. Under the tax matters agreement that we have entered into with Leucadia, we covenant not to take actions that would jeopardize the tax-free nature of the Distribution. Additionally, we are required to indemnify Leucadia and its affiliates against all tax-related liabilities caused by the failure of the Distribution to qualify for tax-free treatment for U.S. federal income tax purposes (including as a result of events subsequent to the Distribution that caused Leucadia to recognize a gain under Section 355(e) of the Code) to the extent these liabilities arise as a result of actions taken by us or our affiliates (other than Leucadia) or as a result of changes in ownership of our common stock. If the Distribution is taxable to Leucadia, Leucadia would recognize a gain, if any, equal to the difference between Leucadia’s tax basis in our Common Stock distributed in the distribution and the fair market value of our Common Stock. Leucadia does not expect that there would be a significant gain, if any, recognized on the Distribution even if it were found to be taxable. This covenant (and, to some extent, this indemnification obligation) may limit our ability to pursue certain strategic transactions, including being acquired in a transaction for cash consideration or from engaging in certain tax-free combinations in which our shareholders do not ultimately possess a majority ownership interest in the combined entity.

Significant influence over our affairs may be exercised by our principal stockholders. As of March 6, 2018, the significant stockholders of our company include our directors Joseph S. Steinberg (approximately 10.4% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg’s private charitable foundation) and John D. Cumming (approximately 0.5% beneficial ownership). Accordingly, Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

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

Our business and reputation could suffer if we are unable to protect our information systems against, or effectively respond to, cybersecurity incidents, or if our information systems are otherwise disrupted. We depend on information technology, including public websites and cloud-based services, for many activities important to our business, including to interface with our customers and consumers, to engage in digital marketing activities, to enable and improve the effectiveness of our operations, to order and manage materials from suppliers, to maintain financial accuracy and efficiency, to comply with regulatory, financial reporting, legal and tax requirements, to collect and store sensitive data and confidential information and to communicate electronically with our employees and the employees of our suppliers and other third parties. If we do not allocate and effectively manage the resources necessary to build and sustain our information technology infrastructure, if we fail to timely identify or appropriately respond to cybersecurity incidents, or if our information systems are damaged, destroyed or shut down (whether as a result of natural disasters, fires, power outages, acts of terrorism or other catastrophic events, network outages, software, equipment or telecommunications failures, user errors, or from deliberate cyberattacks such as malicious or disruptive software, denial of service attacks, malicious social engineering, hackers or otherwise), our business could be disrupted and we could, among other things, be subject to: transaction errors; processing inefficiencies; the loss of, or failure to attract, new customers and consumers; the loss of revenues from unauthorized use, acquisition or disclosure of or access to confidential information; the loss of or damage to intellectual property or trade secrets, including the loss or unauthorized disclosure of sensitive data, confidential information or other assets; damage to our reputation; litigation; regulatory enforcement actions; violation of data privacy, security or other laws and regulations; and remediation costs. Further, our information systems and the information stored therein, could be compromised by, and we could experience similar adverse consequences due to, unauthorized outside parties intent on accessing or extracting sensitive data or confidential information, corrupting information or disrupting business processes or by inadvertent or intentional actions by our employees or agents. Similar risks exist with respect to the third-party vendors we rely upon for aspects of our information technology support services and administrative functions, including but not limited to payroll processing and health and benefit plan administration.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

Crimson’s vineyards and winemaking facilities are described in Item 1. During 2014, the Company entered into a lease agreement in Napa, California to lease approximately 13,200 square feet of space for its administrative offices. The lease commenced July 1, 2014 for a term expiring June 30, 2020. During 2015, the Company entered into a lease agreement in Seattle, Washington to lease approximately 1,800 square feet of space for The Estates Wine Room. The lease commenced July 1, 2015 for a term expiring on May 31, 2020.

Item 3.       Legal Proceedings.

From time to time, Crimson may be involved in legal proceedings in the ordinary course of its business. Other than described below, Crimson is not currently involved in any legal or administrative proceedings individually or together that it believes are likely to have a significant adverse effect on its business, results of operations or financial condition.

On May 17, 2017, a former employee filed a class action complaint against one of the Company’s subsidiaries, Pine Ridge Vineyards alleging various wage and hour violations. On February 5, 2018, the Company settled this class action complaint at mediation for $0.4 million, which was recorded in the consolidated financial statements for the year ended December 31, 2017. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The settlement will be sent to the court for preliminary approval in the next 60 days and final approval in the next six months.

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

	High	Low
2016
First Quarter	$8.88	$7.58
Second Quarter	$8.95	$8.12
Third Quarter	$8.83	$8.25
Fourth Quarter	$9.93	$8.65

2017
First Quarter	$10.23	$9.00
Second Quarter	$11.50	$9.70
Third Quarter	$11.35	$10.19
Fourth Quarter	$11.16	$9.39

On March 6, 2018, the closing sales price for the Company’s common stock was $9.85 per share. As of that date, there were 1,496 stockholders of record. The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

The Company and certain of its subsidiaries have net operating losses (“NOLs”) and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of its tax attributes, the Company’s certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common stock and the ability of persons or entities now owning five percent or more of the common stock from acquiring additional common stock. The restrictions will remain in effect until the earliest of (a) December 31, 2022, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

Unregistered Sales of Securities

There have been no sales of unregistered securities by the Company within the past year.

Issuances Under Equity Plans

As of December 31, 2017, the Company had not authorized any securities for issuance under any equity plans.

Dividend Policy

No dividends have been paid since the Distribution. The Company does not have a regular dividend policy and whether or not to pay dividends will be determined each year by our board of directors. The payment of dividends will also be subject to the terms and covenants contained in the Company’s revolving credit facility and term loan.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and a peer group index (the “Peer Group Index”) for the period commencing February 25, 2013 to December 31, 2017. Index data was furnished by Standard & Poor’s Capital IQ. The graph assumes that $100 was invested on February 25, 2013 in each of our common stock, the S&P 500 Index and the Peer Group Index and that all dividends were reinvested.

	Base Period	INDEXED RETURNS
	Ending	Period Ending
Company / Index	2/25/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Crimson Wine Group, Ltd	100	121.76	130.85	121.21	129.06	146.97
S&P 500 Index	100	126.48	143.79	145.78	163.22	198.85
Peer Group	100	97.61	99.71	146.84	186.35	271.16

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
SELECTED INCOME STATEMENT DATA	(In thousands, except per share amounts)
Revenues	$63,222	$64,621	$60,977	$58,114	$56,472
Gross profit	$31,965	$32,968	$32,531	$30,944	$26,787
Income from operations, inclusive of net loss / (gain) on the disposal of property and equipment (a)	$5,598	$6,239	$7,850	$9,021	$5,359
Net income	$6,182	$3,278	$5,126	$5,000	$7,108
Earnings per share (b)	$0.26	$0.14	$0.21	$0.20	$0.29

	At December 31,
	2017	2016	2015	2014	2013
SELECTED BALANCE SHEET DATA	(In thousands, except per share amounts)
Current assets (c)	$110,515	$102,195	$107,364	$85,256	$74,231
Property and equipment	$129,018	$123,261	$111,635	$108,707	$109,036
Goodwill, intangible assets and other non-current assets	$14,476	$16,041	$16,947	$18,353	$19,873
Total assets (c)	$254,009	$241,497	$235,946	$212,316	$203,140
Long-term debt, including current maturities, net of unamortized loan fees	$24,430	$15,282	$15,915	$—	$—
Equity	$213,719	$207,565	$206,860	$203,120	$198,129
Book value per share (b)	$8.91	$8.65	$8.51	$8.30	$8.10

(a)
Net loss / (gain) on the disposal of property and equipment was as follows: $0.2 million in 2017, $0.2 million in 2016, $(0.1) million in 2015, $(1.6) million in 2014 and $(0.6) million in 2013. Net gain on the disposal of property and equipment previously reported in the year ended December 31, 2013 was reclassified as a component of income from operations to conform to current presentation.

(b)
For the years ended December 31, 2017, 2016 and 2015, basic and fully diluted weighted-average shares outstanding were 23,997,385, 24,123,779, and 24,433,684 respectively, and as of December 31, 2017, 2016 and 2015 there were 23,997,385, 23,997,385 and 24,306,556 common shares outstanding, respectively. For all other periods presented, basic and fully diluted weighted-average shares outstanding for each period and shares outstanding as of each year-end were 24,458,368. As appropriate, amounts presented in this Report give retroactive effect to the Distribution for all periods presented, including net earnings per share, book value per share and shares outstanding. Both before and after the Distribution, there were no dilutive or complex equity instruments or securities outstanding at any time.

(c)
In 2015, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740), which requires an entity to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating into current and noncurrent amounts. The Company applied the new guidance retrospectively to all prior periods presented in the financial statements and Selected Financial Data presented in this Item 6. As a result of the adoption, current deferred income tax assets of $3.2 million and $3.0 million were reclassified as a reduction of non-current deferred tax liabilities in our December 31, 2014 and 2013 consolidated balance sheets, respectively.

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

At December 31, 2017, wine inventory includes approximately 1.0 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Inventory—Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, Crimson reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. Crimson’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for Crimson’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $0.3 million, $0.2 million and $0.3 million were recorded during the years ended December 31, 2017, 2016 and 2015, respectively.

Vineyard Development Costs—Crimson capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, Crimson re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. Crimson has not recorded any significant impairment charges for its vineyards during the three year period ended December 31, 2017.

Review of Long-Lived Assets for Impairment—For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. Other than goodwill, Crimson currently has no intangible assets with indefinite lives. All goodwill and substantially all definite-lived intangible assets resulted from the acquisitions of Seghesio Family Vineyards in May 2011 and Seven Hills Winery in January 2016. Amortization of definite-lived intangible assets is recorded on a straight-line basis over the estimated useful lives of the assets, which range from 7 to 20 years. Crimson evaluates goodwill for impairment at the end of each year or more often if a triggering event occurs, and has concluded that goodwill is not impaired.

The Company evaluates long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Long-lived assets consist primarily of property and equipment and intangible assets with definite lives. Circumstances that might cause the Company to evaluate its long-lived assets for impairment could include a significant decline in the prices the Company or the industry can charge for its products, which could be caused by general economic or other factors, changes in laws or regulations that make it difficult or more costly for the Company to distribute its products to its markets at prices which generate adequate returns, natural disasters, significant decrease in the demand for the Company’s products or significant increases in the costs to manufacture the Company’s products.

Recoverability of long-lived assets is measured using a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is in the Business section of this Form 10-K.

The Company did not recognize any impairment charges associated with long-lived assets during the three year period ended December 31, 2017.

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

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

Net Sales
໿

	Year Ended December 31,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Wholesale	$34,420	$36,946	$(2,526)	(7)%
Direct to consumer	24,220	23,099	1,121	5%
Other	4,582	4,576	6	—%
Total net sales	$63,222	$64,621	$(1,399)	(2)%

Wholesale net sales decreased $2.5 million, or 7%, in 2017 as compared to 2016. The decrease was primarily driven by domestic volume declines of 3%, export volume declines of 11% and increased price support, partially offset by a favorable product mix shift. The decline in domestic volume was driven by the planned close-out of certain wines, increased competition, slower wine category growth and lower shipments of certain products in response to price increases.

Direct to consumer net sales increased $1.1 million, or 5%, in 2017 as compared to 2016. The increase was primarily driven by an increase in wine club net sales of $1.1 million and an increase in e-commerce net sales of $0.5 million, partially offset by a decrease in tasting room net sales of $0.6 million. The increase in wine club net sales was primarily driven by price increases and a favorable product mix shift. The increase in e-commerce net sales was primarily driven by favorable campaign responses and a shift in consumer purchasing preferences. The decrease in tasting room net sales was primarily driven by less foot traffic mostly due to closures from historic rainfall in Oregon and Northern California in the first quarter of 2017 and significant wildfires that broke out in Napa and Sonoma in the fourth quarter of 2017.

Other net sales, which include bulk wine and grape sales, event fees and retail sales, were flat in 2017 as compared to 2016.

Gross Profit
໿

	Year Ended December 31,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Wholesale	$15,050	$16,683	$(1,633)	(10)%
Wholesale gross margin percentage	44%	45%
Direct to consumer	16,834	16,270	564	3%
Direct to consumer gross margin percentage	70%	70%
Other	81	15	66	440%
Total gross profit	$31,965	$32,968	$(1,003)	(3)%

Wholesale gross profit decreased $1.6 million, or 10%, in 2017 as compared to 2016. Gross margin percentage decreased 143 basis points in the current year driven by increased price support, higher winegrowing costs, mostly related to vintage variations and expected lower margins on inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.

Direct to consumer gross profit increased $0.6 million, or 3%, in 2017 as compared to 2016. The increase in gross profit was primarily driven by price increases on certain products and a favorable product mix shift. Gross margin percentage remained relatively flat in 2017 as compared to 2016.

Other gross profit includes bulk wine and grape sales, event fees and non-wine retail sales which reflected an overall increase of $0.1 million, or 440%, in 2017 as compared to 2016. The overall increase was primarily driven by improved margins on bulk wine and grape sales and increased margin on freight revenue.

Operating Expenses
໿
໿

	Year Ended December 31,
(in thousands, except percentages)	2017	2016	Increase (Decrease)	% change
Sales and marketing	$15,394	$15,834	$(440)	(3)%
General and administrative	10,769	10,653	116	1%
Total operating expenses	$26,163	$26,487	$(324)	(1)%

Sales and marketing expenses decreased $0.4 million, or 3%, in 2017 as compared to 2016. The decrease was primarily driven by decreased variable compensation expenses, decreased promotional related activity and decreased travel related costs, partially offset by increased samples and an increase in variable merchant processing fees associated with increased direct to consumer net sales.

General and administrative expenses increased $0.1 million, or 1%, in 2017 as compared to 2016. The increase was primarily driven by a litigation-related loss contingency accrual associated with a class action claim, which subsequently settled at mediation in February 2018, and increased depreciation, partially offset by decreased outside services associated with technology enhancements to support planned business growth in the first half of 2016 and decreased legal fees associated with the Seven Hills Winery acquisition in the first quarter of 2016. See Note 15 in this Form 10-K for further details regarding the class action claim.

Other Income (Expense)

	Year Ended December 31,
(in thousands, except percentages)	2017	2016	Increase	% change
Interest expense	$(910)	$(840)	$70	8%
Other income (expense), net	586	498	88	18%
Total	$(324)	$(342)	$18	5%

Interest expense increased $0.1 million, or 8%, in 2017 as compared to 2016. The increase was primarily driven by increased interest expense associated with the 2017 Term Loan entered into in June 2017 and interest costs associated with the litigation-related loss contingency accrual, partially offset by capitalized interest related to the buildout of the Washington Winemaking Facility and a higher patronage dividend received in the current year related to our 2015 Term Loan.
Other income increased $0.1 million, or 18%, in 2017 as compared to 2016. The overall increase was primarily driven by increased interest income on our short-term investments.
Income Tax Provision
Our income tax provision decreased $3.5 million, or 135% in 2017 as compared to 2016. The effective tax rate was (17.2)% for 2017 as compared to 44.4% for 2016. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate in 2017 was primarily attributable to the Tax Cut and Jobs Act (Public Law 115-97, “TCJA” or “tax reform”) that was signed into law on December 22, 2017. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $2.9 million tax benefit in the Company's consolidated income statement for the year ended December 31, 2017.  The difference between the consolidated effective income tax rate and the U.S. federal statutory rate in 2016 was primarily attributable to state taxes, including an adjustment to a state deferred tax asset related to the expiration of net operating loss carryforwards in 2016.

Comparison of Years Ended December 31, 2016 and 2015

Net Sales

	Year Ended December 31,
(in thousands, except percentages)	2016	2015	Increase	% change
Wholesale	$36,946	$36,253	$693	2%
Direct to consumer	23,099	21,310	1,789	8%
Other	4,576	3,414	1,162	34%
Total net sales	$64,621	$60,977	$3,644	6%

Wholesale net sales increased $0.7 million, or 2%, in 2016 as compared to 2015. The increase in 2016 was driven by export net revenue growth of 16% and decreased price support. These increases were partially offset by a temporary shift in product mix to lower priced products during 2016, including the close out of certain lower-priced wines.

Direct to consumer net sales increased $1.8 million, or 8%, in 2016 as compared to 2015. The increase in 2016 was primarily driven by higher average spend per visitor in our tasting rooms and price increases in all direct to consumer channels, partially offset by a shift in product mix. In 2016, tasting room net sales increased $0.7 million, wine club net sales increased $0.6 million and e-commerce and special events combined net sales increased $0.5 million.

Other net sales include bulk wine and grape sales, event fees and retail sales which had an overall increase of $1.2 million, or 34%, in 2016 as compared to 2015. The increase in 2016 was driven by a higher volume of higher priced bulk wine sales.

Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2016	2015	Increase (Decrease)	% change
Wholesale	$16,683	$17,326	$(643)	(4)%
Wholesale gross margin percentage	45%	48%
Direct to consumer	16,270	15,246	1,024	7%
Direct to consumer gross margin percentage	70%	72%
Other	15	(41)	56	137%
Total gross profit	$32,968	$32,531	$437	1%

Wholesale gross profit decreased $0.6 million, or 4%, in 2016 as compared to 2015. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased approximately 264 basis points in 2016 driven primarily by a shift in product mix to lower margin products, including the close out of lower priced and lower margin wines, and expected lower margins on the inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.

Direct to consumer gross profit increased $1.0 million, or 7%, in 2016 as compared to 2015. Gross margin percentage decreased approximately 111 basis points in 2016, which was driven primarily by higher costs related to the transition to new vintage products and lower margins on the inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting, partially offset by price increases in all direct to consumer channels.

Other gross profit includes bulk wine and grape sales, event fees, non-wine retail sales and inventory write-downs which reflected an overall increase of $0.1 million, or 137%, in 2016 as compared to 2015. The overall increase was primarily driven by improved margins on a higher volume of bulk wine and grape sales.

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

Other Income (Expense)

	Year Ended December 31,
(in thousands, except percentages)	2016	2015	Increase	% change
Interest expense	$(840)	$(252)	$588	233%
Other income (expense), net	498	334	164	49%
Total	$(342)	$82	$(424)	(517)%

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

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash, investments available for sale, funds generated from operations and its revolving credit facility. The Company’s primary cash needs are to fund working capital requirements and capital expenditures.

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

Term Loans

Term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2017, $14.7 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (“DCV Borrower,” individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum.

The 2017 Term Loan will mature on July 1, 2037 (the “2017 Loan Maturity Date”). On the first day of each January, April, July and October, commencing October 1, 2017, DCV Borrower is required to make a principal payment in the amount of $125,000 and an interest payment equal to the amount of all interest accrued through the previous day. A final payment of all unpaid principal, interest and any other charges with respect to the 2017 Term Loan shall be due and payable on the 2017 Loan Maturity Date.
The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2017, $9.9 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

Consolidated Statements of Cash Flows
The following table summarizes our cash flow activities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Cash provided by (used in):	2017	2016	2015
Operating activities	$6,420	$10,173	$8,713
Investing activities	(10,203)	(20,446)	(18,190)
Financing activities	8,780	(3,265)	14,536

Cash provided by operating activities

Net cash provided by operating activities was $6.4 million in 2017, consisting primarily of $6.2 million of net income adjusted for non-cash items, such as $8.7 million of depreciation and amortization, $1.5 million of deferred income tax benefit and $7.5 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in inventory, partially offset by a decrease in accounts receivable.

Net cash provided by operating activities was $10.2 million in 2016, consisting primarily of $3.3 million of net income adjusted for non-cash items, such as $8.2 million of depreciation and amortization, $2.8 million of deferred income tax provision and $4.6 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in inventory, excluding inventory acquired in the Seven Hills Winery acquisition, partially offset by an increase in accounts payable and expense accruals and a decrease in accounts receivable.

Net cash provided by operating activities was $8.7 million in 2015, consisting primarily of $5.1 million of net income adjusted for non-cash items, such as $7.4 million of depreciation and amortization, $2.6 million of deferred income tax provision and $6.7 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in inventory, primarily due to strategic growth initiatives.

Cash used in investing activities

Net cash used in investing activities was $10.2 million in 2017, consisting primarily of capital expenditures of $14.0 million, partially offset by net redemptions of available for sale investments of $3.8 million. Capital expenditures of $14.0 million include $7.0 million of costs related to the buildout of the Washington Winemaking Facility and other planned purchases associated with ongoing business activities. We expect to use our available cash and cash flows generated from operating activities to fund future capital expenditures.

Net cash used in investing activities was $20.4 million in 2016, consisting primarily of capital expenditures of $14.9 million and $7.3 million of cash paid in the acquisition of Seven Hills Winery, partially offset by net redemptions of available for sale investments of $1.8 million. Capital expenditures of $14.9 million included $5.3 million in strategic land and vineyard acquisitions, $2.9 million of costs related to the buildout of the Washington Winemaking Facility and other planned purchases associated with ongoing business activities.

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

Cash provided by (used in) financing activities

Net cash provided by financing activities in 2017 was $8.8 million, which consists primarily of proceeds of $10.0 million from the issuance of the 2017 Term Loan, partially offset by principal payments on both our 2015 and 2017 Term Loans of $0.8 million and contingent consideration payments of $0.4 million associated with the Seven Hills Winery acquisition.

Net cash used in financing activities in 2016 was $3.3 million, which reflects the repurchase of shares of our common stock at a repurchase price totaling $2.6 million and principal payments on our 2015 Term Loan of $0.6 million.

Net cash provided by financing activities in 2015 was $14.5 million, which reflects gross proceeds of $16.0 million from the issuance of the 2015 Term Loan, partially offset by the repurchase of shares of our common stock at a repurchase price of $1.4 million and payment of loan fees of $0.1 million related to the issuance of the 2015 Term Loan.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2017 (in thousands):

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term loans	$24,595	$1,140	$2,280	$2,280	$18,895
Grape purchase contracts	23,743	8,482	10,950	3,618	693
Operating leases	722	291	429	2	—
Total contractual cash obligations	$49,060	$9,913	$13,659	$5,900	$19,588

Off-Balance Sheet Financing Arrangements

None.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates. As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and two term loans. The revolving credit facility had no outstanding balance as of December 31, 2017, and bears interest at floating rates on borrowings. The term loans had $24.6 million outstanding at December 31, 2017, and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 8.       Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2017.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. For so long as we qualify as an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Beginning January 1, 2018, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition to facilitate adoption on that date. We do not expect significant changes to our internal control over financial reporting due to the adoption of the new standard.

Item 9B.    Other Information.

Not applicable.
໿
໿

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

As of March 14, 2018, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below. Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

Joseph S. Steinberg, age 74, was elected as a director in February 2013. Mr. Steinberg has been a director of HomeFed Corporation since August 1998 and Chairman of the Board since December 1999. Mr. Steinberg is Chairman of the Board of Directors of Leucadia National Corporation, and from January 1979 until March 2013 served as President of Leucadia National Corporation. Mr. Steinberg is also a director of Jefferies Group LLC. He also serves as the Chairman of HRG Group, Inc. (formerly known as Harbinger Group Inc.). Mr. Steinberg had previously served as a director of Mueller Industries, Inc. and Fortescue Metals Group Ltd. Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia National Corporation. He also has experience serving on the boards and committees of both public and private companies.

John D. Cumming, age 50, was elected as Chairman of Crimson in June 2015 after serving as a director since February 2013. Mr. Cumming is the Chairman and CEO of POWDR Adventure Lifestyle Co, a private ski resort and summer camp operating company.  In addition to leading POWDR, Mr. Cumming holds many positions in related fields, including Chairman of Outside TV and Chairman of American Investment Company, a family-owned investment company with diversified holdings. He is the founder and Chairman Emeritus of The Park City Community Foundation and Director and Chairman Emeritus of the United States Ski and Snowboard Association Foundation. Mr. Cumming has managerial and investing experience in a broad range of businesses through his service as a senior executive and director of POWDR, his involvement as a founding shareholder of Mountain Hardwear, and his tenure on various boards of directors.

Avraham M. Neikrug, age 48, was elected as a director in February 2013. Mr. Neikrug has been the Managing Partner of Goldenhill Ventures, a private investment firm that specializes in buying and building businesses in partnership with management, since June 2011. Mr. Neikrug has served as Vice President in Goldenhill Ventures LLC since June 2011 and Spin Holdings LLC since December 1999. Mr. Neikrug has managerial and investing experience in a broad range of businesses through his founding and operating of JIR Inc., a company involved in the development of regional cable television throughout Russia, JIRP, a business-to-business internet service provider (ISP) based in Austria, and M&A Argentina, a private equity effort in Argentina. Avraham M. Neikrug’s father is a first cousin to Joseph S. Steinberg.

Douglas M. Carlson, age 61, was elected as a director in March 2013. Mr. Carlson was elected CEO and Chairman of Tommy's Superfoods, LLC (“Tommy’s”) in August 2015. Tommy’s is in the frozen vegetables business and is quickly becoming a national brand in the U.S. with 10 different and creative seasoned blends of vegetables. From October 2013 to July 2015, Mr. Carlson was the Executive Vice President and Chief Marketing Officer of NOOK Media LLC, a subsidiary of Barnes & Noble, Inc. From April 2010 to September 2013, Mr. Carlson was Managing Partner of Rancho Valencia Resort & Spa, a tennis resort that includes fractional real estate. Prior to that, Mr. Carlson was Executive Chairman and Managing Director of Zinio, LLC and VIV Publishing, a digital publishing, retail and distribution platform for magazines, since 2005. Mr. Carlson co-founded FIJI Water Company LLC, Inc. in 1996 and served as its Chief Executive Officer from 1996 to 2005. Prior to joining FIJI, Mr. Carlson served as the Senior Vice President and Chief Financial Officer for The Aspen Skiing Company, from 1989 to 1996. Mr. Carlson has managerial and investing experience both within and outside the hospitality industry, as well as having been a certified public accountant.

Craig D. Williams, age 67, was elected as a director in March 2013. Mr. Williams has been owner of Craig Williams Wine Company, a consulting business focused on winemaking and viticulture, since 2008. From 1976 to 2008, Mr. Williams held a variety of winemaking roles at Joseph Phelps Vineyards, rising to Senior Vice President of Winegrowing, responsible for all viticulture and winemaking activities, from 1999 to 2008. Mr. Williams has managerial experience and experience in multiple aspects of the wine business. In January 2015, Mr. Williams joined Crimson Wine Group as the Chief Winegrower & Chief Operating Officer.

Francesca H. Schuler, age 50, was elected as a director on March 11, 2016. Ms. Schuler is currently the Chief Operating Officer (COO) at In-Shape Health Clubs. From July 2015 to March 2017, she was the Chief Marketing Officer (CMO) at In-Shape Health Clubs. Prior to joining In-Shape, Ms. Schuler was the CMO of BevMo!. She joined BevMo! from Treasury Wine Estates Americas where she was CMO, managing a wine portfolio of over 50 brands. Prior to this, Ms. Schuler was the head of Marketing for Method Products, Inc., the VP of Global Brand Management at the Gap and a partner at Marakon Associates, a boutique management consulting firm, where she advised consumer and retail companies. Early in her career, she held several marketing and sales positions at the E&J Gallo Winery. Ms. Schuler has over 20 years of experience leading and managing multi-channel businesses and has focused on brand strategy, portfolio management, product development and innovation, e-commerce and digital strategy, CRM, and sales.

Patrick M. DeLong, age 53. Mr. DeLong has served as President and Chief Executive Officer of Crimson since November 2014 and served as Chief Financial & Operating Officer of Crimson from July 2007 through November 2014. Mr. DeLong served as the Senior Vice President & CFO of Icon Estates, which was a fine wine division of Constellation Brands, Inc., from 2004 to 2006. Mr. DeLong was at the Robert Mondavi Corporation in a variety of roles from 1998 to 2004, including Senior Vice President of Finance & Planning.
Shannon B. McLaren, age 41. Ms. McLaren has served as Chief Financial Officer of Crimson since April 2015. Ms. McLaren served as the Senior Corporate Controller of Wente Family Estates from 2011 to 2015. Ms. McLaren held positions in both Financial Planning and Analysis and Corporate Accounting at The Clorox Company from 2007 to 2011. Ms. McLaren was Senior Internal Auditor at Altera Corporation from 2006 to 2007. Ms. McLaren was at KPMG from 1999 to 2006 in a variety of roles, including Manager of Assurance.
Mike S. Cekay, age 46. Mr. Cekay has served as Senior Vice President of Global Sales of Crimson since May 2012. Mr. Cekay served as the Executive Vice President, Global Sales Manager of Don Sebastiani & Sons from 2009 to 2012. Mr. Cekay was Vice President of Sales at Future Brands LLC from 2007 to 2009. Mr. Cekay was Divisional Sales Vice President for Beam Wine Estates from 2005 to 2007.
Meetings and Committees
During 2017, the Board of Directors met three times. All seven of our then directors attended our 2017 Annual Meeting of Stockholders.
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

Audit Committee
The Board of Directors has adopted a charter for the Audit Committee, which is available on our website, www.crimsonwinegroup.com. The Audit Committee consists of Mr. Carlson, who serves as the Chairman, and Mr. Neikrug. The Board of Directors has determined that Mr. Carlson is qualified as an audit committee financial expert within the meaning of regulations of the SEC and that each of Mr. Carlson and Mr. Neikrug is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for audit committee members. During 2017, the Audit Committee met four times.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except for one filing on Form 5 by Joseph S. Steinberg for a transaction that should have been reported on a Form 4, but was not reported, and one filing on Form 5 by Patrick M. DeLong for a transaction that should have been reported on a Form 4, but was not reported.

Code of Business Practice

We have a Code of Business Practice, which is applicable to all of our directors, officers and employees, and includes a Code of Practice applicable to our principal executive officers and senior financial officers. Both the Code of Business Practice and the Code of Practice are available on our website. We intend to post amendments to, or waivers from, our Code of Practice on our website as required by applicable law.

Item 11.     Executive Compensation.

Introduction

As previously stated, the Board does not have a standing compensation committee and, as a result, the Board of Directors in its entirety will perform such functions as would otherwise be performed by a compensation committee. The Company believes that it is appropriate for all directors to be involved in the compensation process; however, the Board will continue to evaluate the desirability of forming a compensation committee in the future.

Stock Ownership Requirements

We do not have a formal stock ownership requirement, although two of our directors, Mr. Steinberg and Mr. Cumming beneficially own approximately 10.4% and 0.5%, respectively, of our outstanding common stock as of March 6, 2018.

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

Summary Compensation Table

The following table shows, for fiscal years 2017 and 2016, all of the compensation earned by, awarded to or paid to our principal executive officer and our two other highest paid executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Bonus	All Other Compensation (2)	Total
Patrick M. DeLong,	2017	$345,000	$120,000	$23,268	$488,268
President and Chief Executive Officer	2016	$345,000	$225,000	$23,268	$593,268
Craig D. Williams,	2017	$230,000	$70,000	$17,268	$317,268
Chief Operating Officer and Chief Winegrower	2016	$230,000	$115,000	$17,268	$362,268
Mike S. Cekay,	2017	$285,000	$57,000	$20,995	$362,995
Senior Vice President of Sales	2016	$285,000	$80,000	$21,768	$386,768

(1)    Base salary under employment agreements with subsequent increases at the Board of Director’s sole discretion.
(2)    Includes 401k contributions, health club reimbursements and car allowance paid by the Company.

Employment Agreements

Patrick M. DeLong. On June 27, 2007, we entered into an agreement with Mr. DeLong. The agreement continues until terminated by us or Mr. DeLong, or due to his death or disability which renders him unable to perform his duties under the agreement for 90 consecutive days in any 12-month period. Mr. DeLong is entitled to an annual bonus opportunity based on performance goals established by the Board of Directors and Mr. DeLong at the beginning of each calendar year. Mr. DeLong’s target bonus was 40% of his annual base salary for the first full calendar year, 45% for the second full calendar year and 50% for the third full calendar year and subsequent calendar years. We will notify Mr. DeLong if the bonus target becomes different than 50% of his base salary. Notwithstanding the provisions of the agreement, the Board of Directors may make a determination as to bonus payable to Mr. DeLong at its discretion. Pursuant to the agreement, Mr. DeLong is also eligible to participate in and receive any stock option grants, to participate in any standard company benefits and to receive a car allowance benefit of $1,400 per month. Mr. DeLong is also eligible to share a percentage of our pre-tax income, subject to terms determined by us pursuant to any long-term incentive or deferred compensation program. Mr. DeLong is entitled to certain benefits if his employment is terminated or upon other events. See “Potential Payments on Termination or Change of Control” below.
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

Mike S. Cekay. On March 26, 2012, we entered into an agreement with Mr. Cekay. The agreement continues until terminated by us or Mr. Cekay at any time and for any reason or for no reason with or without notice. Mr. Cekay is eligible for an annual bonus in an amount to be determined by us in our discretion up to 30% bonus target of base salary plus an accelerator, based on sales contribution as compared to target, to be determined annually. The amount of any annual bonus will be based upon our performance and Mr. Cekay’s performance, as determined by us, against goals mutually agreed upon between Mr. Cekay and us. Pursuant to the agreement, Mr. Cekay is also eligible to participate in a long term incentive plan, receive a car allowance benefit of $1,400 per month and participate in standard company benefits. Mr. Cekay is not entitled to any benefits if his employment is terminated or upon other events.

Potential Payments on Termination or Change of Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s employment agreement if, as of December 31, 2017, their employment had been terminated (including termination in connection with a change in control). Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

Patrick M. DeLong. In the event Mr. DeLong’s employment is terminated by us without cause, by him with good reason or by a successor (whether direct, indirect, by purchase, merger, consolidation or otherwise) before a change in control, he shall be entitled to continue to receive as severance, payment, in accordance with our current payroll practices, of his base salary in effect at the time of termination for 12 months.

Director Compensation

As approved in March 2013, our non-employee directors receive an annual retainer of $25,000 for serving on the Board of Directors and a per meeting fee of $2,500 for each Board, committee or shareholder meeting attended in person. Mr. Carlson receives an additional $26,000 annually for serving as Chairman of the Audit Committee, and Mr. Neikrug receives an additional $17,000 annually for serving on the Audit Committee. As Mr. Williams is an employee of the Company, he is not eligible to receive separate compensation as a director. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings. The 2017 director compensation for our non-employee directors is set forth below.

Director Compensation Table
Name	Fees paid in cash	All Other Compensation	Total
Non-Employee Directors
Ian M. Cumming(1)	$32,500	$—	$32,500
Joseph S. Steinberg	$35,000	$—	$35,000
John D. Cumming	$35,000	$—	$35,000
Francesca H. Schuler	$32,500	$—	$32,500
Non-Employee Directors - Audit Committee Members
Avraham M. Neikrug	$52,000	$—	$52,000
Douglas Carlson	$61,000	$—	$61,000

(1)    Ian M. Cumming retired from the Board of Directors effective January 5, 2018.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
Our Board of Directors previously adopted an equity compensation plan, which allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and other stock-based awards, and performance-based compensation awards to its officers, employees, and non-employee directors. The equity compensation plan will be administered by our Board of Directors, which is authorized to select the officers, employees and non-employee directors to whom awards will be granted, and to determine the type and amount of such awards. The maximum number of shares available for issuance under the plan is one million. To the extent permitted by Section 162(m) of the Code, our Board of Directors is authorized to design any award so that the amounts or shares payable or distributed pursuant to such award will be treated as “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and related regulations. The equity compensation plan was filed as an Exhibit to the Company’s Form 8-K, filed on February 25, 2013. This summary of the plan is qualified in its entirety by reference to the full text of the plan. As of the date of this report, no grants have been made under the plan.

Present Beneficial Ownership

Set forth below is certain information as of March 6, 2018, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common shares, which is our only class of voting securities, (2) each director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by our directors and (5) all of our executive officers and directors as a group. The percentage ownership information under the column entitled “Percent of Class” is based on 23,997,385 shares of common stock outstanding as of March 6, 2018. Unless otherwise stated, the business address of each person listed is c/o Crimson Wine Group, 2700 Napa Valley Corporate Drive, Suite B, Napa, CA 94558.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Named directors and executive officers
Joseph S. Steinberg	2,487,075	(a)	10.4%
John D. Cumming	123,237		0.5%
Douglas M. Carlson	5,000		*
Avraham M. Neikrug	4,030	(b)	*
Francesca Schuler	1,500		*
Patrick M. DeLong	12,000		*
Craig D. Williams	1,000		*
Shannon B. McLaren	100		*
Mike S. Cekay	—		—
All directors and executive officers as a group (9)	2,633,942		11.0%
Charitable foundations and 5% or greater stockholder
John D. Cumming Family Foundation	9,166	(c)	*
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	33,000	(d)	0.1%
Beck, Mack & Oliver LLC	3,162,236	(e)	13.2%
565 Fifth Avenue
New York, NY 10017
Mario J. Gabelli	1,225,503	(f)	5.1%
One Corporate Center
Rye, New York 10580-1435

*	Less than 0.1%.

(a)
Includes 15,120 (less than 0.1%) shares of common stock beneficially owned by Mr. Steinberg’s wife and children, 1,786,627 (7.4%) shares of common stock held by corporations that are wholly owned by Mr. Steinberg, or held by corporations that are wholly owned by family trusts as to which Mr. Steinberg has sole voting and dispositive control, or held by such trusts, and 323,582 (1.3%) shares of common stock held in a trust for the benefit of Mr. Steinberg’s children as to which Mr. Steinberg may be deemed to be the beneficial owner.

(b)	Includes 30 shares of common stock owned of record by Mr. Neikrug’s minor son.

(c)
Mr. John D. Cumming is President and a director of the John D. Cumming Family Foundation, a private charitable foundation, and disclaims beneficial ownership of the shares of common stock held by the foundation.

(d)	Mr. Steinberg and his wife are the trustees of the charitable trust. Mr. Steinberg and his wife disclaim beneficial ownership of the shares of common stock held by the charitable trust.

(e)	Based on Schedule 13G filed by Beck, Mack & Oliver LLC with the SEC on February 2, 2018.

(f)
Based on Schedule 13D filed by Mr. Gabelli with the SEC on March 3, 2016. All shares are held directly or indirectly in entities that Mr. Gabelli either controls or for which he acts as chief investment officer, including 345,000 shares (1.4%) owned by GAMCO Asset Management Inc., 370,503 shares (1.5%) owned by Gabelli Funds, LLC and 510,000 shares (2.1%) owned by Teton Advisors, Inc.

As of March 6, 2018, Cede & Co. held of record 19,787,557 shares of our common stock (approximately 82.5% of our total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

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

Item 13.     Certain Relationships and Related Transactions, and Directors Independence.

Policies and Procedures with Respect to Transactions with Related Persons

The Board has adopted a written policy for the review, approval and ratification of transactions that involve “related persons” and potential conflicts of interest (the “Related Person Transaction Policy”).

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

Under the Related Person Transaction Policy, Related Persons must disclose to the Audit Committee any potential Related Person Transactions and must disclose all material facts with respect to such transaction. All Related Person Transactions will be reviewed by the Audit Committee and, in its discretion, approved or ratified. In determining whether to approve or ratify a Related Person Transaction, the Audit Committee will consider the relevant facts and circumstances of the Related Person Transaction, which may include factors such as the relationship of the Related Person with the Company, the materiality or significance of the transaction to the Company and the Related Person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company’s business and operations.

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
Item 14.     Principal Accountant Fees and Services.

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

Audit Fees

In accordance with the SEC’s definitions and rules, audit fees are fees paid to Moss Adams LLP for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K, the review of financial statements included in the Company’s Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. Audit-related fees include professional services for the audit of the Company’s 401K plan, including compliance with regulatory matters, and consulting with respect to technical accounting and disclosure rules. For the years ended December 31, 2017 and 2016, Moss Adams, LLP did not perform any tax related services for the Company.
The following table sets forth the aggregate fees incurred by us for the following periods relating to our independent accounting firm, Moss Adams LLP:
໿

	Year Ended December 31,
	2017	2016
Audit fees (1)	$302,000	$290,000
Audit-related fees	10,000	7,500
Total	$312,000	$297,500

(1)	Audit fees for the year ended December 31, 2016 included one-time fees of $19,000.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(2)	Financial Statement Schedules.
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

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 000-54866, unless otherwise indicated.

Exhibit No.	Description

2.1
Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 2.1 to the Company’s Form 8-K, filed on February 25, 2013 (the “February 25, 2013 Form 8-K”)).*

2.2	Severance Agreement and Release of all Claims, dated November 4, 2014, between Crimson Wine Group, Ltd. and Erle Martin (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on November 6, 2014).*
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the February 25, 2013 Form 8-K).*
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the February 25, 2013 Form 8-K).*
4.1	Form of Specimen Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12G).*
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
10.7
Credit Agreement dated as of March 22, 2013 among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC, and American AgCredit, FLCA, as Agent for the Lenders and for itself as a Lender  (filed as Exhibit 10.6 to the Company’s Form 10-K filed on March 28, 2013).*

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
10.14
Loan Agreement, dated June 29, 2017 by and between Double Canyon Vineyards, LLC and A Fine Old Building, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8–K filed on July 3, 2017).*

10.15	Term Loan Promissory Note issued by Double Canyon Vineyards, LLC and A Fine Old Building, LLC, dated June 29, 2017 (incorporated by reference to Exhibit 10.2 to Form 8–K filed on July 3, 2017).*

10.16	Guaranty, dated June 29, 2017, by and between Crimson Wine Group, Ltd. and American AgCredit, FLCA (incorporated by reference to Exhibit 10.3 to Form 8–K filed on July 3, 2017).*
10.17
Trust Deed, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.4 to Form 8–K filed on July 3, 2017).*

10.18
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from A Fine Old Building, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.5 to Form 8–K filed on July 3, 2017).*

10.19
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.6 to Form 8–K filed on July 3, 2017).*

21.1	List of Subsidiaries of Crimson Wine Group, Ltd. (filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10–12G).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
Financial statements from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Income Statements, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.**

*	Incorporated by reference.
**	Furnished herewith.
+	Management Employment Contract or Compensatory Plan/Arrangement.
±
List of exhibits and schedules to the Asset Purchase Agreement were omitted from the filing incorporated by reference. The Registrant hereby undertakes to furnish any such exhibits and schedules to the Commission supplementary upon request.

Item 16.       Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON WINE GROUP, LTD.

March 14, 2018	By:	/s/ Patrick M. DeLong
Name: Patrick M. DeLong
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 14, 2018 By:	/s/ Patrick M. DeLong	President and Chief Executive Officer
	Patrick M. DeLong	(Principal Executive Officer)

March 14, 2018 By:	/s/ Craig D. Williams	Director, Chief Operating Officer and Chief Winegrower
Craig D. Williams

March 14, 2018 By:	/s/ Shannon B. McLaren	Chief Financial Officer
	Shannon B. McLaren	(Principal Financial and Accounting Officer)

March 14, 2018 By:	/s/ John D. Cumming	Chairman of the Board of Directors
John D. Cumming

March 14, 2018 By:	/s/ Joseph S. Steinberg	Director
Joseph S. Steinberg

March 14, 2018 By:	/s/ Avraham M. Neikrug	Director
Avraham M. Neikrug

March 14, 2018 By:	/s/ Douglas M. Carlson	Director
Douglas M. Carlson

March 14, 2018 By:	/s/ Francesca Schuler	Director
Francesca Schuler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Crimson Wine Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crimson Wine Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP
Santa Rosa, California
March 14, 2018

We have served as the Company's auditor since 2012.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$9,792	$4,795
Investments available for sale	19,956	23,754
Accounts receivable, net	3,981	5,061
Inventory	75,458	66,856
Other current assets	1,328	1,729
Total current assets	110,515	102,195
Property and equipment, net	129,018	123,261
Goodwill	1,262	1,262
Intangible assets and other non-current assets, net	13,214	14,779
Total non-current assets	143,494	139,302
Total assets	$254,009	$241,497
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$10,323	$11,792
Customer deposits	593	367
Current portion of long-term debt, net of unamortized loan fees	1,125	634
Total current liabilities	12,041	12,793
Long-term debt, net of current portion and unamortized loan fees	23,305	14,648
Deferred rent, non-current	63	95
Deferred tax liability	4,881	6,396
Total non-current liabilities	28,249	21,139
Total liabilities	40,290	33,932
Commitments and Contingencies (Note 15)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,997,385
shares issued and outstanding at each of December 31, 2017 and 2016	240	240
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive (loss) income	(23)	5
Accumulated deficit	(64,018)	(70,200)
Total equity	213,719	207,565
Total liabilities and equity	$254,009	$241,497

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year ended December 31,
	2017	2016	2015
Net sales	$63,222	$64,621	$60,977
Cost of sales	31,257	31,653	28,446
Gross profit	31,965	32,968	32,531
Operating expenses:
Sales and marketing	15,394	15,834	14,197
General and administrative	10,769	10,653	10,543
Total operating expenses	26,163	26,487	24,740
Net loss (gain) on disposals of property and equipment	204	242	(59)
Income from operations	5,598	6,239	7,850
Other (expense) income:
Interest expense	(910)	(840)	(252)
Other income, net	586	498	334
Total other (expense) income, net	(324)	(342)	82
Income before income taxes	5,274	5,897	7,932
Income tax (benefit) provision	(908)	2,619	2,806
Net income	$6,182	$3,278	$5,126
Basic and fully diluted weighted-average shares outstanding	23,997	24,124	24,434
Basic and fully diluted earnings per share	$0.26	$0.14	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2017	2016	2015
Net income	$6,182	$3,278	$5,126
Other comprehensive income:
Net unrealized holding (losses) gains on investments arising during the period, net of tax	(28)	52	(8)
Comprehensive income	$6,154	$3,330	$5,118

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2017	2016	2015
Net cash flows from operating activities:
Net income	$6,182	$3,278	$5,126
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	7,142	6,691	5,913
Amortization of intangible assets	1,558	1,556	1,514
Amortization of loan fees	11	7	1
Loss on change in fair value of contingent liability	36	87	—
Loss on write-down of inventory	254	207	288
Provision for doubtful accounts	7	—	17
Net loss (gain) on disposal of property and equipment	204	242	(59)
Deferred rent	(25)	(18)	(3)
(Benefit) provision for deferred income tax	(1,495)	2,772	2,589
Net change in operating assets and liabilities:
Accounts receivable	1,073	1,292	(354)
Inventory	(8,856)	(7,279)	(6,331)
Other current assets	401	122	(957)
Other non-current assets	7	159	(108)
Accounts payable and expense accruals	(305)	1,075	1,095
Customer deposits	226	(18)	(18)
Net cash provided by operating activities	6,420	10,173	8,713
Net cash flows from investing activities
Acquisition of Seven Hills Winery	—	(7,320)	—
Purchase of investments available for sale	(5,750)	(5,750)	(36,479)
Redemption of investments available for sale	9,500	7,500	26,729
Acquisition of property and equipment	(13,995)	(14,929)	(8,632)
Proceeds from disposals of property and equipment	42	53	192
Net cash used in investing activities	(10,203)	(20,446)	(18,190)
Net cash flows from financing activities:
Proceeds from issuance of term loan	10,000	—	16,000
Principal payments on long-term debt	(765)	(640)	—
Payment of loan fees	(98)	—	(86)
Payment of contingent consideration	(357)	—	—
Repurchase of common stock	—	(2,625)	(1,378)
Net cash provided by (used in) financing activities	8,780	(3,265)	14,536
Net increase (decrease) in cash and cash equivalents	4,997	(13,538)	5,059
Cash and cash equivalents - beginning of year	4,795	18,333	13,274
Cash and cash equivalents - end of year	$9,792	$4,795	$18,333
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$831	$722	$138
Income tax payments, net	$—	$—	$569
Non-cash investing and financing activity:
Unrealized holding (losses) gains on investments, net of tax	$(28)	$52	$(8)
Acquisition of property and equipment accrued but not yet paid	$264	$1,098	$342
Contingent consideration for the acquisition of Seven Hills Winery	$—	$610	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2014	24,458,368	$245	$277,520	$(39)	$(74,606)	$203,120
Net income	—	—	—	—	5,126	5,126
Other comprehensive loss	—	—	—	(8)	—	(8)
Repurchase of common stock	(151,812)	(2)	—	—	(1,376)	(1,378)
Balance, December 31, 2015	24,306,556	243	277,520	(47)	(70,856)	206,860
Net income	—	—	—	—	3,278	3,278
Other comprehensive income	—	—	—	52	—	52
Repurchase of common stock	(309,171)	(3)	—	—	(2,622)	(2,625)
Balance, December 31, 2016	23,997,385	240	277,520	5	(70,200)	207,565
Net income	—	—	—	—	6,182	6,182
Other comprehensive loss	—	—	—	(28)	—	(28)
Balance, December 31, 2017	23,997,385	$240	$277,520	$(23)	$(64,018)	$213,719

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.

Notes to Consolidated Financial Statements

1.    Explanatory Note

Crimson Wine Group, Ltd., and its subsidiaries (collectively, “Crimson,” or the “Company”), is a Delaware corporation that has been conducting business since 1991.

Crimson qualifies as an “emerging growth company” as defined in the JOBS Act. Crimson has elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. This election is irrevocable.

2.    Nature of Operations

Crimson is in the business of producing and selling ultra-premium plus wines (i.e., wines that retail for over $16 per 750ml bottle). Crimson is headquartered in Napa, California and through its wholly-owned subsidiaries owns six wineries: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards, Seghesio Family Vineyards, Double Canyon and Seven Hills Winery.

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns 158 acres, and controls through leasing arrangements an additional two acres, of estate vineyards in five Napa Valley, California appellations – Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. Approximately 150 acres are currently planted.

Crimson started Archery Summit in 1993. Archery Summit owns 106 acres, and controls through leasing arrangements an additional 17 acres, of estate vineyards in the Willamette Valley, Oregon. Approximately 98 acres are currently planted.

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973. Chamisal Vineyards owns 99 acres of vineyards in the Edna Valley, California, of which 86 acres are currently planted.

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns 313 acres of vineyards in two Sonoma County, California appellations, the Alexander Valley and Russian River Valley, of which approximately 283 acres are currently planted.

Double Canyon vineyard land was acquired in 2005 and 2006 and is located in the Horse Heaven Hills of Washington’s Columbia Valley. Since 2010, Double Canyon has produced wines in a third party custom crush facility. In September 2017, Double Canyon completed construction of a 47,000 square-foot wine production facility in West Richland, Washington and began processing fruit from the 2017 harvest. Double Canyon owns 185 acres of vineyards in the Horse Heaven Hills appellation in Washington, of which 107 acres are currently planted.

Seven Hills Winery, which has been conducting operations since 1988, was acquired in the first quarter of 2016 and is located in Walla Walla, Washington. The Company also purchased land, primarily in the Walla Walla Valley. The land purchase encompassed 109 acres of vineyards and apple orchards, of which 98 acres are currently planted.

Crimson’s revenue model is a combination of direct to consumer and wholesale distributor sales. The Company’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically and in over 35 countries throughout the world. References to cases of wine herein refer to nine-liter equivalent cases.

3.    Significant Accounting Policies

໿
(a) Critical Accounting Estimates: The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. The following areas have been identified as critical accounting estimates because they have the potential to have a significant impact on the Company’s consolidated financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome won’t be known until a later date. Actual results could differ from these estimates.

Inventory - Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $0.3 million, $0.2 million and $0.3 million were recorded during the years ended December 31, 2017, 2016 and 2015, respectively.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be as long as 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. The Company has not recorded any significant impairment charges for its vineyards during the last three years.

Review of Long-lived Assets for Impairment - For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. Other than goodwill, the Company currently has no intangible assets with indefinite lives. All of the Company’s goodwill and substantially all definite-lived intangible assets resulted from the acquisitions of Seghesio Family Vineyards in May 2011 and Seven Hills Winery in January 2016. Amortization of definite-lived intangible assets is recorded on a straight-line basis over the estimated useful lives of the assets, which range from 7 to 20 years. The Company evaluates goodwill for impairment at the end of each year or more often if a triggering event occurs, and has concluded that goodwill is not impaired.

The Company evaluates long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Long-lived assets consist primarily of property and equipment and intangible assets with definite lives. Circumstances that might cause the Company to evaluate its long-lived assets for impairment could include a significant decline in the prices the Company or the industry can charge for its products, which could be caused by general economic or other factors, changes in laws or regulations that make it difficult or more costly for the Company to distribute its products to its markets at prices which generate adequate returns, natural disasters, significant decrease in demand for the Company’s products or significant increase in the costs to manufacture the Company’s products.

Recoverability of assets is measured using a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is described in Note 2 above. The Company did not recognize any impairment charges associated with long-lived assets during the three year period ended December 31, 2017.

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

(b) Consolidation policy: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the prior period consolidated balance sheet and statement of cash flows to conform to the current period presentation. The reclassifications had no impact on previously reported net income, equity or cash flows.

(c) Cash and cash equivalents: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. The Company had no short-term investments considered to be cash and cash equivalents at December 31, 2017 and 2016.

(d) Financial instruments and fair value: Investments available for sale include a U.S. Treasury Note and Certificates of Deposits at December 31, 2017 and 2016. All of the Company’s available for sale securities are classified as either Level 1 or Level 2 (see ‘Fair value hierarchy’ section below) and are recorded at fair value. Available for sale securities that mature greater than 12 months from original investment are recorded as short-term because the securities represent the investment of funds that are available for current operations. Net unrealized gains and losses, net of tax, on available for sale securities are recorded in accumulated other comprehensive income (loss). Unrealized losses that are considered other than temporary are recorded in other income (expense) – net, with the corresponding reduction to the carrying basis of the investment. No other than temporary losses were recorded during the three year period ended December 31, 2017.

Fair value hierarchy: In determining fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect the Company’s assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The Company applies a hierarchy to categorize its fair value measurements which is broken down into three levels based on the transparency of inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities at the reported date.
໿

Level 2:
Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:
Instruments that have little to no pricing observability at the reported date. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Financial instruments are valued at quoted market prices, if available. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, the financial instrument is valued at the point within the bid-ask range that meets the Company’s best estimate of fair value. The Company uses prices and inputs that are current at the measurement date. For financial instruments that do not have readily determinable fair values using quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.
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

(e) Accounts receivable: Accounts receivable are reported at net realizable value. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.1 million at December 31, 2017 and 2016. Interest is not accrued on past-due amounts. Accounts are charged against the allowance to bad debt as they are deemed uncollectible based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends.

(f) Property and equipment: Property and equipment are stated at cost and are depreciated using the straight-line method over the related assets estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Costs incurred developing vineyards are capitalized until the vineyard becomes commercially productive. Interest is capitalized during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. During the years ended December 31, 2017, 2016, and 2015 capitalized interest was $0.2 million, $0.1 million, and zero, respectively.

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

(h) Concentrations of risk: The Company sells the majority of its wine through distributors and retailers. Receivables arising from these sales are not collateralized. During the year ended December 31, 2017, sales to one customer accounted for approximately 12% of total sales. Amounts due from this customer represented 23% of net accounts receivable as of December 31, 2017. During the year ended December 31, 2016, sales to one customer accounted for approximately 12% of net sales. Amounts due from this customer represented approximately 22% of net accounts receivable as of December 31, 2016. During the year ended December 31, 2015 sales to two customers accounted for approximately 15% and 10%  of total sales.

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

(k) Taxes not on income: Excise taxes are levied by government agencies on the sale of alcoholic beverages, including wine. These taxes are not collected from customers but are instead the responsibility of the Company. Excise taxes of $1.1 million, $1.2 million and $1.1 million in the years ended December 31, 2017, 2016 and 2015, respectively, were recognized as a reduction to wine sales. Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

(l) Advertising costs: Advertising costs are expensed as incurred and were $0.2 million for the year ended December 31, 2017 and $0.3 million for each of the years ended December 31, 2016 and 2015.

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

(n) Business combinations: Business combinations are accounted for using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to record the assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. To determine the fair values, the Company utilizes third parties for certain valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related costs are expensed as incurred. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the acquisition date, subsequent adjustments are recorded to the Company’s consolidated income statements.

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

The Company does not have any unrecognized tax benefits; however, if it did, the Company would record accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company records deferred income tax liabilities and assets as noncurrent in its consolidated balance sheets (see ‘Recent accounting pronouncements’ section within this footnote of Form 10-K for additional information on the adoption of this policy). See Note 12 for more detail on income tax for the Company.

(p) Recent accounting pronouncements:
໿

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606)
(Subsequently updated with ASU 2016-08, ASU 2016-11, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13 and ASU 2017-14)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which is guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. Topic 606 defines a five step process to require revenue to be recognized when control of goods is transferred to the customer and consideration is expected to be received. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments related to revenue recognition.
January 1, 2018
The Company will adopt ASU 2014-09 using the modified retrospective method in Q1 2018. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company expects to continue to recognize revenue at a particular point in time for the majority of its contracts with customers. Therefore, the adoption of ASC 606 is not expected to have a material impact on the consolidated financial statements. The Company anticipates it will expand its consolidated financial statement disclosures in order to comply with the disclosure requirements of the ASU beginning in the first quarter of 2018.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10)
Requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements.
		January 1, 2018	The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2016-02, Leases (Topic 842) (Subsequently updated with ASU 2018-01)
Increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.
January 1, 2019, early adoption is permitted for the Company.
The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements and has yet to determine the overall impact this ASU is expected to have. Management currently anticipates recognizing a right-of-use asset and a lease liability associated with its long-term operating leases.

ASU 2017-01, Business Combinations (Topic 805)	Clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.
ASU 2017-04, Goodwill and Other (Topic 350)
Eliminates Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
		January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)	Allows the company to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings.	January 1, 2019, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.
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
ASU 2015-11, Inventory (Topic 330)
Topic 330, Inventory, required an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value.
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

The acquisition-date fair value of total consideration for the Seven Hills Winery acquisition was $7.9 million, consisting of $7.3 million in cash, which included a working capital adjustment of $0.3 million, and $0.6 million of non-cash contingent consideration. The contingent consideration arrangement requires the Company to pay up to $0.8 million in future earn-out payments based on certain achievements of the acquired business over the 38 months following the closing of the acquisition. Certain achievements defined in the purchase agreement have been met and therefore $0.4 million of earn-out payments were made during the year ended December 31, 2017. Total acquisition related costs were $0.3 million, which were recorded during the year ended December 31, 2016. Pro forma financial statements are not presented as they are not material to the Company’s overall consolidated financial statements.

The Company recognized $0.2 million of acquisition related costs during the year ended December 31, 2016 under the line item entitled ‘General and administrative.’ The Company’s results for the year ended December 31, 2016 include the results of Seven Hills Winery for the period since the date of acquisition.

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

The methodologies utilized to estimate the fair value of the assets acquired and liabilities assumed related to Seven Hills Winery were as follows:

Accounts Receivable and Accounts Payable and Accruals

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

Contingent Consideration

The Company estimated the fair value of the contingent consideration at January 27, 2016 (the acquisition date) to be $0.6 million, using a probability-weighted discounted cash flow model. This fair value measurement represents a Level 3 measurement. Changes to the estimated fair value of the contingent consideration at each reporting period are recorded in the Company’s consolidated income statement under the line item titled ‘General and administrative’ as an operating expense. The fair value of the contingent consideration as of December 31, 2017 and 2016, was $0.3 million and $0.7 million, respectively. During the year ended December 31, 2017, changes in the estimated fair value of the contingent consideration were insignificant. The Company recognized $0.1 million in expense related to the changes in the estimated fair value of the contingent consideration during the year ended December 31, 2016.

5.    Inventory

A summary of inventory at December 31, 2017 and 2016 is as follows (in thousands):໿

	December 31, 2017	December 31, 2016
Finished goods	$40,778	$33,650
In-process goods	34,080	32,828
Packaging and bottling supplies	600	378
Total inventory	$75,458	$66,856

6.    Property and Equipment

A summary of property and equipment at December 31, 2017 and 2016 and depreciation and amortization for the years ended December 31, 2017, 2016 and 2015, is as follows (in thousands):

	Depreciable Lives
	(in years)	December 31, 2017	December 31, 2016
Land and improvements	N/A	$46,566	$46,564
Buildings and improvements	20-40	58,946	51,140
Vineyards, orchards and improvements	7-25	37,090	36,163
Winery and vineyard equipment	3-25	38,631	33,690
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,353	3,176
Construction in progress	N/A	1,814	3,788
Total		192,039	180,160
Accumulated depreciation and amortization		(63,021)	(56,899)
Property and equipment, net		$129,018	$123,261

	Year ended December 31,
Depreciation and amortization:	2017	2016	2015
Capitalized into inventory	$5,606	$5,280	$4,763
Expensed to general and administrative	1,536	1,411	1,150
Total depreciation	$7,142	$6,691	$5,913

7.    Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of December 31, 2017 and 2016 are as follows (in thousands):

December 31, 2017	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$6,000	$6,000	$—	$(1)	$5,999	$—	$5,999
Certificates of Deposit	14,000	14,000	2	(45)	—	13,957	13,957
Total	$20,000	$20,000	$2	$(46)	$5,999	$13,957	$19,956

December 31, 2016	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$10,000	$10,000	$—	$(5)	$9,995	$—	$9,995
Certificates of Deposit	13,750	13,750	27	(18)	—	13,759	13,759
Total	$23,750	$23,750	$27	$(23)	$9,995	$13,759	$23,754

Gross unrealized losses on available-for-sale securities were less than $0.1 million as of December 31, 2017, and the Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2017 and 2016, other than the assets and liabilities related to the Seven Hills Winery acquisition (see Note 4), the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of December 31, 2017 the Company has estimated the fair value of its outstanding debt to be approximately $23.7 million compared to its carrying value of $24.6 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

8.    Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at December 31, 2017 and 2016, and amortization expense for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

		December 31, 2017			December 31, 2016
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$6,841	$11,159	$18,000	$5,779	$12,221
Distributor relationships	10 - 14	2,700	1,242	1,458	2,700	1,046	1,654
Customer relationships	7	1,900	1,787	113	1,900	1,515	385
Legacy permits	14	250	118	132	250	100	150
Trademark	20	200	93	107	200	83	117
Total		$23,050	$10,081	$12,969	$23,050	$8,523	$14,527
Other non-current assets				245			252
Total intangible and other non-current assets, net				$13,214			$14,779

					Year Ended December 31,
Amortization expense					2017	2016	2015
Total amortization expense					$1,558	$1,556	$1,514

The estimated aggregate future amortization of intangible assets as of December 31, 2017 is identified below (in thousands):

Years Remaining:	Amortization
2018	$1,402
2019	1,286
2020	1,286
2021	1,286
2022	1,286
Thereafter	6,423
Total	$12,969

9.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Accounts payable	$5,412	$5,863
Accrued compensation related expenses	2,225	2,428
Depletion allowance	608	583
Litigation settlement accrual	390	—
Accrued interest	324	224
Sales and marketing	324	352
Contingent consideration liability related to Seven Hills Winery	308	697
Production and farming	307	381
Acquisition of property and equipment	264	1,098
Other accrued expenses	161	166
Total accounts payable and other accrued liabilities	$10,323	$11,792

10.    Debt

Details of the Company’s debt as of December 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

	December 31, 2017			December 31, 2016
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$640	$14,080	$14,720	$640	$14,720	$15,360	5.24%	October 1, 2040
2017 Term Loan	500	9,375	9,875	—	—	—	5.39%	July 1, 2037
Total debt	1,140	23,455	24,595	640	14,720	15,360
Unamortized loan fees	(15)	(150)	(165)	(6)	(72)	(78)
Total debt, net of unamortized loan fees	$1,125	$23,305	$24,430	$634	$14,648	$15,282
Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility with American AgCredit, FLCA, as agent for the lenders identified in the revolving credit facility, comprised of a revolving loan facility and a term revolving loan facility, which together are secured by certain of Crimson’s assets. The revolving loan facility is for up to $10.0 million of availability in the aggregate for a five year term, and the term revolving loan facility is for up to $50.0 million in the aggregate for a fifteen year term. All obligations of Crimson under the revolving credit facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets.  In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. The revolving credit facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets. No amounts have been borrowed under the revolving credit facility to date.

Term Loans

Term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum.

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

The Company incurred debt issuance costs of approximately $0.1 million related to the 2015 Term Loan. These costs are recorded as a reduction from short-term or long-term debt based on the timeframe in which the fees will be expensed, and as such, amounts to be expensed within 12 months shall be classified against short-term debt. The costs are being amortized to interest expense using the effective interest method over the contractual term of the loan.

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2017, $14.7 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (the “DCV Borrower” and, individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with the Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum.

The 2017 Term Loan will mature on July 1, 2037 (the “2017 Loan Maturity Date”). On the first day of each January, April, July and October, commencing October 1, 2017, DCV Borrower is required to make a principal payment in the amount of $125,000 and an interest payment equal to the amount of all interest accrued through the previous day. A final payment of all unpaid principal, interest and any other charges with respect to the 2017 Term Loan shall be due and payable on the 2017 Loan Maturity Date.

The Company incurred debt issuance costs of approximately $0.1 million related to the 2017 Term Loan. These costs were recorded using the same treatment as described for the 2015 Term Loan debt issuance costs.

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2017, $9.9 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

The Company was in compliance with all debt covenants as of December 31, 2017.

During the year ended December 31, 2017 and 2016, $0.2 million and $0.1 million, respectively, of interest expense was capitalized associated with the buildout of the winemaking facility in West Richland, Washington (the “Washington Winemaking Facility”) and other capital projects. The Washington Winemaking Facility was completed in September 2017.

A summary of debt maturities as of December 31, 2017 is as follows (in thousands):

Principal due in 2018	1,140
Principal due in 2019	1,140
Principal due in 2020	1,140
Principal due in 2021	1,140
Principal due in 2022	1,140
Principal due thereafter	18,895
Total	$24,595

11.    Stockholders’ Equity and Equity Incentive Plan

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

In March 2014, the Board of Directors of the Company authorized a share repurchase program (the “2014 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2014 Repurchase Program, any repurchased shares were constructively retired, and on February 29, 2016, the 2014 Repurchase Program was completed. Under the total 2014 Repurchase Program the Company repurchased 228,522 shares at an original repurchase price of $2.0 million.

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

12.    Income Taxes

On December 22, 2017, the Tax Cut and Jobs Act (Public Law 115-97, “TCJA” or tax reform) was signed into law. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $2.9 million tax benefit in the Company’s consolidated income statement for the year ended December 31, 2017.

The (benefit) provision for income taxes for years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
State income tax provision
Current	$38	$(22)	$107
Deferred	448	773	329
Total state income tax provision	486	751	436
Federal income tax (benefit) provision
Current	558	(160)	140
Deferred	(1,952)	2,028	2,230
Total federal income tax (benefit) provision	(1,394)	1,868	2,370
Total income tax (benefit) provision	$(908)	$2,619	$2,806

The Company’s income tax returns are subject to examination in the U.S. federal and state jurisdictions. To the extent the Company has unutilized net operating loss carryforwards (“NOLs”), the statute of limitations does not begin to run until the NOLs are utilized. Therefore, for federal and state tax purposes, the Company has tax years open dating back to 2006. The Company currently has no unrecognized tax benefits and it is not reasonably possible to estimate the amount by which that could increase in the next twelve months since the timing of examinations, if any, is unknown.

The principal components of deferred taxes at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax asset
California NOL carryover	$817	$955
Federal alternative minimum tax credit	—	253
Accrued vacation	155	230
Inventory	287	—
California alternative minimum tax credit	101	69
Other	174	47
Total deferred tax asset	1,534	1,554
Deferred tax liability
Inventory	—	(338)
Property and equipment	(5,691)	(6,916)
Intangible assets and goodwill	(626)	(696)
Other	(98)	—
Total deferred tax liability	(6,415)	(7,950)
Net deferred tax liability, non-current	$(4,881)	$(6,396)

As of December 31, 2017 the Company has utilized all of its federal NOLs and the amount and expiration dates of California State NOLs are as follows (in thousands):

State
2027-2032	$11,692

Under certain circumstances, the ability to use the NOLs and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company’s certificate of incorporation includes a charter restriction that prohibits transfers of the Company’s common stock under certain circumstances.

The table below reconciles the expected statutory income tax rate to the actual income tax (benefit) provision (in thousands):

	2017	2016	2015
Expected federal income tax expense	$1,793	$2,005	$2,697
State income tax expense	317	477	301
Revaluation of deferred tax liability due to tax reform	(2,929)	—	(85)
Other, net	(89)	137	(107)
Total	$(908)	$2,619	$2,806

13.    Employee Benefit Plan

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The Company matches 25% of a participant’s salary deferral, subject to regulatory limitations. Total Company contributions to the plan were $0.3 million for each of the years ended December 31, 2017, 2016 and 2015.

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the years ended December 31, 2017, 2016, and 2015, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.
໿
໿
໿

	Year Ended December 31,
	Wholesale			Direct to Consumer			Other/Non-Allocable			Total
(in thousands)	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net sales	$34,420	$36,946	$36,253	$24,220	$23,099	$21,310	$4,582	$4,576	$3,414	$63,222	$64,621	$60,977
Cost of sales	19,370	20,263	18,927	7,386	6,829	6,064	4,501	4,561	3,455	31,257	31,653	28,446
Gross profit (loss)	15,050	16,683	17,326	16,834	16,270	15,246	81	15	(41)	31,965	32,968	32,531
Operating expenses:
Sales and marketing	5,824	6,244	5,594	6,237	6,121	5,313	3,333	3,469	3,290	15,394	15,834	14,197
General and administrative	—	—	—	—	—	—	10,769	10,653	10,543	10,769	10,653	10,543
Total operating expenses	5,824	6,244	5,594	6,237	6,121	5,313	14,102	14,122	13,833	26,163	26,487	24,740

Net loss (gain) on disposal of property and equipment	—	—	—	—	—	—	204	242	(59)	204	242	(59)
Income (loss) from operations	$9,226	$10,439	$11,732	$10,597	$10,149	$9,933	$(14,225)	$(14,349)	$(13,815)	$5,598	$6,239	$7,850

15.    Commitments and Contingencies

Leases

The Company records rent expense under its operating lease agreements on a straight-line basis. Differences between actual lease payments and rent expense recognized under these leases results in a deferred rent liability at each reporting period. The Company also has certain property lease agreements that expire through 2022. These property lease agreements require annual base rent, supplemental rent based on the average market value of the grapes harvested, and certain operating expense payments.

Future base rents required under these agreements are summarized as follows (in thousands):

2018	$291
2019	295
2020	134
2021	1
2022	1
Total	$722

Base rent expense was $0.3 million for each of the years ended December 31, 2017, 2016 and 2015. Estimated supplemental rent payments, which are based on the market value of harvested grapes, are presented in the grape and bulk wine purchase commitments below.

Supply Contracts

The Company has entered into long-term contracts through 2024 to purchase grapes and bulk wine from certain third parties and a Seghesio family member, who is an employee of the Company. Total estimated commitments under these agreements are as follows (in thousands):

	Third Party	Related Party
2018	$7,997	$485
2019	6,046	269
2020	4,635	—
2021	2,370	—
2022	1,248	—
Thereafter	693	—
Total	$22,989	$754

The Company also purchases additional grapes and bulk wine under one-time purchase or short-term agreements. The total of all grapes and bulk wine purchased was $9.8 million, $10.8 million and $7.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in the totals of all grapes and bulk wine purchased are related party purchases of $0.9 million, $0.8 million, and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Litigation

The Company and its subsidiaries may become parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not significant to the Company’s consolidated financial position or liquidity. Other than described below, the Company does not believe that there is any other pending litigation that could have a significant adverse impact on its consolidated financial position, liquidity or results of operations.

On May 17, 2017, a former employee filed a class action complaint against one of the Company’s subsidiaries, Pine Ridge Vineyards, alleging various wage and labor violations. On February 5, 2018, the Company settled this class action complaint at mediation for $0.4 million, which was recorded in the consolidated financial statements for the year ended December 31, 2017. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The settlement will be sent to the court for preliminary approval in the next 60 days and final approval in the next six months.

Other

In October 2017, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Operations at two of the Company’s properties, Pine Ridge Vineyards and Seghesio Family Vineyards, were temporarily impacted due to these wildfires and then resumed shortly thereafter. At the time of the wildfires, both properties had already harvested substantially all of their 2017 estate grapes and did not endure any property or vineyard damage. Certain inventory on hand, as well as inventory purchased under contract, may have been subject to smoke taint and reduced quality, however, the amount of loss, if any, cannot be reasonably estimated at this time. Any loss due to the wildfires will be partially offset by proceeds from the Company’s insurance policies.

16.    Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Total
2017
Net sales	$14,849	$15,007	$13,505	$19,861	$63,222
Gross profit	$7,785	$7,943	$6,456	$9,781	$31,965
Income (loss) from operations	$1,250	$1,402	$(152)	$3,098	$5,598
Net income (loss)	$749	$898	$(206)	$4,741	$6,182
Basic and fully diluted earnings per common share	$0.03	$0.04	$(0.01)	$0.20	$0.26
Number of shares used in calculation	23,997	23,997	23,997	23,997	23,997

2016
Net sales	$15,554	$15,235	$15,838	$17,994	$64,621
Gross profit	$7,655	$7,566	$7,890	$9,857	$32,968
Income from operations	$533	$1,036	$1,135	$3,535	$6,239
Net income	$231	$514	$657	$1,876	$3,278
Basic and fully diluted earnings per common share	$0.01	$0.02	$0.03	$0.08	$0.14
Number of shares used in calculation	24,256	24,155	24,085	24,004	24,124
2015
Net sales	$13,717	$14,791	$14,023	$18,446	$60,977
Gross profit	$7,681	$8,089	$6,960	$9,801	$32,531
Income from operations	$1,950	$2,156	$830	$2,914	$7,850
Net income	$1,074	$1,542	$476	$2,034	$5,126
Basic and fully diluted earnings per common share	$0.04	$0.06	$0.02	$0.08	$0.21
Number of shares used in calculation	24,458	24,458	24,452	24,367	24,434