Form 10-Q
period 2018-03-31
Crimson Wine Group, Ltd
filed 2018-05-09
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

On May 4, 2018 there were 23,984,406 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$7,098	$9,792
Available for sale debt securities	17,432	19,956
Accounts receivable, net	4,784	3,981
Inventory	74,388	75,458
Other current assets	1,937	1,328
Assets held for sale	638	—
Total current assets	106,277	110,515
Property and equipment, net	127,135	129,018
Goodwill	1,262	1,262
Intangible and other non-current assets, net	12,854	13,214
Total non-current assets	141,251	143,494
Total assets	$247,528	$254,009
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,946	$10,323
Customer deposits	650	593
Current portion of long-term debt, net of unamortized loan fees	1,125	1,125
Total current liabilities	6,721	12,041
Long-term debt, net of current portion and unamortized loan fees	23,024	23,305
Deferred rent, non-current	53	63
Deferred tax liability	4,874	4,881
Total non-current liabilities	27,951	28,249
Total liabilities	34,672	40,290
Commitments and Contingencies (Note 13)
Equity
Common shares, par value $0.01 per share, 150,000,000 shares authorized; 23,997,385 shares issued and outstanding at March 31, 2018 and December 31, 2017	240	240
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive loss	(41)	(23)
Accumulated deficit	(64,863)	(64,018)
Total equity	212,856	213,719
Total liabilities and equity	$247,528	$254,009

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$13,229	$14,849
Cost of sales	6,874	7,064
Gross profit	6,355	7,785
Operating expenses:
Sales and marketing	4,049	3,949
General and administrative	2,706	2,588
Total operating expenses	6,755	6,537
Net loss (gain) on disposal of property and equipment	11	(2)
Restructuring charges	432	—
(Loss) income from operations	(843)	1,250
Other income (expense):
Interest expense, net	(338)	(193)
Other (expense) income, net	(5)	158
Total other expense, net	(343)	(35)
(Loss) income before income taxes	(1,186)	1,215
Income tax (benefit) provision	(341)	466
Net (loss) income	$(845)	$749
Basic and fully diluted weighted-average shares outstanding	23,997	23,997
Basic and fully diluted (loss) earnings per share	$(0.04)	$0.03

See accompanying notes to unaudited interim condensed consolidated financial statements.

໿CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(845)	$749
Other comprehensive loss:
Net unrealized holding losses on investments arising during the period, net of tax	(18)	(9)
Comprehensive (loss) income	$(863)	$740

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net cash flows from operating activities:
Net (loss) income	$(845)	$749
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation and amortization of property and equipment	1,874	1,732
Amortization of intangible assets	390	389
Amortization of loan fees	4	2
Loss on change in fair value of contingent consideration	3	7
Loss on write-down of inventory	5	—
Net loss (gain) on disposal of property and equipment	11	(2)
Restructuring charges	432	—
Impairment charges	24	—
Deferred rent	(8)	(8)
Provision for deferred income taxes	—	(2)
Net change in operating assets and liabilities:
Accounts receivable	(803)	(33)
Inventory	1,065	773
Other current assets	(609)	254
Other non-current assets	6	6
Accounts payable and accrued liabilities	(5,063)	(5,892)
Customer deposits	57	180
Net cash used in operating activities	(3,457)	(1,845)
Net cash flows from investing activities:
Purchase of available for sale debt securities	(4,000)	—
Redemptions of available for sale debt securities	6,500	4,750
Acquisition of property and equipment	(1,289)	(3,037)
Proceeds from disposal of property and equipment	14	2
Net cash provided by investing activities	1,225	1,715
Net cash flows from financing activities:
Principal payments on long-term debt	(285)	(160)
Payment of contingent consideration	(141)	(357)
Payment of loan fees	(36)	—
Net cash used in financing activities	(462)	(517)
Net decrease in cash and cash equivalents	(2,694)	(647)
Cash and cash equivalents - beginning of period	9,792	4,795
Cash and cash equivalents - end of period	$7,098	$4,148
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$336	$216
Income taxes	$—	$—
Non-cash investing activity:
Net unrealized holding losses on investments, net of tax	$(18)	$(9)
Acquisition of property and equipment not yet paid	$85	$806

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Background and Basis of Presentation

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2017, as filed with the SEC on Form 10-K (the “2017 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations.  The unaudited condensed consolidated balance sheet at December 31, 2017 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements and in Note 2 “Revenue,” there were no changes to the Company’s significant accounting policies during the three months ended March 31, 2018. See Note 3 to the 2017 Report for a description of the Company’s significant accounting policies.

Reclassifications

Certain reclassifications have been made to the prior period unaudited interim condensed consolidated statement of cash flows to conform to the current period presentation. The reclassifications had no impact on previously reported net income, equity or cash flows.

Recent Accounting Pronouncements

Subsequent to the filing of the 2017 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides an update of accounting pronouncements applicable to Crimson that are not yet adopted as of March 31, 2018 and a description of accounting pronouncements that were adopted during the three months ended March 31, 2018:

໿

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (Subsequently updated with ASU 2018-01)
Increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.
January 1, 2019, early adoption is permitted for the Company.
The Company is currently evaluating the impact of the pending adoption of this new standard on its unaudited interim consolidated financial statements and has yet to determine the overall impact this ASU is expected to have. Management currently anticipates recognizing a right-of-use asset and a lease liability associated with its long-term operating leases.

ASU 2017-04, Goodwill and Other (Topic 350)
Eliminates Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
		January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s unaudited interim consolidated financial statements.
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)	Allows the company to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings.	January 1, 2019, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s unaudited interim consolidated financial statements.
Standards that were adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (Subsequently updated with ASU 2016-08, ASU 2016-11, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13 and ASU 2017-14)
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which is guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. Topic 606 defines a five step process to require revenue to be recognized when control of goods is transferred to the customer and consideration is expected to be received. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments related to revenue recognition.
January 1, 2018
The Company adopted ASU 2014-09 using the modified retrospective method in Q1 2018. Based on the new guidance, the Company will continue to recognize revenue at a particular point in time for its contracts with customers. Therefore, the adoption of ASC 606 did not result in a cumulative-effect adjustment to opening retained earnings. See Note 2 “Revenue,” for further information.

ASU 2017-01, Business Combinations (Topic 805)	Clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The adoption of this standard did not have an impact on the Company’s unaudited interim consolidated financial statements.
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10)
Requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements.
		January 1, 2018	The adoption of this standard did not have an impact on the Company’s unaudited interim consolidated financial statements.

2.	Revenue

Revenue Recognition

Revenue is recognized once performance obligations under the terms of the Company’s contracts with its customers have been satisfied; this occurs at a point in time when control of the promised product or service is transferred to customers. Generally, all of the Company’s contracts with its customers have a single performance obligation and are short term in nature. Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company accounts for shipping and handling activities as costs to fulfill its promise to transfer the associated products. Accordingly, the Company records amounts billed for shipping and handling costs as a component of net sales, and classifies such costs as a component of costs of sales. The Company’s products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been material to the Company.

Wholesale Segment

The Company sells its wine to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the wine out of the Company’s third-party warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 120 days. The Company pays depletion allowances to its wholesale distributors based on their sales to their customers. The Company estimates these depletion allowances and records such estimates in the same period the related revenue is recognized, resulting in a reduction of wholesale product revenue and the establishment of a current liability. Subsequently, wholesale distributors will bill the Company for actual depletions, which may be different from the Company’s estimate. Any such differences are recognized in sales when the bill is received. The Company has historically been able to estimate depletion allowances without material differences between actual and estimated expense.

Direct to Consumer Segment

The Company sells its wine and other merchandise directly to consumers through wine club memberships, at the wineries’ tasting rooms and through the internet.

Wine club membership sales are made under contracts with customers, which specify the quantity and timing of future wine shipments. Customer credit cards are charged in advance of quarterly wine shipments in accordance with each contract. The Company transfers control and recognizes revenue for these contracts upon shipment of the wine to the customer.

Tasting room and internet wine sales are paid for at the time of sale. The Company transfers control and recognizes revenue for this wine when the product is either received by the customer (on-site tasting room sales) or upon shipment to the customer (internet sales).

Other

From time to time, the Company sells grapes or bulk wine because the wine does not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use. Grape and bulk sales are made under contracts with customers which include product specification requirements, pricing and payment terms. Payment terms under grape contracts are generally structured around the timing of the harvest of the grapes and are generally due 30 days from the time the grapes are delivered. Payment terms under bulk wine contracts are generally 30 days from the date of shipment and may include an upfront payment upon signing of the sales agreement. The Company transfers control and recognizes revenue for grape sales when product specification has been met and title to the grapes has transferred, which is generally on the date the grapes are harvested, weighed and shipped. The Company transfers control and recognizes revenue for bulk contracts upon shipment.

Estates hold various public and private events for customers and their wine club members. Upfront consideration received from the sale of tickets or under private event contracts for future events is recorded as deferred revenue. The balance of payments are due on the date of the event. The Company recognizes event revenue on the date the event is held.

Other revenue also includes tasting fees and retail sales, which are paid for and received or consumed at the time of sale. The Company transfers control and recognizes revenue at the time of sale.

Refer to Note 12 “Business Segment Information,” for revenue by sales channel amounts for the three months ended March 31, 2018 and 2017.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as Customer deposits on its condensed consolidated balance sheets, and represents a contract liability.

The following table reflects changes in the contract liability balance during the three months ended March 31, 2018 and 2017 (in thousands):

	March 31, 2018	March 31, 2017
Outstanding at beginning of period	$593	$367
Increase (decrease) attributed to:
Upfront payments	10,727	10,912
Revenue recognized	(10,670)	(10,732)
Outstanding at end of period	$650	$547

Revenue recognized during the three months ended March 31, 2018 and 2017, which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance to bad debt as they are deemed uncollectible based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s account receivable balance is net of an allowance for doubtful accounts of $0.1 million at March 31, 2018 and December 31, 2017.

3.	Restructuring

During the first quarter of 2018, the Company committed to various restructuring activities including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations.

Restructuring charges of $0.4 million incurred in the first quarter of 2018 related to asset impairment charges associated with leasehold improvements under the terminated operating lease agreement. The fair value of these leasehold improvements were determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company expects to incur an additional $0.1 million in restructuring charges in the second quarter of 2018 for severance related costs, and it may incur additional charges in future periods should additional restructuring activities be rolled out. The Company will continue to assess the need for additional restructuring activities during 2018 and would expect the restructuring program to be completed by the end of the fourth quarter of 2018.

No payments under the restructuring program were made during the three months ended March 31, 2018 and no liabilities were recorded as of March 31, 2018.

4.	Inventory

A summary of inventory at March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018	December 31, 2017
Finished goods	$37,328	$40,778
In-process goods	36,110	34,080
Packaging and bottling supplies	950	600
Total inventory	$74,388	$75,458

5.	Property and Equipment

A summary of property and equipment at March 31, 2018 and December 31, 2017 and depreciation and amortization expense for the three months ended March 31, 2018 and 2017, is as follows (in thousands):
໿

	Depreciable Lives
	(in years)	March 31, 2018	December 31, 2017
Land and improvements	N/A	$46,164	$46,566
Buildings and improvements	20-40	59,092	58,946
Winery and vineyard equipment	3-25	38,400	38,631
Vineyards, orchards and improvements	7-25	36,685	37,090
Caves	20-40	5,639	5,639
Vineyards under development	N/A	2,217	3,353
Construction in progress	N/A	3,035	1,814
Total		191,232	192,039
Accumulated depreciation and amortization		(64,097)	(63,021)
Total property and equipment, net		$127,135	$129,018

	Three Months Ended March 31,
	2018	2017
Capitalized into inventory	$1,464	$1,358
Expensed to general and administrative	410	374
Total depreciation and amortization	$1,874	$1,732

During the first quarter of 2018, the Company began actively marketing 36 acres of apple orchards for sale as it does not intend to replant these orchards with vineyards. As of March 31, 2018, the Company had $0.6 million of assets held for sale classified as current assets on the condensed consolidated balance sheets that represent the net book value of these apple orchards. During the three months ended March 31, 2018, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the apple orchards to fair value less cost to sell. This impairment charge was recorded to Other (expense) income, net in the condensed consolidated statements of operations. The Company expects to complete the sale of the apple orchards within the next twelve months.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within two years or less.

The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

March 31, 2018	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$17,500	$17,500	$—	$(68)	$—	$17,432	$17,432
December 31, 2017
U.S. Treasury Note	$6,000	$6,000	$—	$(1)	$5,999	$—	$5,999
Certificates of Deposit	14,000	14,000	2	(45)	—	13,957	13,957
Total	$20,000	$20,000	$2	$(46)	$5,999	$13,957	$19,956

Gross unrealized losses on available-for-sale securities were $0.1 million as of March 31, 2018, and the Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2018 and December 31, 2017, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term liabilities, the carrying amounts of such financial instruments approximate their fair values. As of March 31, 2018, the Company has estimated the fair value of its outstanding debt to be approximately $22.2 million compared to its carrying value of $24.3 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at March 31, 2018 and December 31, 2017, and amortization expense for the three months ended March 31, 2018 and 2017, is as follows (in thousands):

		March 31, 2018			December 31, 2017
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$7,107	$10,893	$18,000	$6,841	$11,159
Distributor relationships	10 - 14	2,700	1,291	1,409	2,700	1,242	1,458
Customer relationships	7	1,900	1,855	45	1,900	1,787	113
Legacy permits	14	250	122	128	250	118	132
Trademark	20	200	96	104	200	93	107
Total		$23,050	$10,471	$12,579	$23,050	$10,081	$12,969
Other non-current assets				275			245
Total intangible and other non-current assets, net				$12,854			$13,214

						Three Months Ended March 31,
Amortization expense						2018	2017
Total amortization expense						$390	$389

The estimated aggregate future amortization of intangible assets as of March 31, 2018 is identified below (in thousands):

Amortization
Remainder of 2018	$1,012
2019	1,286
2020	1,286
2021	1,286
2022	1,286
Thereafter	6,423
Total	$12,579

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Accrued compensation related expenses	$1,350	$5,412
Accounts payable	1,436	2,225
Litigation settlement accrual	390	390
Sales and marketing	350	324
Accrued interest	322	324
Depletion allowance	290	608
Production and farming	209	307
Contingent liability related to Seven Hills Winery	136	308
Acquisition of property and equipment	85	264
Other accrued expenses	378	161
Total accounts payable and accrued liabilities	$4,946	$10,323

9.	Debt
Details of the Company’s debt as of March 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

	March 31, 2018			December 31, 2017
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$640	$13,920	$14,560	$640	$14,080	$14,720	5.24%	October 1, 2040
2017 Term Loan	500	9,250	9,750	500	9,375	9,875	5.39%	July 1, 2037
Total debt	1,140	23,170	24,310	1,140	23,455	24,595
Unamortized loan fees	(15)	(146)	(161)	(15)	(150)	(165)
Total debt, net of unamortized loan fees	$1,125	$23,024	$24,149	$1,125	$23,305	$24,430
Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “2013 Revolving Credit Facility”) with American AgCredit, FLCA, as agent for the lenders identified in the 2013 Revolving Credit Facility, comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. In March 2018, Crimson and its subsidiaries entered into the second amendment to the 2013 Revolving Credit Facility with American AgCredit, FCLA (the “Second Amendment”). The Second Amendment modified certain provisions of the 2013 Revolving Credit Facility, including, among other things, extending the Revolving Loan and Term Revolving Loan termination dates to March 31, 2023, extending the Term Revolving Loan conversion date to March 31, 2023 and extending the Term Revolving Loan maturity date to March 31, 2033.

The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. All obligations of Crimson under the 2013 Revolving Credit Facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. The 2013 Revolving Credit Facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets. No amounts have been borrowed under the revolving credit facility to date.

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

The Company incurred debt issuance costs of approximately $0.1 million related to the 2015 Term Loan. These costs are recorded as a reduction from short-term or long-term debt based on the timeframe in which the fees will be expensed, and as such, amounts to be expensed within twelve months shall be classified against short-term debt. The costs are being amortized to interest expense using the effective interest method over the contractual term of the loan.

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2018, $14.6 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2018, $9.8 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

The Company was in compliance with all debt covenants as of March 31, 2018.

A summary of debt maturities as of March 31, 2018 is as follows (in thousands):

Principal due the remainder of 2018	$855
Principal due in 2019	1,140
Principal due in 2020	1,140
Principal due in 2021	1,140
Principal due in 2022	1,140
Principal due thereafter	18,895
Total	$24,310

10.	Stockholders’ Equity
In March 2018, the Board of Directors of the Company authorized a share repurchase program (the “2018 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2018 Repurchase Program, any repurchased shares are constructively retired. Through March 31, 2018, there were no shares repurchased under the plan. Through May 4, 2018, the Company has repurchased 12,979 shares at an original repurchase price of $0.1 million.

11.	Income Taxes
Consolidated income tax expense for the three months ended March 31, 2018 and 2017 was determined based upon the Company’s estimated consolidated annual effective income tax rates for the years ending December 31, 2018 and 2017 respectively.

The Company’s effective tax rates for the three months ended March 31, 2018 and 2017 were 28.8% and 38.4%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2018 was primarily attributable to state taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

The Company does not have any amounts in its condensed consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at March 31, 2018 and December 31, 2017.

12.	Business Segment Information

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three months ended March 31, 2018 and 2017, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$7,490	$9,021	$5,003	$5,095	$736	$733	$13,229	$14,849
Cost of sales	4,510	4,832	1,653	1,517	711	715	6,874	7,064
Gross profit	2,980	4,189	3,350	3,578	25	18	6,355	7,785
Operating expenses:
Sales and marketing	1,680	1,669	1,517	1,489	852	791	4,049	3,949
General and administrative	—	—	—	—	2,706	2,588	2,706	2,588
Total operating expenses	1,680	1,669	1,517	1,489	3,558	3,379	6,755	6,537
Net loss (gain) on disposal of property and equipment	—	—	—	—	11	(2)	11	(2)
Restructuring costs	—	—	—	—	432	—	432	—
Income (loss) from operations	$1,300	$2,520	$1,833	$2,089	$(3,976)	$(3,359)	$(843)	$1,250

13.	Commitments and Contingencies

Litigation

The Company and its subsidiaries may become parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not significant to the Company’s consolidated financial position or liquidity. Other than as described below, the Company does not believe that there is any other pending litigation that could have a significant adverse impact on its consolidated financial position, liquidity or results of operations.

On May 17, 2017, a former employee filed a class action complaint against one of the Company’s subsidiaries, Pine Ridge Vineyards, alleging various wage and labor violations. On February 5, 2018, the Company settled this class action complaint at mediation for $0.4 million, which was recorded in the consolidated financial statements for the year ended December 31, 2017. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The preliminary approval of the settlement by the court is scheduled for May 18, 2018, with final approval expected within the next three months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Company’s audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K as filed with the SEC (the “2017 Report”).

Quantities or results referred to as “current quarter” and “current three-month period” refer to the three months ended March 31, 2018.

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

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect our actual results include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors in the 2017 Report. Readers should carefully review the risk factors described in the 2017 Report and in other documents that the Company files from time to time with the SEC.

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
At March 31, 2018, wine inventory includes approximately 0.8 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in the 2017 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. We anticipate similar trends in the future.

Restructuring

During the first quarter of 2018, the Company committed to various restructuring activities including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations.

Restructuring charges of $0.4 million incurred in the first quarter of 2018 related to asset impairment charges associated with leasehold improvements under the terminated operating lease agreement. The fair value of these leasehold improvements were determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company expects to incur an additional $0.1 million in restructuring charges in the second quarter of 2018 for severance related costs, and it may incur additional charges in future periods should additional restructuring activities be rolled out. The Company will continue to assess the need for additional restructuring activities during 2018 and would expect the restructuring program to be completed by the end of the fourth quarter of 2018.

No payments under the restructuring program were made during the three months ended March 31, 2018 and no liabilities were recorded as of March 31, 2018.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Sales
໿

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Wholesale	$7,490	$9,021	$(1,531)	(17)%
Direct to Consumer	5,003	5,095	(92)	(2)%
Other	736	733	3	—%
Total net sales	$13,229	$14,849	$(1,620)	(11)%

Wholesale net sales decreased $1.5 million, or 17%, in the current quarter as compared to the same period in 2017. The decrease was primarily driven by domestic volume declines of 20% and increased price support, partially offset by export volume increases of 32%. The decline in domestic volume was driven by increased competition, continued slower wine category growth and the impact of distributor inventory reductions.

Direct to Consumer net sales decreased $0.1 million, or 2%, in the current quarter as compared to the same period in 2017. The decrease was primarily driven by a one time impact of reduced wine club customer conversions during the months following the fires and timing difference related to certain phone and e-commerce offers.

Other net sales include bulk wine, grape sales, event fees and retail sales and was flat in the current quarter as compared to the same period in 2017.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Wholesale	$2,980	$4,189	$(1,209)	(29)%
Wholesale gross margin percentage	40%	46%
Direct to Consumer	3,350	3,578	(228)	(6)%
Direct to Consumer gross margin percentage	67%	70%
Other	25	18	7	39%
Total gross profit	$6,355	$7,785	$(1,430)	(18)%
Total gross margin percentage	48%	52%

Wholesale gross profit decreased $1.2 million, or 29%, in the current quarter as compared to the same period in 2017. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased approximately 665 basis points in the current quarter driven by higher winegrowing costs mostly related to vintage variations, increased price support and expected lower margins on inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.

Direct to Consumer gross profit decreased by $0.2 million, or 6%, in the current quarter as compared to the same period in 2017. Gross margin percentage decreased 327 basis points in the current quarter as compared to the same period in 2017. The decline in margin was primarily driven by a shift in wine club product mix to vintages with higher winegrowing costs mostly related to vintage variations.

Other gross profit includes bulk wine, grape sales, event fees and non-wine retail sales and was flat in the current quarter as compared to the same period in 2017.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	Increase	% change
Sales and marketing	$4,049	$3,949	$100	3%
General and administrative	2,706	2,588	118	5%
Total operating expenses	$6,755	$6,537	$218	3%

Sales and marketing expenses increased $0.1 million, or 3%, in the current quarter as compared to the same period in 2017. The increase was primarily driven by increased compensation related expenses.

General and administrative expenses increased $0.1 million, or 5%, in the current quarter as compared to the same period in 2017. The increase was primarily driven by legal fees associated with the class action claim, which settled in mediation in February 2018, and increased professional fees.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Interest expense, net	$(338)	$(193)	$145	75%
Other (expense) income, net	(5)	158	(163)	(103)%
Total other expense	$(343)	$(35)	$308	880%

Interest expense, net increased by $0.1 million, or 75%, in the current quarter as compared to the same period in 2017.  The increase was primarily driven by the 2017 Term Loan entered into during the second quarter of 2017.

Other (expense) income, net decreased $0.2 million, or 103%, in the current quarter as compared to the same period in 2017. The decrease was primarily driven by a $0.2 million loss in the current quarter on apple consignment sales, which we began selling in the fourth quarter of 2017. During the current quarter, we reclassified a significant portion of our apple orchards and associated land to held for sale assets as we do not plan to continue harvesting and selling apples.

Income Tax Benefit

The Company’s effective tax rates for the three months ended March 31, 2018 and 2017 were 28.8% and 38.4%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2018 was primarily attributable to state taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash and cash equivalents, investments in available for sale securities, funds generated from operations and bank borrowings. The Company’s primary cash needs are to fund working capital requirements and capital expenditures.

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “2013 Revolving Credit Facility”) with American AgCredit, FLCA, as agent for the lenders identified in the 2013 Revolving Credit Facility, comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. In March 2018, Crimson and its subsidiaries entered into the second amendment to the 2013 Revolving Credit Facility with American AgCredit, FCLA (the “Second Amendment”). The Second Amendment modified certain provisions of the 2013 Revolving Credit Facility, including, among other things, extending the Revolving Loan and Term Revolving Loan termination dates to March 31, 2023, extending the Term Revolving Loan conversion date to March 31, 2023 and extending the Term Revolving Loan maturity date to March 31, 2033.

 The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. All obligations of Crimson under the 2013 Revolving Credit Facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. The 2013 Revolving Credit Facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets. No amounts have been borrowed under the revolving credit facility to date.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2018, $14.6 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2018, $9.8 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2018 and 2017 (in thousands):

Cash (used in) provided by:	2018	2017
Operating activities	$(3,457)	$(1,845)
Investing activities	1,225	1,715
Financing activities	(462)	(517)

Cash used in operating activities

Net cash used in operating activities was $3.5 million for the three months ended March 31, 2018, consisting primarily of $0.8 million of net loss adjusted for non-cash items such as $2.3 million of depreciation and amortization and $0.4 million of restructuring charges, partially offset by $5.3 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals, partially offset by a decrease in inventory. The decrease in accounts payable and expense accruals was primarily due to grower payments made in the current quarter for the 2017 harvest.

Net cash used in operating activities was $1.8 million for the three months ended March 31, 2017, consisting primarily of $0.7 million of net income adjusted for non-cash items such as $2.1 million of depreciation and amortization, partially offset by $4.7 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals, partially offset by a decrease in inventory and other current assets. The decrease in accounts payable and expense accruals was primarily due to grower payments made in the three months ended March 31, 2017 for the 2016 harvest.

Cash provided by investing activities

Net cash provided by investing activities was $1.2 million for the three months ended March 31, 2018, consisting primarily of net redemptions of available for sale investments of $2.5 million, partially offset by capital expenditures of $1.3 million.

Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2017, consisting primarily of net redemptions of available for sale investments of $4.8 million, partially offset by capital expenditures of $3.0 million. Capital expenditures of $3.0 million included $1.9 million of costs related to the buildout of the Washington Winemaking Facility.

Cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2018 was $0.5 million which reflects principal payments on our term loans of $0.3 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

Net cash used in financing activities for the three months ended March 31, 2017 was $0.5 million, which reflects contingent consideration payments of $0.4 million associated with the Seven Hills Winery acquisition and principal payments on our term loan of $0.2 million.

Share Repurchases

In March 2018, the Board of Directors of the Company authorized a share repurchase program (the “2018 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2018 Repurchase Program, any repurchased shares are constructively retired. Through March 31, 2018, there were no shares repurchased under the plan. Through May 4, 2018, the Company has repurchased 12,979 shares at an original repurchase price of $0.1 million.

Commitments & Contingencies

There have been no significant changes to our contractual obligations table as disclosed in the 2017 Report.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

Except as disclosed in Note 1 and Note 2 of this Form 10-Q, there have been no material changes to the critical accounting policies and estimates previously disclosed in the 2017 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and two term loans. The revolving credit facility had no outstanding balance as of March 31, 2018, and bears interest at floating rates on borrowings.  The term loans had $24.3 million outstanding at March 31, 2018 and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Beginning January 1, 2018, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition to facilitate adoption on that date. We do not expect significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, Crimson may be involved in legal proceedings in the ordinary course of its business. Other than as described below, Crimson is not currently involved in any legal or administrative proceedings individually or together that it believes are likely to have a significant adverse effect on its business, results of operations or financial condition.

On May 17, 2017, a former employee filed a class action complaint against one of the Company’s subsidiaries, Pine Ridge Vineyards, alleging various wage and hour violations. On February 5, 2018, the Company settled this class action complaint at mediation for $0.4 million, which was recorded in the consolidated financial statements for the year ended December 31, 2017. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The preliminary approval of the settlement by the court is scheduled for May 18, 2018, with final approval expected within the next three months.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Report, which could materially affect our business, results of operations or financial condition. The risks described in our 2017 Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

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
10.1
10.1 Second Amendment to Credit Agreement, dated March 21, 2018 by and among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8–K filed on March 27, 2018).

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
101
Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	May 9, 2018	By:	/s/ Shannon McLaren
Shannon McLaren
Chief Financial Officer