Form 10-Q
period 2018-06-30
Crimson Wine Group, Ltd
filed 2018-08-08
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

On August 3, 2018 there were 23,872,478 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10,713	$9,792
Available for sale debt securities	16,182	19,956
Accounts receivable, net	6,091	3,981
Inventory	73,530	75,458
Other current assets	1,384	1,328
Assets held for sale	638	—
Total current assets	108,538	110,515
Property and equipment, net	126,555	129,018
Goodwill	1,262	1,262
Intangible and other non-current assets, net	12,512	13,214
Total non-current assets	140,329	143,494
Total assets	$248,867	$254,009
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$5,940	$10,323
Customer deposits	683	593
Current portion of long-term debt, net of unamortized loan fees	1,125	1,125
Total current liabilities	7,748	12,041
Long-term debt, net of current portion and unamortized loan fees	22,743	23,305
Deferred rent, non-current	43	63
Deferred tax liability	4,874	4,881
Total non-current liabilities	27,660	28,249
Total liabilities	35,408	40,290
Commitments and Contingencies (Note 13)
Equity
Common shares, par value $0.01 per share, 150,000,000 shares authorized; 23,936,008 and 23,997,385 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	239	240
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive loss	(41)	(23)
Accumulated deficit	(64,259)	(64,018)
Total equity	213,459	213,719
Total liabilities and equity	$248,867	$254,009

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$17,282	$15,007	$30,511	$29,856
Cost of sales	8,664	7,064	15,538	14,128
Gross profit	8,618	7,943	14,973	15,728
Operating expenses:
Sales and marketing	4,002	3,903	8,051	7,852
General and administrative	2,623	2,637	5,329	5,225
Total operating expenses	6,625	6,540	13,380	13,077
Net loss (gain) on disposal of property and equipment	94	1	105	(1)
Restructuring charges	160	—	592	—
Income from operations	1,739	1,402	896	2,652
Other income (expense):
Interest expense, net	(172)	(47)	(510)	(240)
Other income, net	82	118	77	276
Total other (expense) income, net	(90)	71	(433)	36
Income before income taxes	1,649	1,473	463	2,688
Income tax provision	478	575	137	1,041
Net income	$1,171	$898	$326	$1,647
Basic and fully diluted weighted-average shares outstanding	23,972	23,997	23,985	23,997
Basic and fully diluted earnings per share	$0.05	$0.04	$0.01	$0.07

See accompanying notes to unaudited interim condensed consolidated financial statements.

໿CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,171	$898	$326	$1,647
Other comprehensive loss:
Net unrealized holding losses on investments arising during the period, net of tax	—	(7)	(18)	(16)
Comprehensive income	$1,171	$891	$308	$1,631

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Net cash flows from operating activities:
Net income	$326	$1,647
Adjustments to reconcile net income to net cash operations:
Depreciation and amortization of property and equipment	3,749	3,473
Amortization of intangible assets	756	779
Amortization of loan fees	8	3
Loss on change in fair value of contingent consideration	6	18
Loss on write-down of inventory	131	60
Net loss (gain) on disposal of property and equipment	105	(1)
Restructuring charges	592	—
Impairment charges	24	—
Deferred rent	(16)	(12)
Net change in operating assets and liabilities:
Accounts receivable	(2,110)	176
Inventory	1,797	(292)
Other current assets	(56)	893
Other non-current assets	(13)	(5)
Accounts payable and accrued liabilities	(4,263)	(4,977)
Customer deposits	90	166
Net cash provided by operating activities	1,126	1,928
Net cash flows from investing activities:
Purchase of available for sale debt securities	(4,000)	(2,750)
Redemptions of available for sale debt securities	7,750	6,500
Acquisition of property and equipment	(2,666)	(6,737)
Proceeds from disposal of property and equipment	31	22
Net cash provided by (used in) investing activities	1,115	(2,965)
Net cash flows from financing activities:
Proceeds from issuance of long-term debt	—	10,000
Principal payments on long-term debt	(570)	(480)
Repurchase of common stock	(568)	—
Payment of contingent consideration	(141)	(357)
Payment of loan fees	(41)	(66)
Net cash (used in) provided by financing activities	(1,320)	9,097
Net increase in cash and cash equivalents	921	8,060
Cash and cash equivalents - beginning of period	9,792	4,795
Cash and cash equivalents - end of period	$10,713	$12,855
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$690	$578
Income taxes	$—	$—
Non-cash investing activity:
Net unrealized holding losses on investments, net of tax	$(18)	$(16)
Acquisition of property and equipment accrued but not yet paid	$114	$985

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Background and Basis of Presentation

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

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements and in Note 2 “Revenue,” there were no changes to the Company’s significant accounting policies during the six months ended June 30, 2018. See Note 3 to the 2017 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

Subsequent to the filing of the 2017 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides an update of accounting pronouncements applicable to Crimson that are not yet adopted as of June 30, 2018 and a description of accounting pronouncements that were adopted during the six months ended June 30, 2018:

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

Refer to Note 12 “Business Segment Information,” for revenue by sales channel amounts for the three and six months ended June 30, 2018 and 2017.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as Customer deposits on its condensed consolidated balance sheets, and represents a contract liability.

The following table reflects changes in the contract liability balance during the six months ended June 30, 2018 and 2017 (in thousands):

	June 30, 2018	June 30, 2017
Outstanding at beginning of period (December 31)	$593	$367
Increase (decrease) attributed to:
Upfront payments	24,092	23,739
Revenue recognized	(24,002)	(23,573)
Outstanding at end of period	$683	$533

Revenue recognized during the six months ended June 30, 2018 and 2017, which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance to bad debt as they are deemed uncollectible based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s account receivable balance is net of an allowance for doubtful accounts of $0.1 million at June 30, 2018 and December 31, 2017.

3.	Restructuring

During the first quarter of 2018, the Company committed to various restructuring activities including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations.

Restructuring charges of $0.6 million incurred in the first half of 2018 consisted of $0.4 million of asset impairment charges associated with leasehold improvements under the terminated operating lease agreement, $0.1 million severance related costs, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements were determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company expects to incur an additional $0.1 million in other restructuring charges in the third quarter of 2018, and it may incur additional charges in future periods should additional restructuring activities be rolled out. The Company will continue to assess the need for additional restructuring activities during 2018 and expects the restructuring program to be completed by the end of the fourth quarter of 2018.

A roll forward of the liability recognized related to restructuring activities as of June 30, 2018 is as follows (in thousands):

	Balance at December 31, 2017	Additions	Payments	Balance at June 30, 2018
Severance related costs	$—	$112	$(47)	$65

4.	Inventory

A summary of inventory at June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$38,770	$40,778
In-process goods	33,782	34,080
Packaging and bottling supplies	978	600
Total inventory	$73,530	$75,458

5.	Property and Equipment

A summary of property and equipment at June 30, 2018 and December 31, 2017 and depreciation and amortization expense for the six months ended June 30, 2018 and 2017, is as follows (in thousands):
໿

	Depreciable Lives
	(in years)	June 30, 2018	December 31, 2017
Land and improvements	N/A	$46,164	$46,566
Buildings and improvements	20-40	59,300	58,946
Winery and vineyard equipment	3-25	38,062	38,631
Vineyards, orchards and improvements	7-25	36,530	37,090
Caves	20-40	5,639	5,639
Vineyards under development	N/A	2,814	3,353
Construction in progress	N/A	3,471	1,814
Total		191,980	192,039
Accumulated depreciation and amortization		(65,425)	(63,021)
Total property and equipment, net		$126,555	$129,018

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Capitalized into inventory	$1,468	$1,360	$2,932	$2,718
Expensed to general and administrative	407	381	817	755
Total depreciation and amortization	$1,875	$1,741	$3,749	$3,473

During 2018, the Company began actively marketing 36 acres of apple orchards for sale as it does not intend to replant these orchards with vineyards. As of June 30, 2018, the Company had $0.6 million of assets held for sale classified as current assets on the condensed consolidated balance sheets that represent the net book value of these apple orchards. During the six months ended June 30, 2018, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the apple orchards to fair value less cost to sell. This impairment charge was recorded to other (expense) income, net in the condensed consolidated income statements. The Company expects to complete the sale of the apple orchards within the next twelve months.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within two years or less.

The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

June 30, 2018	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$16,250	$16,250	$—	$(68)	$—	$16,182	$16,182
December 31, 2017
U.S. Treasury Note	$6,000	$6,000	$—	$(1)	$5,999	$—	$5,999
Certificates of Deposit	14,000	14,000	2	(45)	—	13,957	13,957
Total	$20,000	$20,000	$2	$(46)	$5,999	$13,957	$19,956

Gross unrealized losses on available-for-sale securities were $0.1 million as of June 30, 2018, and the Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of June 30, 2018 and December 31, 2017, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term liabilities, the carrying amounts of such financial instruments approximate their fair values. As of June 30, 2018, the Company has estimated the fair value of its outstanding debt to be approximately $21.5 million compared to its carrying value of $24.0 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at June 30, 2018 and December 31, 2017, and amortization expense for the six months ended June 30, 2018 and 2017, is as follows (in thousands):

		June 30, 2018			December 31, 2017
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$7,373	$10,627	$18,000	$6,841	$11,159
Distributor relationships	10 - 14	2,700	1,340	1,360	2,700	1,242	1,458
Customer relationships	7	1,900	1,900	—	1,900	1,787	113
Legacy permits	14	250	126	124	250	118	132
Trademark	20	200	98	102	200	93	107
Total		$23,050	$10,837	$12,213	$23,050	$10,081	$12,969
Other non-current assets				299			245
Total intangible and other non-current assets, net				$12,512			$13,214

				Three Months Ended June 30,		Six Months Ended June 30,
Amortization expense				2018	2017	2018	2017
Total amortization expense				$366	$390	$756	$779

The estimated aggregate future amortization of intangible assets as of June 30, 2018 is identified below (in thousands):

Amortization
Remainder of 2018	$646
2019	1,286
2020	1,286
2021	1,286
2022	1,286
Thereafter	6,423
Total	$12,213

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation related expenses	$2,156	$5,412
Accounts payable	1,185	2,225
Sales and marketing	507	324
Production and farming	403	307
Litigation settlement accrual	390	390
Accrued interest	317	324
Depletion allowance	195	608
Contingent liability related to Seven Hills Winery	140	308
Acquisition of property and equipment	114	264
Other accrued expenses	533	161
Total accounts payable and accrued liabilities	$5,940	$10,323

9.	Debt
Details of the Company’s debt as of June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	June 30, 2018			December 31, 2017
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$640	$13,760	$14,400	$640	$14,080	$14,720	5.24%	October 1, 2040
2017 Term Loan	500	9,125	9,625	500	9,375	9,875	5.39%	July 1, 2037
Total debt	1,140	22,885	24,025	1,140	23,455	24,595
Unamortized loan fees	(15)	(142)	(157)	(15)	(150)	(165)
Total debt, net of unamortized loan fees	$1,125	$22,743	$23,868	$1,125	$23,305	$24,430
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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2018, $14.4 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2018, $9.6 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

The Company was in compliance with all debt covenants as of June 30, 2018.

A summary of debt maturities as of June 30, 2018 is as follows (in thousands):

Principal due the remainder of 2018	$570
Principal due in 2019	1,140
Principal due in 2020	1,140
Principal due in 2021	1,140
Principal due in 2022	1,140
Principal due thereafter	18,895
Total	$24,025

10.	Stockholders’ Equity
In March 2018, the Board of Directors of the Company authorized a share repurchase program (the “2018 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2018 Repurchase Program, any repurchased shares are constructively retired. During the six months ended June 30, 2018, the Company repurchased 61,377 shares at an original repurchase price of $0.6 million under the 2018 Repurchase Program. Through August 3, 2018, the Company had repurchased 124,907 shares under the 2018 Repurchase Program at an original repurchase price of $1.2 million.

11.	Income Taxes
Consolidated income tax expense for the three and six months ended June 30, 2018 and 2017 were determined based upon the Company’s estimated consolidated annual effective income tax rates for the years ending December 31, 2018 and 2017 respectively.

The Company’s effective tax rates for the three months ended June 30, 2018 and 2017 were 29.0% and 39.0%, respectively. The Company’s effective tax rates for the six months ended June 30, 2018 and 2017 were 29.6% and 38.7%. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2018 was primarily attributable to state taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

The Company does not have any amounts in its condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions at June 30, 2018 and December 31, 2017.

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$9,956	$7,807	$6,127	$6,036	$1,199	$1,164	$17,282	$15,007
Cost of sales	5,469	4,332	1,999	1,912	1,196	820	8,664	7,064
Gross profit	4,487	3,475	4,128	4,124	3	344	8,618	7,943
Operating expenses:
Sales and marketing	1,485	1,441	1,609	1,709	908	753	4,002	3,903
General and administrative	—	—	—	—	2,623	2,637	2,623	2,637
Total operating expenses	1,485	1,441	1,609	1,709	3,531	3,390	6,625	6,540
Net loss on disposal of property and equipment	—	—	—	—	94	1	94	1
Restructuring costs	—	—	—	—	160	—	160	—
Income (loss) from operations	$3,002	$2,034	$2,519	$2,415	$(3,782)	$(3,047)	$1,739	$1,402

	Six Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$17,446	$16,828	$11,130	$11,131	$1,935	$1,897	$30,511	$29,856
Cost of sales	9,979	9,164	3,652	3,429	1,907	1,535	15,538	14,128
Gross profit	7,467	7,664	7,478	7,702	28	362	14,973	15,728
Operating expenses:
Sales and marketing	3,165	3,110	3,126	3,198	1,760	1,544	8,051	7,852
General and administrative	—	—	—	—	5,329	5,225	5,329	5,225
Total operating expenses	3,165	3,110	3,126	3,198	7,089	6,769	13,380	13,077
Net loss (gain) on disposal of property and equipment	—	—	—	—	105	(1)	105	(1)
Restructuring costs	—	—	—	—	592	—	592	—
Income (loss) from operations	$4,302	$4,554	$4,352	$4,504	$(7,758)	$(6,406)	$896	$2,652

13.	Commitments and Contingencies

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

On May 17, 2017, a former employee filed a class action complaint in the Superior Court of California, County of Napa against one of the Company’s subsidiaries, Pine Ridge Vineyards, alleging various wage and labor violations. On February 5, 2018, the Company settled this class action complaint at mediation for $0.4 million, which was recorded in the consolidated financial statements for the year ended December 31, 2017. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The court granted preliminary approval of the settlement on May 23, 2018. Class notice has been sent to the class members, and the final approval hearing is scheduled for October 5, 2018.

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

Quantities or results referred to as “current quarter” and “current six-month period” refer to the three and six months ended June 30, 2018.

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
At June 30, 2018, wine inventory includes approximately 0.7 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Restructuring charges of $0.6 million incurred in the first half of 2018 consisted of $0.4 million of asset impairment charges associated with leasehold improvements under the terminated operating lease agreement, $0.1 million severance related costs, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements were determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company expects to incur an additional $0.1 million in other restructuring charges in the third quarter of 2018, and it may incur additional charges in future periods should additional restructuring activities be rolled out. The Company will continue to assess the need for additional restructuring activities during 2018 and expects the restructuring program to be completed by the end of the fourth quarter of 2018.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Sales
໿

	Three Months Ended June 30,
(in thousands, except percentages)	2018	2017	Increase	% change
Wholesale	$9,956	$7,807	$2,149	28%
Direct to Consumer	6,127	6,036	91	2%
Other	1,199	1,164	35	3%
Total net sales	$17,282	$15,007	$2,275	15%

Wholesale net sales increased $2.1 million, or 28%, in the current quarter as compared to the same period in 2017. The increase was primarily driven by domestic volume increases of 19% and export volume increases of 48% related to successful sales campaigns and timing of shipments.

Direct to Consumer net sales increased $0.1 million, or 2%, in the current quarter as compared to the same period in 2017. The increase was primarily driven by an increase in wine club net sales.

Other net sales include bulk wine, grape sales, event fees and retail sales and remained relatively flat in the current quarter as compared to the same period in 2017.

Gross Profit

	Three Months Ended June 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Wholesale	$4,487	$3,475	$1,012	29%
Wholesale gross margin percentage	45%	45%
Direct to Consumer	4,128	4,124	4	—%
Direct to Consumer gross margin percentage	67%	68%
Other	3	344	(341)	(99)%
Total gross profit	$8,618	$7,943	$675	8%
Total gross margin percentage	50%	53%

Wholesale gross profit increased $1.0 million, or 29%, in the current quarter as compared to the same period in 2017 primarily driven by higher sales volume. Gross margin percentage, which is defined as gross profit as a percentage of net sales, remained relatively flat.

Direct to Consumer gross margin percentage decreased 95 basis points in the current quarter driven primarily by a shift in product mix to vintages with higher winegrowing costs.

Other gross profit includes bulk wine, grape sales, event fees and non-wine retail sales and decreased $0.3 million, or 99%, in the current quarter as compared to the same period in 2017. The decrease in gross profit is primarily driven by higher average costs related to bulk wine sales compared to the same period in 2017.

Operating Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Sales and marketing	$4,002	$3,903	$99	3%
General and administrative	2,623	2,637	(14)	(1)%
Total operating expenses	$6,625	$6,540	$85	1%

Sales and marketing expenses increased $0.1 million, or 3%, in the current quarter as compared to the same period in 2017. The increase was primarily driven by increased consulting and marketing costs related to planned strategic marketing initiatives.

General and administrative expenses remained relatively flat in the current quarter as compared to the same period in 2017.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Interest expense, net	$(172)	$(47)	$125	266%
Other income, net	82	118	(36)	(31)%
Total other (expense) income	$(90)	$71	$161	227%

Interest expense, net increased $0.1 million, or 266%, in the current quarter as compared to the same period in 2017.  The increase was primarily driven by interest incurred on the 2017 Term Loan entered into during the second quarter of 2017, partially offset by lower capitalized interest related to the buildout of the Washington Winemaking Facility and a higher patronage dividend received in the current quarter.

Other income decreased in the current quarter as compared to the same period in 2017. The decrease was primarily driven by a loss on apple consignment sales, which we began selling in the fourth quarter of 2017.

Income Tax Provision

The Company’s effective tax rates for the three months ended June 30, 2018 and 2017 were 29.0% and 39.0%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended June 30, 2018 was primarily attributable to state taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Sales
໿

	Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Wholesale	$17,446	$16,828	$618	4%
Direct to Consumer	11,130	11,131	(1)	—%
Other	1,935	1,897	38	2%
Total net sales	$30,511	$29,856	$655	2%

Wholesale net sales increased $0.6 million, or 4%, in the current six-month period as compared to the same period in 2017. The increase was primarily driven by export volume increases of 47% and price increases, partially offset by increased price support. The increase in export volume was primarily driven by successful sales campaigns.

Direct to Consumer net sales remained relatively flat in the current six-month period as compared to the same period in 2017.

Other net sales include bulk wine and grape sales, event fees and retail sales and increased slightly in the current six-month period as compared to the same period in 2017. The increase was primarily driven by higher bulk wine prices per gallon in the current six-month period.

Gross Profit

	Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	Decrease	% change
Wholesale	$7,467	$7,664	$(197)	(3)%
Wholesale gross margin percentage	43%	46%
Direct to Consumer	7,478	7,702	(224)	(3)%
Direct to Consumer gross margin percentage	67%	69%
Other	28	362	(334)	(92)%
Total gross profit	$14,973	$15,728	$(755)	(5)%
Total gross margin percentage	49%	53%

Wholesale gross profit decreased $0.2 million, or 3%, in the current six-month period as compared to the same period in 2017. Gross margin percentage decreased approximately 274 basis points in the current six-month period driven primarily by a shift in product mix to vintages with higher winegrowing costs, increased price support and expected lower margins on inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.

Direct to Consumer gross profit decreased $0.2 million, or 3%, in the current six-month period as compared to the same period in 2017. Gross margin percentage decreased approximately 201 basis points in the current six-month period, which was driven primarily by a shift in product mix to vintages with higher winegrowing costs.

Other gross profit includes bulk wine and grape sales, event fees and non-wine retail sales which reflected an overall decrease of $0.3 million, or 92%, in the current six-month period as compared to the same period in 2017. The overall decrease was primarily driven by decreased margins on bulk wine sales.

Operating Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	Increase	% change
Sales and marketing	$8,051	$7,852	$199	3%
General and administrative	5,329	5,225	104	2%
Total operating expenses	$13,380	$13,077	$303	2%

Sales and marketing expenses increased $0.2 million, or 3%, the current six-month period as compared to the same period in 2017. The increase was primarily driven by increased consulting and marketing costs related to planned strategic marketing initiatives and increased travel related costs.

General and administrative expenses increased $0.1 million, or 2%, in the current six-month period as compared to the same period in 2017. The increase was primarily driven by increased legal and professional fees.

Other Income (Expense)

	Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Interest expense, net	$(510)	$(240)	$270	113%
Other income, net	77	276	(199)	(72)%
Total other (expense) income	$(433)	$36	$469	1,303%

Interest expense increased $0.3 million, or 113%, in the current six-month period as compared to the same period in 2017. The increase was primarily driven by interest incurred on the 2017 Term Loan entered into during the second quarter of 2017, partially offset by lower capitalized interest related to the buildout of the Washington Winemaking Facility and a higher patronage dividend received in the current period.

Other income decreased $0.2 million, or 72%, in the current six-month period as compared to the same period in 2017.  The decrease was primarily driven by a $0.2 million loss in the current six-month period on apple consignment sales, which we began selling in the fourth quarter of 2017. During the current six-month period, we reclassified a significant portion of our apple orchards and associated land to held for sale assets as we do not plan to continue harvesting and selling apples.

Income Tax Provision

The Company’s effective tax rates for the six months ended June 30, 2018 and 2017 were 29.6% and 38.7%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate in the first half of 2018 and in the same period in 2017 was primarily attributable to state taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2018, $14.4 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2018, $9.6 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2018 and 2017 (in thousands):

Cash provided by (used in):	2018	2017
Operating activities	$1,126	$1,928
Investing activities	1,115	(2,965)
Financing activities	(1,320)	9,097

Cash provided by operating activities

Net cash provided by operating activities was $1.1 million for the six months ended June 30, 2018, consisting primarily of $0.3 million of net income adjusted for non-cash items such as $4.5 million of depreciation and amortization and $0.6 million of restructuring charges, partially offset by $4.6 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals, partially offset by a decrease in inventory. The decrease in accounts payable and expense accruals was primarily due to grower payments made in the current period for the 2017 harvest.

Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2017, consisting primarily of $1.6 million of net income adjusted for non-cash items such as $4.3 million of depreciation and amortization, partially offset by $4.0 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and an increase in inventory, partially offset by a decrease in other current assets. The decrease in accounts payable and accrued liabilities was primarily due to grower payments made for the 2016 harvest.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $1.1 million for the six months ended June 30, 2018, consisting primarily of net redemptions of available for sale investments of $3.8 million, partially offset by capital expenditures of $2.7 million.

Net cash used in investing activities was $3.0 million for the six months ended June 30, 2017, consisting primarily of capital expenditures of $6.7 million, partially offset by net redemptions of available for sale investments of $3.8 million. Capital expenditures of $6.7 million include $4.5 million of costs related to the buildout of the Washington Winemaking Facility and other planned purchases associated with business activities.

Cash (used in) provided by financing activities

Net cash used in financing activities for the six months ended June 30, 2018 was $1.3 million, which reflects the repurchase of shares of our common stock at a repurchase price of $0.6 million, principal payments on our term loans of $0.6 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

Net cash provided by financing activities for the six months ended June 30, 2017 was $9.1 million, which reflects proceeds of $10.0 million from the issuance of the 2017 Term Loan, partially offset by principal payments on our 2015 Term Loan of $0.5 million and contingent consideration payments of $0.4 million associated with the Seven Hills Winery acquisition.

Share Repurchases

In March 2018, the Board of Directors of the Company authorized a share repurchase program (the “2018 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2018 Repurchase Program, any repurchased shares are constructively retired. Through June 30, 2018, there were 61,377 shares at an original repurchase price of $0.6 million repurchased under the plan. Through August 3, 2018, the Company has repurchased 124,907 shares at an original repurchase price of $1.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and two term loans. The revolving credit facility had no outstanding balance as of June 30, 2018, and bears interest at floating rates on borrowings.  The term loans had $24.0 million outstanding at June 30, 2018 and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 17, 2017, a former employee filed a class action complaint in the Superior Court of California, County of Napa against one of the Company’s subsidiaries, Pine Ridge Vineyards, alleging various wage and labor violations. On February 5, 2018, the Company settled this class action complaint at mediation for $0.4 million, which was recorded in the consolidated financial statements for the year ended December 31, 2017. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The court granted preliminary approval of the settlement on May 23, 2018. Class notice has been sent to the class members and the final approval hearing is scheduled for October 5, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program, on a trade date basis, for the three months ended June 30, 2018 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan (millions)
April 1-30, 2018	10,690	$9.22	10,690	$1.9
May 1-31, 2018	25,467	9.21	36,157	1.7
June 1-30, 2018	25,220	9.29	61,377	1.4
Total	61,377

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
10.1*
10.1 Second Amendment to Credit Agreement, dated March 21, 2018 by and among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8–K filed on March 27, 2018).

10.2**	Offer Letter and Termination Agreement between Crimson Wine Group, Ltd. and Karen L. Diepholz, dated May 31, 2018 (filed herewith).
31.1**	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

* Incorporated by reference
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	August 8, 2018	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer