Form 10-Q
period 2018-09-30
Crimson Wine Group, Ltd
filed 2018-11-08
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

On November 2, 2018 there were 23,780,008 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$13,135	$9,792
Available for sale debt securities	14,706	19,956
Accounts receivable, net	7,313	3,981
Inventory	77,705	75,458
Other current assets	1,530	1,328
Assets held for sale	638	—
Total current assets	115,027	110,515
Property and equipment, net	126,848	129,018
Goodwill	1,262	1,262
Intangible and other non-current assets, net	12,186	13,214
Total non-current assets	140,296	143,494
Total assets	$255,323	$254,009
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$12,602	$10,323
Customer deposits	1,415	593
Current portion of long-term debt, net of unamortized loan fees	1,125	1,125
Total current liabilities	15,142	12,041
Long-term debt, net of current portion and unamortized loan fees	22,462	23,305
Deferred rent, non-current	33	63
Deferred tax liability	4,881	4,881
Total non-current liabilities	27,376	28,249
Total liabilities	42,518	40,290
Commitments and Contingencies (Note 13)
Equity
Common shares, par value $0.01 per share, 150,000,000 shares authorized; 23,780,008 and 23,997,385 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	238	240
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive loss	(24)	(23)
Accumulated deficit	(64,929)	(64,018)
Total equity	212,805	213,719
Total liabilities and equity	$255,323	$254,009

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$16,820	$13,505	$47,331	$43,361
Cost of sales	9,080	7,049	24,618	21,177
Gross profit	7,740	6,456	22,713	22,184
Operating expenses:
Sales and marketing	4,205	3,808	12,256	11,660
General and administrative	2,752	2,604	8,081	7,829
Total operating expenses	6,957	6,412	20,337	19,489
Net (gain) loss on disposal of property and equipment	(11)	196	94	195
Restructuring charges	70	—	662	—
Income (loss) from operations	724	(152)	1,620	2,500
Other income (expense):
Interest expense, net	(333)	(276)	(843)	(516)
Other income, net	636	169	713	445
Total other income (expense), net	303	(107)	(130)	(71)
Income (loss) before income taxes	1,027	(259)	1,490	2,429
Income tax provision (benefit)	261	(53)	398	988
Net income (loss)	$766	$(206)	$1,092	$1,441
Basic and fully diluted weighted-average shares outstanding	23,851	23,997	23,940	23,997
Basic and fully diluted earnings (loss) per share	$0.03	$(0.01)	$0.05	$0.06

See accompanying notes to unaudited interim condensed consolidated financial statements.

໿CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$766	$(206)	$1,092	$1,441
Other comprehensive loss:
Net unrealized holding gains (loss) on investments arising during the period, net of tax	17	(1)	(1)	(17)
Comprehensive income (loss)	$783	$(207)	$1,091	$1,424

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Net cash flows from operating activities:
Net income	$1,092	$1,441
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	5,652	5,238
Amortization of intangible assets	1,077	1,169
Amortization of loan fees	12	7
Loss on change in fair value of contingent consideration	9	25
Loss on write-down of inventory	131	83
Net loss on disposal of property and equipment	94	195
Restructuring charges	662	—
Impairment charges	24	—
Deferred rent	(30)	(24)
Provision for deferred income taxes	—	32
Net change in operating assets and liabilities:
Accounts receivable	(3,332)	358
Inventory	(2,378)	(8,497)
Other current assets	(202)	410
Other non-current assets	(8)	—
Accounts payable and accrued liabilities	2,047	2,180
Customer deposits	822	1,363
Net cash provided by operating activities	5,672	3,980
Net cash flows from investing activities:
Purchase of available for sale debt securities	(6,500)	(5,750)
Redemptions of available for sale debt securities	11,750	7,750
Acquisition of property and equipment	(4,588)	(11,983)
Proceeds from disposal of property and equipment	51	34
Net cash provided by (used in) investing activities	713	(9,949)
Net cash flows from financing activities:
Proceeds from issuance of long-term debt	—	10,000
Principal payments on long-term debt	(855)	(480)
Repurchase of common stock	(2,004)	—
Payment of contingent consideration	(141)	(357)
Payment of loan fees	(42)	(98)
Net cash (used in) provided by financing activities	(3,042)	9,065
Net increase in cash and cash equivalents	3,343	3,096
Cash and cash equivalents - beginning of period	9,792	4,795
Cash and cash equivalents - end of period	$13,135	$7,891
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,000	$494
Income taxes	$—	$—
Non-cash investing activity:
Net unrealized holding losses on investments, net of tax	$(1)	$(17)
Acquisition of property and equipment accrued but not yet paid	$133	$657

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Background and Basis of Presentation

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

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements and in Note 2 “Revenue,” there were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2018. See Note 3 to the 2017 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

Subsequent to the filing of the 2017 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides an update of accounting pronouncements applicable to Crimson that are not yet adopted as of September 30, 2018 and a description of accounting pronouncements that were adopted during the nine months ended September 30, 2018:

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

Refer to Note 12 “Business Segment Information,” for revenue by sales channel amounts for the three and nine months ended September 30, 2018 and 2017.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its condensed consolidated balance sheets, and represents a contract liability.

The following table reflects changes in the contract liability balance during the nine months ended September 30, 2018 and 2017 (in thousands):

	September 30, 2018	September 30, 2017
Outstanding at beginning of period (December 31)	$593	$367
Increase (decrease) attributed to:
Upfront payments	38,728	36,138
Revenue recognized	(37,906)	(34,775)
Outstanding at end of period	$1,415	$1,730

Revenue recognized during the nine months ended September 30, 2018 and 2017, which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance to bad debt as they are deemed uncollectable based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s account receivable balance is net of an allowance for doubtful accounts of $0.1 million at September 30, 2018 and December 31, 2017.

3.	Restructuring

During the first quarter of 2018, the Company committed to various restructuring activities including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations.

Restructuring charges of $0.7 million incurred in the nine months ended September 30, 2018 consisted of $0.4 million of asset impairment charges associated with leasehold improvements under the terminated operating lease agreement, $0.2 million employee related costs, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements were determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company expects to incur an additional $0.7 million in other restructuring charges in the fourth quarter of 2018, and it may incur additional charges in future periods should additional restructuring activities be rolled out. The Company will continue to assess the need for additional restructuring activities during 2018 and expects the restructuring program to be completed by the end of the fourth quarter of 2018.

A roll forward of the liability recognized related to restructuring activities as of September 30, 2018 is as follows (in thousands):

	Balance at December 31, 2017	Additions	Payments	Balance at September 30, 2018
Employee related restructuring activity	$—	$183	$(101)	$82

4.	Inventory

A summary of inventory at September 30, 2018 and December 31, 2017 is as follows (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$42,170	$40,778
In-process goods	34,992	34,080
Packaging and bottling supplies	543	600
Total inventory	$77,705	$75,458

5.	Property and Equipment

A summary of property and equipment at September 30, 2018 and December 31, 2017 and depreciation and amortization expense for the three and nine months ended September 30, 2018 and 2017, is as follows (in thousands):
໿

	Depreciable Lives
	(in years)	September 30, 2018	December 31, 2017
Land and improvements	N/A	$46,164	$46,566
Buildings and improvements	20-40	59,487	58,946
Winery and vineyard equipment	3-25	38,477	38,631
Vineyards, orchards and improvements	7-25	36,530	37,090
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,762	3,353
Construction in progress	N/A	3,646	1,814
Total		193,705	192,039
Accumulated depreciation and amortization		(66,857)	(63,021)
Total property and equipment, net		$126,848	$129,018

	Three months ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capitalized into inventory	$1,468	$1,378	$4,400	$4,096
Expensed to general and administrative	435	387	1,252	1,142
Total depreciation and amortization	$1,903	$1,765	$5,652	$5,238

During 2018, the Company began actively marketing 36 acres of apple orchards for sale as it does not intend to replant these orchards with vineyards. As of September 30, 2018, the Company had $0.6 million of assets held for sale classified as current assets on the condensed consolidated balance sheets that represent the net book value of these apple orchards. During the nine months ended September 30, 2018, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the apple orchards to fair value less cost to sell. This impairment charge was recorded to other income (expense), net in the condensed consolidated statements of operations. The Company expects to complete the sale of the apple orchards within the next twelve months.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within two years or less.

The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

September 30, 2018	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$14,750	$14,750	$—	$(44)	$—	$14,706	$14,706
December 31, 2017
U.S. Treasury Note	$6,000	$6,000	$—	$(1)	$5,999	$—	$5,999
Certificates of Deposit	14,000	14,000	2	(45)	—	13,957	13,957
Total	$20,000	$20,000	$2	$(46)	$5,999	$13,957	$19,956

Gross unrealized losses on available-for-sale securities were less than $0.1 million as of September 30, 2018, and the Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of September 30, 2018 and December 31, 2017, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term liabilities, the carrying amounts of such financial instruments approximate their fair values. As of September 30, 2018, the Company has estimated the fair value of its outstanding debt to be approximately $20.9 million compared to its carrying value of $23.6 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at September 30, 2018 and December 31, 2017, and amortization expense for the three and nine months ended September 30, 2018 and 2017, is as follows (in thousands):

		September 30, 2018			December 31, 2017
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$7,638	$10,362	$18,000	$6,841	$11,159
Distributor relationships	10 - 14	2,700	1,389	1,311	2,700	1,242	1,458
Customer relationships	7	1,900	1,900	—	1,900	1,787	113
Legacy permits	14	250	131	119	250	118	132
Trademark	20	200	101	99	200	93	107
Total		$23,050	$11,159	$11,891	$23,050	$10,081	$12,969
Other non-current assets				295			245
Total intangible and other non-current assets, net				$12,186			$13,214

				Three months ended September 30,		Nine Months Ended September 30,
Amortization expense				2018	2017	2018	2017
Total amortization expense				$321	$390	$1,077	$1,169

The estimated aggregate future amortization of intangible assets as of September 30, 2018 is identified below (in thousands):

Amortization
Remainder of 2018	$324
2019	1,286
2020	1,286
2021	1,286
2022	1,286
Thereafter	6,423
Total	$11,891

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation related expenses	$2,329	$2,225
Accounts payable	7,295	5,412
Sales and marketing	553	324
Production and farming	716	307
Litigation settlement accrual	390	390
Accrued interest	313	324
Depletion allowance	283	608
Contingent liability related to Seven Hills Winery	146	308
Acquisition of property and equipment	133	264
Other accrued expenses	444	161
Total accounts payable and accrued liabilities	$12,602	$10,323

9.	Debt
Details of the Company’s debt as of September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	September 30, 2018			December 31, 2017
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$640	$13,600	$14,240	$640	$14,080	$14,720	5.24%	October 1, 2040
2017 Term Loan	500	9,000	9,500	500	9,375	9,875	5.39%	July 1, 2037
Total debt	1,140	22,600	23,740	1,140	23,455	24,595
Unamortized loan fees	(15)	(138)	(153)	(15)	(150)	(165)
Total debt, net of unamortized loan fees	$1,125	$22,462	$23,587	$1,125	$23,305	$24,430
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

The Company incurred debt issuance costs of approximately $0.1 million related to the 2015 Term Loan. These costs are recorded as a reduction from short-term or long-term debt based on the time frame in which the fees will be expensed, and as such, amounts to be expensed within twelve months shall be classified against short-term debt. The costs are being amortized to interest expense using the effective interest method over the contractual term of the loan.

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2018, $14.2 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2018, $9.5 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

The Company was in compliance with all debt covenants as of September 30, 2018.

A summary of debt maturities as of September 30, 2018 is as follows (in thousands):

Principal due the remainder of 2018	$285
Principal due in 2019	1,140
Principal due in 2020	1,140
Principal due in 2021	1,140
Principal due in 2022	1,140
Principal due thereafter	18,895
Total	$23,740

10.	Stockholders’ Equity
In March 2018, the Company commenced a share repurchase program (the “2018 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2018 Repurchase Program, any repurchased shares are constructively retired. During the three months ended September 30, 2018, the Company repurchased 156,000 shares at an original repurchase price of $1.4 million under the 2018 Repurchase Program. Through the nine months ended September 30, 2018 and through November 2, 2018, the Company had repurchased a total of 217,377 shares under the 2018 Repurchase Program at an original repurchase price of $2.0 million and therefore the 2018 Repurchase Program was completed.

11.	Income Taxes
Consolidated income tax expense for the three and nine months ended September 30, 2018 and 2017 were determined based upon the Company’s estimated consolidated annual effective income tax rates for the years ending December 31, 2018 and 2017 respectively.

The Company’s effective tax rates for the third quarter ended September 30, 2018 and 2017 were 28.5% and 20.5%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2018 and 2017 were 28.7% and 40.7% respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the nine months ended September 30, 2018 is primarily attributable to state income taxes and permanent items, which primarily consisted of meals and entertainment.

The Company does not have any amounts in its condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions at September 30, 2018.

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$7,777	$6,480	$6,397	$5,319	$2,646	$1,706	$16,820	$13,505
Cost of sales	4,557	3,903	1,964	1,552	2,559	1,594	9,080	7,049
Gross profit	3,220	2,577	4,433	3,767	87	112	7,740	6,456
Operating expenses:
Sales and marketing	1,537	1,358	1,672	1,512	996	938	4,205	3,808
General and administrative	—	—	—	—	2,752	2,604	2,752	2,604
Total operating expenses	1,537	1,358	1,672	1,512	3,748	3,542	6,957	6,412
Net (gain) loss on disposal of property and equipment	—	—	—	—	(11)	196	(11)	196
Restructuring costs	—	—	—	—	70	—	70	—
Income (loss) from operations	$1,683	$1,219	$2,761	$2,255	$(3,720)	$(3,626)	$724	$(152)

	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$25,223	$23,308	$17,527	$16,450	$4,581	$3,603	$47,331	$43,361
Cost of sales	14,536	13,067	5,616	4,981	4,466	3,129	24,618	21,177
Gross profit	10,687	10,241	11,911	11,469	115	474	22,713	22,184
Operating expenses:
Sales and marketing	4,702	4,468	4,798	4,710	2,756	2,482	12,256	11,660
General and administrative	—	—	—	—	8,081	7,829	8,081	7,829
Total operating expenses	4,702	4,468	4,798	4,710	10,837	10,311	20,337	19,489
Net loss on disposal of property and equipment	—	—	—	—	94	195	94	195
Restructuring costs	—	—	—	—	662	—	662	—
Income (loss) from operations	$5,985	$5,773	$7,113	$6,759	$(11,478)	$(10,032)	$1,620	$2,500

13.	Commitments and Contingencies

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

On May 17, 2017, a former employee filed a class action complaint in the Superior Court of California, County of Napa against one of the Company’s subsidiaries, Pine Ridge Vineyards, alleging various wage and labor violations. On February 5, 2018, the Company settled this class action complaint at mediation for $0.4 million, which was recorded in the consolidated financial statements for the year ended December 31, 2017. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The court granted final approval of the settlement amount and final payments will be issued in the fourth quarter of 2018.

Other

In October 2017, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Operations at two of the Company’s properties, Pine Ridge Vineyards and Seghesio Family Vineyards, were temporarily impacted due to these wildfires and then resumed shortly thereafter. At the time of the wildfires, both properties had already harvested substantially all of their 2017 estate grapes. Certain inventory on hand was impacted by power losses and smoke damage which was covered under existing insurance policies. Through the nine month period ended September 30, 2018 the Company recognized $1.1 million in insurance proceeds. Proceeds of $0.6 million were offset against inventory losses and $0.5 million was included in other income, net. All of the $1.1 million received in insurance proceeds were included in Net cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows.

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

Quantities or results referred to as “current quarter” and “current nine-month period” refer to the three and nine months ended September 30, 2018, respectively.

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
At September 30, 2018, wine inventory includes approximately 0.9 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Restructuring charges of $0.7 million incurred in the first nine months of 2018 consisted of $0.4 million of asset impairment charges associated with leasehold improvements under the terminated operating lease agreement, $0.2 million employee related costs, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements were determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company expects to incur an additional $0.7 million in other restructuring charges in the fourth quarter of 2018, and it may incur additional charges in future periods should additional restructuring activities be rolled out. The Company will continue to assess the need for additional restructuring activities during 2018 and expects the restructuring program to be completed by the end of the fourth quarter of 2018.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Sales
໿

	Three Months Ended September 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Wholesale	$7,777	$6,480	$1,297	20%
Direct to Consumer	6,397	5,319	1,078	20%
Other	2,646	1,706	940	55%
Total net sales	$16,820	$13,505	$3,315	25%

Wholesale net sales increased $1.3 million, or 20%, in the current quarter as compared to the same period in 2017. The increase was primarily driven by domestic volume increases of 19% and export volume increases of 48% related to successful sales campaigns and a shift in product mix to higher priced brands.

Direct to Consumer net sales increased $1.1 million, or 20%, in the current quarter as compared to the same period in 2017. The increase was primarily driven by an increase in wine club net sales compared to the prior year which was impacted by shipment delays due to hurricanes.

Other net sales include bulk wine, grape sales, event fees and retail sales and increased $0.9 million or 55% in the current quarter as compared to the same period in 2017 primarily due more tons of grapes and gallons of bulk wine sold in the current quarter.

Gross Profit

	Three Months Ended September 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Wholesale	$3,220	$2,577	$643	25%
Wholesale gross margin percentage	41%	40%
Direct to Consumer	4,433	3,767	666	18%
Direct to Consumer gross margin percentage	69%	71%
Other	87	112	(25)	(22)%
Total gross profit	$7,740	$6,456	$1,284	20%
Total gross margin percentage	46%	48%

Wholesale gross profit increased $0.6 million, or 25%, in the current quarter as compared to the same period in 2017 primarily driven by higher sales volume. Gross margin percentage, which is defined as gross profit as a percentage of net sales, improved slightly due to product mix and decreased price support.

Direct to Consumer gross profit increased $0.7 million or 18% in the current quarter as compared to the same period in 2017, driven primarily by an increase in wine club net sales shipments. Shipments in the prior year were delayed due to hurricanes. Gross margin percentage decreased slightly due to a shift in product mix to vintages with higher winegrowing costs.

Other gross profit includes bulk wine, grape sales, event fees and non-wine retail sales and decreased in the current quarter as compared to the same period in 2017. The decrease in gross profit is primarily driven by higher average costs related to bulk wine sales compared to the same period in 2017.

Operating Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Sales and marketing	$4,205	$3,808	$397	10%
General and administrative	2,752	2,604	148	6%
Total operating expenses	$6,957	$6,412	$545	8%

Sales and marketing expenses increased $0.4 million, or 10%, in the current quarter as compared to the same period in 2017. The increase was primarily driven by compensation related expenses and consulting and marketing costs related to planned strategic marketing initiatives.

General and administrative expenses increased $0.1 million or 6% in the current quarter as compared to the same period in 2017 primarily due to consulting fees.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Interest (expense), net	$(333)	$(276)	$57	21%
Other income, net	636	169	467	276%
Total other income (expense)	$303	$(107)	$410	383%

Interest expense, net increased less than $0.1 million, or 21%, in the current quarter compared to the same period in 2017.  The increase was primarily driven by capitalized interest related to the buildout of the Washington Winemaking Facility which offset interest expense in the prior year.

Other income increased $0.5 million or 276% in the current quarter as compared to the same period in 2017. The increase was primarily driven by insurance proceeds from the October 2017 wildfires.

Income Tax Provision

The Company’s effective tax rates for the three months ended September 30, 2018 and 2017 were 28.5% and 20.6%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended September 30, 2018 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Sales
໿

	Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Wholesale	$25,223	$23,308	$1,915	8%
Direct to Consumer	17,527	16,450	1,077	7%
Other	4,581	3,603	978	27%
Total net sales	$47,331	$43,361	$3,970	9%

Wholesale net sales increased $1.9 million, or 8%, in the current nine-month period as compared to the same period in 2017. The increase was primarily driven by export volume increases of 47% and price increases, partially offset by increased price support. The increase in export volume was primarily attributable to successful sales campaigns.

Direct to Consumer net sales increased $1.1 million or 7% in the current nine-month period as compared to the same period in 2017 primarily due to an increase in wine club shipments of higher priced varietals. Shipments in the prior year were also delayed to the fourth quarter due to hurricanes.

Other net sales include bulk wine and grape sales, event fees and retail sales and increased $1.0 million, or 27%, in the current nine-month period as compared to the same period in 2017. The increase was primarily driven by more tons of grapes and more gallons of bulk wine sold in the current year.

Gross Profit

	Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Wholesale	$10,687	$10,241	$446	4%
Wholesale gross margin percentage	42%	44%
Direct to Consumer	11,911	11,469	442	4%
Direct to Consumer gross margin percentage	68%	70%
Other	115	474	(359)	(76)%
Total gross profit	$22,713	$22,184	$529	2%
Total gross margin percentage	48%	51%

Wholesale gross profit increased $0.4 million, or 4%, in the current nine-month period as compared to the same period in 2017 due to an increase in volume of cases sold. Gross margin percentage decreased in the current nine-month period related to a shift in product mix to vintages with higher winegrowing costs.

Direct to Consumer gross profit increased $0.4 million, or 4%, in the current nine-month period as compared to the same period in 2017. Gross margin percentage decreased in the current nine-month period, driven by the same shift in product mix to vintages with higher winegrowing costs as wholesale.

Other gross profit includes bulk wine and grape sales, event fees and non-wine retail sales which reflected an overall decrease of $0.4 million, or 76%, in the current nine-month period as compared to the same period in 2017. The overall decrease was primarily driven by increase in cost of wine included in tastings from newer vintage wines with higher winegrowing costs.

Operating Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Sales and marketing	$12,256	$11,660	$596	5%
General and administrative	8,081	7,829	252	3%
Total operating expenses	$20,337	$19,489	$848	4%

Sales and marketing expenses increased $0.6 million, or 5%, in the current nine-month period as compared to the same period in 2017. The increase was primarily driven by increased compensation, consulting and marketing costs related to planned strategic marketing initiatives and increased travel related costs.

General and administrative expenses increased $0.3 million, or 3%, in the current nine-month period as compared to the same period in 2017. The increase was primarily driven by increased legal and professional fees.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Interest (expense), net	$(843)	$(516)	$327	63%
Other income, net	713	445	268	60%
Total other (expense) income	$(130)	$(71)	$59	83%

Interest expense increased $0.3 million, or 63%, in the current nine-month period as compared to the same period in 2017. The increase was primarily driven by interest incurred on the 2017 Term Loan entered into during the second quarter of 2017, partially offset by lower capitalized interest related to the buildout of the Washington Winemaking Facility and a higher patronage dividend received in the current period.

Other income increased $0.3 million, or 60%, in the current nine-month period as compared to the same period in 2017.  The increase was primarily driven by a $0.5 million gain on insurance proceeds from the October 2017 wildfires. The gains were partially offset by losses in apples which were reclassified along with the associated land held for sale as the Company does not plan to continue harvesting and selling apples after the 2018 season.

Income Tax Provision

The Company’s effective tax rates for the nine months ended September 30, 2018 and 2017 were 28.7% and 40.7%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the nine months of 2018 and the same period in 2017 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2018, $14.2 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2018, $9.5 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2018 and 2017 (in thousands):

Cash provided by (used in):	2018	2017
Operating activities	$5,672	$3,980
Investing activities	713	(9,949)
Financing activities	(3,042)	9,065

Cash provided by operating activities

Net cash provided by operating activities was $5.7 million for the nine months ended September 30, 2018, consisting primarily of $1.0 million of net income adjusted for non-cash items such as $6.7 million of depreciation and amortization and $0.7 million of restructuring charges, partially offset by $3.0 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in accounts receivable including $1.1 million in insurance proceeds and inventory partially offset by an increase in accounts payable and expense accruals. The decrease in accounts payable and expense accruals was primarily due to grower payments made in the current period for the 2017 harvest.

Net cash provided by operating activities was $4.0 million for the nine months ended September 30, 2017, consisting primarily of $1.4 million of net income adjusted for non-cash items such as $6.4 million of depreciation and amortization, and $0.2 million of loss related to disposals of property and equipment, partially offset by $4.2 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in inventory, partially offset by an increase in accounts payable and accrued liabilities, and customer deposits.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $0.7 million for the nine months ended September 30, 2018, consisting primarily of net redemptions of available for sale investments of $5.3 million, partially offset by capital expenditures of $4.6 million.

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

Cash (used in) provided by financing activities

Net cash used in financing activities for the nine months ended September 30, 2018 was $3.0 million, which reflects the repurchase of shares of our common stock at a repurchase price of $2.0 million, principal payments on our term loans of $0.9 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $9.1 million, which reflects proceeds of $10.0 million from the issuance of the 2017 Term Loan, partially offset by principal payments on our 2015 Term Loan of $0.5 million and contingent consideration payments of $0.4 million associated with the Seven Hills Winery acquisition.

Share Repurchases

In March 2018, the Company commenced a share repurchase program (the “2018 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2018 Repurchase Program, any repurchased shares are constructively retired. During the three months ended September 30, 2018, there were 156,000 shares at an original repurchase price of $1.4 million repurchased under the plan. Through November 2, 2018, the Company has repurchased 217,377 shares at an original repurchase price of $2.0 million, and therefore the 2018 Repurchase Program was completed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and two term loans. The revolving credit facility had no outstanding balance as of September 30, 2018, and bears interest at floating rates on borrowings.  The term loans had $23.7 million outstanding at September 30, 2018 and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 17, 2017, a former employee filed a class action complaint in the Superior Court of California, County of Napa against one of the Company’s subsidiaries, Pine Ridge Vineyards, alleging various wage and labor violations. On February 5, 2018, the Company settled this class action complaint at mediation for $0.4 million, which was recorded in the consolidated financial statements for the year ended December 31, 2017. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The court granted final approval of the settlement amount and final payments will be issued in the fourth quarter of 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program, on a trade date basis, for the three months ended September 30, 2018 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan (millions)
July 1-31, 2018	56,422	$9.28	56,422	$0.9
August 1-31, 2018	70,198	9.20	126,620	0.3
September 1-30, 2018	29,380	9.11	156,000	—
Total	156,000

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
101**
Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

* Incorporated by reference
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	November 7, 2018	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer