Form 10-K
period 2018-12-31
Crimson Wine Group, Ltd
filed 2019-03-12
CIK 1562151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ x ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
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

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 30, 2018, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $173,019,000 on that date.

As of March 6, 2019, there were 23,604,783 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.       Business.

Our Company

Unless the context indicates otherwise, the terms the “Company,” “Crimson,” “we,” “our” or “us” as used herein refer to Crimson Wine Group, Ltd. and its subsidiaries. Crimson has been conducting business since 1991. Prior to February 25, 2013, Crimson was a wholly-owned subsidiary of Jefferies Financial Group Inc. (formerly known as Leucadia National Corporation) (“Jefferies”). On February 1, 2013, Jefferies declared a pro rata dividend of all of the outstanding shares of Crimson’s common stock in a manner that was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes (the “Distribution”). Jefferies’ common shareholders received one share of Crimson common stock for every ten common shares of Jefferies, with cash in lieu of fractional shares, on February 25, 2013.

Crimson is in the business of producing and selling ultra-premium plus wines (i.e., wines that retail for over $16 per 750ml bottle). Crimson is headquartered in Napa, California and through its wholly-owned subsidiaries owns seven primary wine estates and brands: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards, Seghesio Family Vineyards, Double Canyon, Seven Hills Winery and Malene Wines.

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

Quality. We own exceptional vineyards in premier winegrowing regions across California, Oregon and Washington. We farm our vineyards in a thoughtful, sustainable way with the goal of producing the highest quality grapes and wines possible. As part of executing this strategy, Crimson currently owns or leases approximately 986 plantable acres of vineyard land. The Company continues to assess other opportunities to enhance the quality of our vineyard holdings and wine portfolio.

Focus. We currently own seven complementary estate-based winegrowing operations and brands, with each having a unique varietal focus best suited to its specific appellation and region. We have a group of accomplished winegrowing teams who are each responsible for crafting benchmark wines from their respective premier wine growing regions. Many of Crimson’s brands are issued ratings or scores by local and national wine rating organizations and we believe our scores are a reflection of our focus on what we do best.

Growth. To support our quality and focus goals, all of our teams, including winegrowing, sales, marketing and administrative are driven towards continuous improvement. The direct to consumer business, which continued to grow in 2018, generates higher gross margins and we intend to continue emphasizing opportunities in this distribution channel in order to further our growth. In particular, the Company is placing increased emphasis on digital and eCommerce opportunities within direct to consumer. Our wholesale distribution channel continues to drive volume sales to a wide customer market. Our wines are available in all states domestically through our network of over 50 distributors, and our export team served customers in over 35 countries through independent importers and brokers during 2018.

Recent Developments

In 2018, the Company established a home and expanded the team and brand footprint for Malene Wines. The introduction of two Airstream trailers, one for the West Coast and one for the East Coast, provides Malene Wines with an innovative approach to uniquely wonderful wine experiences for off-site events and tasting for consumers and trade. In addition, we created a home and outdoor experience for the West Coast Airstream in the Edna Valley where consumers can join the wine club and gain access to a fresh new series of exclusive Rosés.

Our Wineries and Vineyards

The following table summarizes the Company’s acreage as of December 31, 2018:

	Plantable Acres
	Owned	Leased	Total	Currently Planted
Pine Ridge Vineyards	158	2	160	150
Archery Summit	106	17	123	102
Chamisal Vineyards and Malene Wines	96	—	96	84
Seghesio Family Vineyards	313	—	313	285
Double Canyon	185	—	185	107
Seven Hills Winery	109	—	109	106
Total	967	19	986	834

Pine Ridge Vineyards

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns acreage in five Napa Valley appellations-Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. The winery at Pine Ridge Vineyards has a permitted annual wine production capacity of up to 300,000 gallons, which equates to approximately 126,000 cases of wine; however, current fermentation and processing capacity is limited to approximately 80,000 cases without additional capital investment. The facility includes areas and equipment for crush, fermentation, aging and bottling processes, and also has a tasting room, hospitality center and administrative offices. Built into the hillside for wine barrel storage are approximately 34,000 square feet of underground caves with a capacity to store up to 5,000 barrels.  In addition, there are special event dining areas both indoors and outdoors as well as in the underground caves.

The Pine Ridge Vineyards estate business is focused primarily on the production of high quality Cabernet Sauvignon and Bordeaux-style blends sold by Crimson under the Pine Ridge Vineyards brand name. Pine Ridge Vineyards also produces Chenin Blanc + Viognier, which is sold by Crimson under the Pine Ridge brand name and is made from purchased grapes and bulk wine juice processed at a third party custom winemaking facility with a contracted capacity of up to approximately 110,000 cases for the 2018 harvest year.

Archery Summit

Archery Summit was created by Crimson in 1993. Archery Summit owns acreage in the Dundee Hills American Viticultural Area (“AVA”) of Willamette Valley in Oregon. The winery at Archery Summit, situated on an estate vineyard known as Summit Vineyard, has a permitted annual wine production capacity of up to 50,000 gallons, which equates to approximately 21,000 cases of wine; however, current fermentation and processing capacity is limited to approximately 15,000 cases. The facility includes areas and equipment for crush, fermentation, wine aging and storage, in addition to a tasting room, hospitality center and administrative offices. The facility has approximately 8,900 square feet of underground caves for wine barrel storage with a capacity to store over 600 barrels. There are also special event dining areas indoors as well as in the underground caves.

Archery Summit is focused primarily on producing estate grown, expressive single vineyard Pinot Noir and Chardonnay sold by Crimson under the Archery Summit brand name. Archery Summit also produces Vireton Pinot Gris, which is sold by Crimson under the Archery Summit brand name and is made from purchased grapes processed at a third party custom winemaking facility.

Chamisal Vineyards

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973. The Chamisal Vineyard was the first vineyard planted in the Edna Valley in 1973. The winery at Chamisal has a permitted annual wine production capacity of up to 480,000 gallons which equates to approximately 200,000 cases of wine. Current capacity available is 200,000 gallons in tanks and barrels which equates to approximately 83,000 cases of wine. The facility includes areas and equipment for crush, fermentation, aging and bottling processes, as well as a tasting room, hospitality center and administrative offices. There are special event dining areas outdoors.

Chamisal is focused on producing benchmark Chardonnay and single vineyard Pinot Noir all produced from top vineyards in the Central Coast, including both purchased and estate grown grapes. The wines are sold by Crimson under the Chamisal Vineyards brand name.

Seghesio Family Vineyards

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns acreage in two Sonoma County appellations-Alexander Valley and Russian River Valley. Seghesio Family Vineyards has a long history of growing and producing Zinfandel and Italian varietal wines in the Sonoma region of California. The winery at Seghesio Family Vineyards has a permitted annual wine production and current fermentation capacity of up to 404,000 gallons which equates to approximately 170,000 cases of wine. The facility includes areas and equipment for crush, fermentation, aging, bottling and warehousing, in addition to a tasting room, private hospitality areas and administrative offices. There are indoor and outdoor special event dining areas. In Alexander Valley, Seghesio Family Vineyards also owns a historic non-operating winery, Victorian home and railroad depot, which Crimson intends to convert into educational, tasting and hospitality experiences and potentially incremental production facilities.

Seghesio Family Vineyards is focused on producing estate grown, world class Zinfandel and Italian varietal wines as well as a heritage Old Vine Zinfandel and Sonoma County Zinfandel produced from both purchased and estate grown grapes. The wines are sold by Crimson under the Seghesio Family Vineyards brand name.

Double Canyon

Double Canyon vineyard land was acquired in 2005 in the Horse Heaven Hills appellation in Washington. Starting with the 2010 vintage, the vineyard produced the first wines bottled under the Double Canyon brand name.

In 2017 Double Canyon completed construction of a state-of-the-art 47,000-square-foot wine production facility in West Richland, Washington. The production facility has an initial capacity of 119,000 gallons which equates to approximately 50,000 cases of wine. Double Canyon shares production in the new facility for certain wines of Seven Hills Winery.

Double Canyon is focused on producing benchmark Cabernet Sauvignon from Washington State’s best appellations. Double Canyon launched the Horse Heaven Hills Cabernet Sauvignon nationally in 2016, expanded into more markets and channels across the U.S. in 2017 and continued to increase distribution in 2018. During 2018, Double Canyon produced its first Cabernet Sauvignon from Red Mountain, with plans to evaluate further opportunities across Washington State’s premier appellations.

Seven Hills Winery

Seven Hills Winery was established in 1988 and acquired by the Company in January 2016.  The winery facility has an estimated annual wine production capacity of up to 40,000 gallons which equates to approximately 16,000 cases of wine. The winery and tasting room are located in downtown Walla Walla in the historic Whitehouse-Crawford building. The 15,463 square-foot facility includes areas and equipment for crush, fermentation, aging, bottling processes, as well as a tasting room and administrative offices.

In December 2016 the Company also acquired land in the Walla Walla Valley for use by Seven Hills Winery. This land purchase encompassed approximately 109 acres of vineyards and apple orchards. Included in the 109 acres are 21 acres of some of the oldest and highest quality Bordeaux varietal plantings in the Walla Walla Valley. This historic site, considered the original Seven Hills Winery estate acres, was planted by the Seven Hills Winery founder and his father. In addition, also within the 109 acres are 14 acres in The Rocks District of Milton-Freewater, which is known for world class Rhone style wines. During 2017 and 2018, Seven Hills Winery replanted certain acres of the apple orchards into vineyards and removed the remaining orchards for either replanting to grapes or to sell off the land. During 2018, 36 acres of fallow land was listed in the market for sale.

Malene Wines

Malene Wines was created by Crimson in 2016 with the goal of creating America’s reference point premium Rosé with a sole focus on premium Rosé produced in the U.S. Malene Wines sources fruit from specific sites throughout the Central Coast intentionally farmed for world class Rosé winemaking. In 2017, utilizing fallow ground Crimson owns in the Edna Valley, we planted 5 estate acres to Grenache specifically dedicated for Malene Rosé. There are an additional 11 fallow acres in the Edna Valley that the Company could plant to further expand estate grapes for Malene Wines.

Malene Wines are sold by Crimson under its own brand name and are made from purchased grapes processed at Crimson sister estate Chamisal Vineyards’ winemaking facility. The Malene brand was launched with the 2015 vintage released to limited markets in May 2016 and launched across the U.S. in 2017. During 2018, the Malene brand expanded to include new wines which are featured through use of two Airstream travel trailers purchased to help promote the brand throughout the country. In addition, during 2018, Malene Wines created a home and outdoor experience for the West Coast Airstream in the Edna Valley where consumers can join the wine club and gain access to a fresh new series of exclusive Rosés.

Competition

The markets for ultra-premium plus products in the wine industry are intensely competitive. Crimson’s wines compete domestically and internationally with premium or higher quality wines produced in Europe, South America, South Africa, Australia and New Zealand, as well as in the United States. Crimson competes on the basis of quality, price, brand recognition and distribution capability, and the ultimate consumer has many choices of products from both domestic and international producers. A result of the intense competition has been, and may continue to be, upward pressure on Crimson’s selling and promotional expenses. Many of Crimson’s competitors are significantly larger with greater financial, production, distribution and marketing resources. Measured in wine volume, the U.S. is dominated by three large wineries with production largely based in California, representing approximately 50% of the domestic U.S. case sales volume. Further, Crimson’s wines may be considered to compete with all alcoholic and nonalcoholic beverages.

Demand for ultra-premium plus wines can rise and fall with general economic conditions, and is also significantly affected by grape supply. Crimson’s wines are typically sold at retail price points from $16 to $250 per bottle; however, in the wholesale channel, which represented 87% of Crimson’s case volume in the year ended December 31, 2018, 87% for the year ended December 31, 2017 and 88% for the year ended December 31, 2016, the majority of volume is in the $16 to $30 retail price range.

Business Segments

Crimson reports operating results in two segments: Wholesale and Direct to Consumer. These business segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. Both financial and certain non-financial data are reported and evaluated to assist senior management with strategic planning. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are included; however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. Therefore, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated. Further information about segments, including net sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2018, 2017 and 2016 can be found in Note 14 to the consolidated financial statements.
໿

Sales and Marketing

Crimson focuses on brand development and distribution to increase revenues and profitability, which has included acquisitions of vineyards and wineries and the development of new brands with existing assets and the development of new direct sales outlets.

Crimson’s sales and marketing team coordinates the sales and distribution of its various brands, maintains domestic and export distributor relationships and oversees the timing and allocation of new releases. The sales team has employees in major markets in the U.S. and internationally and, where required, has brokers in certain markets. Crimson’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically, as well as cruise lines and over 35 countries throughout the world.

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

Wholesale

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants. Domestic sales of Crimson’s wines are made through over 50 independent wine and spirits distributors. International sales are made through independent importers and brokers. During 2018, domestic distributor sales represented 46% of net sales and export sales represented 6% of net sales. During 2018, one distributor represented 11% of Crimson’s total sales and no other single distributor represented 10% or more of total sales.

Direct to Consumer

As permitted under federal and local regulations, Crimson has been placing increasing emphasis on direct sales to consumers, which it is able to do through the Internet, wine clubs, and at the wineries’ tasting rooms. In particular, Crimson has been placing increased emphasis on digital and eCommerce opportunities. During 2018, direct sales to consumers represented 38% of net sales.  Approximately 62% of the direct to consumer net sales were through wine clubs, 22% were through the wineries’ tasting rooms and the balance from e-commerce, special events and other sales. Members typically join our wine clubs after visiting our tasting rooms at our various facilities, or after hearing about our wine clubs from other members. Our tasting rooms are located in popular tourist destinations that typically attract consumers interested in winemaking and travel. Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors; however, for certain direct sales offers, some of the profit is offset by freight subsidies.

Grape Supply

Crimson controls approximately 986 acres of vineyards in the Napa Valley, Sonoma County and Edna Valley in California, the Willamette Valley and The Rocks District in Oregon, the Horse Heaven Hills in Washington and the Walla Walla Valley across Washington and Oregon. Approximately 834 acres of these vineyards are planted, with the majority of the unplanted acres in Washington. Crimson expects to continue vineyard development plans for non-producing acreage in California, Oregon and Washington properties. Newly planted vines take approximately three to five years to reach maturity and vineyards can be expected to have a useful life of at least 25 years before replanting is necessary. Depending on the site, soil and water conditions and spacing, Crimson’s experience has been that it costs approximately $10,000 to $100,000 per acre over a three year period to develop open land into a vineyard capable of producing premium wine grapes, before taking into account the cost of the land. During 2018, the average cost per acre placed into service was approximately $35,000 per acre.

In 2018, approximately 33% of Crimson’s total grape supply came from Crimson controlled vineyards. Crimson purchases the balance of its supply from approximately 97 independent growers. The grower contracts range from one-year spot market purchases to intermediate and long term-agreements. During 2018, one grower represented 11% of Crimson’s grape supply.

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability.

The table below summarizes Crimson’s wine grape supply and production from the last three harvests:

໿

	Harvest Year
	2018	2017	2016
Estate grapes:
Producing acres	675	686	628
Tons harvested	2,444	2,008	2,319
Tons per acre	3.6	2.9	3.7
All grapes and purchased juice (in equivalent tons):
Estate grapes	2,444	2,008	2,319
Purchased grapes and juice	4,962	4,661	5,843
Total (in tons)	7,406	6,669	8,162
Total cases bottled during the year	303,000	396,000	362,000

The table below summarizes Crimson’s sales of grapes and bulk wine during the last three years:

	Year Ended December 31,
	2018	2017	2016
Grapes sold (in tons)	1,835	425	861
Bulk wine sold (in gallons)	244,418	150,759	194,140
Total grape and bulk wine equivalent cases sold	232,000	92,000	142,000

Total cases shipped were approximately 353,000, 342,000 and 364,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Cases shipped are disclosed for informational purposes, but do not necessarily correspond to the vintage year the grapes are grown and crushed. Depending on the wine, the production cycle to bottled sales is anywhere from one to three years.

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

Government Regulation

Wine production and sales are subject to extensive regulation by the United States Department of Treasury Alcohol and Tobacco Tax and Trade Bureau (“TTB”), state departments regulating alcohol production and sale in California, Oregon and Washington and other state and federal governmental authorities that regulate interstate sales, licensing, trade and pricing practices, labeling, advertising and other activities. In addition, federal and state authorities require warning labels on beverages for sale or distribution in the United States containing 0.5% of alcohol by volume or higher. Restrictions or taxes imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. New or revised regulations or increased licensing fees or excise taxes on wine, if enacted, could reduce demand for wine and have an adverse effect on Crimson’s business, negatively impacting Crimson’s results of operations and cash flows.

On January 1, 2018, the Tax Cuts and Jobs Act (Public Law 115-97) became effective and made extensive changes to the Internal Revenue Code of 1986 (IRC), including provisions related to alcohol that were administered by TTB favorably impacting the federal alcohol tax rate.  The federal alcohol tax rate changed effective January 1, 2018 through December 31, 2019. The previous rate of $1.07 per gallon for wines with alcohol content at or below 14% has been modified to apply to wines with alcohol content at or below 16%. The previous tax rate of $1.57 per gallon for wines above 14% but less than 21% has been modified to apply to wines over 16%. The tax rates for wines with alcohol content over 21% has not changed.

The new tax law also allows for certain volume production credits that the Company may take which will further decrease the Company’s excise tax liability.  The tax credit allows for a credit of $1.00 per gallon on the first 30,000 gallons, $.90 per gallon on 30,001 up to 130,000 gallons and $.535 per gallon on 130,001 up to 750,000 gallons when the wine is removed from a producer’s bonded winery facility.

Crimson is also subject to a broad range of federal and state regulatory requirements regarding its agricultural operations and practices. Crimson’s agricultural operations are subject to regulations governing the storage and use of fertilizers, fungicides, herbicides, pesticides, fuels, solvents and other chemicals. These regulations are subject to change and could have a significant impact on operating practices, chemical usage, and other aspects of Crimson’s business.

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

Employees

As of December 31, 2018, Crimson employed 185 regular, full-time employees. Crimson also employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of Crimson’s employees are represented by a collective bargaining unit and Crimson believes that its relationship with its employees is good.

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

We are dependent on certain key personnel. Our success depends to some degree upon the continued service of Patrick DeLong, our President and Chief Executive Officer; Nicolas M.E. Quillé, our Chief Operating Officer and Chief Winegrower; and our winemakers at our various facilities. The loss of the services of one or more of our key employees could harm our business and our reputation and negatively impact our profitability, particularly if one or more of our key employees resigns to join a competitor or to form a competing company.

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

The lack of sufficient water due to drought conditions or water right restrictions could affect quality and quantity of grapes. The availability of adequate quantities of water for application at the correct time can be vital for grapes to thrive. Whether particular vineyards are experiencing water shortages depends, in large part, on their location. We are primarily dependent on wells accessing shared aquifers and shared reservoirs as a water source for our California vineyards and wineries. An extended period of drought across much of California may put pressure on the use and availability of water for agricultural uses and in some cases governmental authorities may have to divert water to other uses. Lack of available water could reduce our grape harvest and access to grapes and adversely impact results of operations. Scarcity of adequate water in our grape growing areas may also result in legal disputes among other land owners and water users causing the Company to expend resources to defend its access to water.

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

A decrease in wine score ratings by important rating organizations could have a negative impact on our ability to create greater demand and pricing. Many of Crimson’s brands are issued ratings or scores by local and national wine rating organizations, and higher scores usually translate into greater demand and higher pricing. Although some of Crimson’s brands have been highly rated in the past, and Crimson believes its farming and winemaking activities are of a quality to generate good ratings in the future, Crimson has no control over ratings issued by third parties which may or may not be favorable in the future.

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

Our indebtedness could have a material adverse effect on our financial health. In June 2017, our subsidiary, Double Canyon Vineyards, LLC, entered into a senior secured term loan agreement with American AgCredit, FLCA (“FLCA”) for an aggregate principal amount of $10.0 million. In November 2015, our subsidiary, Pine Ridge Winery, LLC, entered into a senior secured term loan agreement with FLCA for an aggregate principal amount of $16.0 million. We are guarantor of both term loans, which are collateralized by certain real property. In March 2013, we entered into a revolving credit facility with FLCA and CoBank, FCB as joint lenders that is secured by certain real property. In March 2018, we entered into the second amendment to the 2013 Revolving Credit Facility with American AgCredit, FCLA. We plan to rely upon the revolving credit facility for potential incremental capital project funding and in the future may use it for acquisitions. No amounts are currently outstanding under the revolving credit facility. Both the term loans and the revolving credit facility include covenants that require the maintenance of specified debt and equity ratios, limit the incurrence of additional indebtedness, limit dividends and other distributions to shareholders and limit certain mergers, consolidations and sales of assets. If we are unable to comply with these covenants, outstanding amounts could become immediately due and/or there could be a substantial increase in the rate of borrowing.

Changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations may increase our costs or restrict our ability to sell our products into certain markets. Government laws and regulations result in increased farming costs, and the sale of wine is subject to taxation in various state, federal and foreign jurisdictions. The amount of wine that we can sell directly to consumers outside of California is regulated, and in certain states we are not allowed to sell wines directly to consumers and/or the amount that can be sold is limited. Changes in these laws and regulations could have an adverse impact on sales and/or increase costs to produce and/or sell wine. The wine industry is subject to extensive regulation by the TTB and various foreign agencies, state liquor authorities, such as the “CABC”, and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations. From time to time, many states consider proposals to increase, and some of these states have increased, state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our financial condition, results of operations or cash flows.

Further, disruptions at the TTB and other agencies may result in delays relating to labelling and other approvals for new products.  For example, beginning on December 22, 2018, the U.S. federal government shutdown for a record-long 35 days.  Many regulatory agencies were severely impacted by the shutdown and had to cease certain operations.  In particular, the TTB suspended all non-excepted TTB operations, which resulted in the TTB not approving any new labels during the shutdown and, consequently, a delay in the approval of our label applications.  If a prolonged government shutdown occurs again in the future, it could significantly impact the ability of the TTB and other agencies to timely review and process regulatory approvals, which could have a material adverse effect on our business, including the ability to introduce new products.

We may not be able to insure certain risks economically. We may experience economic harm if any damage to our properties is not covered by insurance. We cannot be certain that we will be able to insure against all risks that we desire to insure economically or that all of our insurers will be financially viable if we make a claim.

We may be subject to litigation, for which we may be unable to accurately assess our level of exposure and which if adversely determined, may have a significant adverse effect on our consolidated financial condition or results of operations. Although our current assessment is that there is no pending litigation that could reasonably be expected to have a significant adverse impact, if our assessment proves to be in error, then the outcome of litigation could have a significant impact on our financial condition or results of operations or cash flows. The Company is, and may in the future become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings from time to time, including consumer class actions, such as labor claims, breach of contract claims, antritrust litigation, securities litigation, premises liability claims and litigation in foreign jurisdictions. In general, claims made by or against the Company in litigation, investigations, disputes or other proceedings have been and can in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect the Company’s business or financial results or condition. It is not possible to predict the final resolution of the litigation, investigations, disputes, or proceedings with which the Company currently is, or may in the future become, involved. The impact of these matters on the Company’s business, results of operations and financial condition could be material.

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

We are a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors. We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we have relied on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include reduced financial disclosure and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue to rely on such exemptions for so long as we remain a smaller reporting company under applicable SEC rules and regulations. Accordingly, we cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result of our reduced disclosures, there may be less active trading in our common stock and our stock price may be more volatile.

We may not be able to engage in certain corporate transactions after the Distribution. Under the tax matters agreement that we have entered into with Jefferies, we covenant not to take actions that would jeopardize the tax-free nature of the Distribution. Additionally, we are required to indemnify Jefferies and its affiliates against all tax-related liabilities caused by the failure of the Distribution to qualify for tax-free treatment for U.S. federal income tax purposes (including as a result of events subsequent to the Distribution that caused Jefferies to recognize a gain under Section 355(e) of the Code) to the extent these liabilities arise as a result of actions taken by us or our affiliates (other than Jefferies) or as a result of changes in ownership of our common stock. If the Distribution is taxable to Jefferies, Jefferies would recognize a gain, if any, equal to the difference between Jefferies’ tax basis in our Common Stock distributed in the distribution and the fair market value of our Common Stock. Jefferies does not expect that there would be a significant gain, if any, recognized on the Distribution even if it were found to be taxable. This covenant (and, to some extent, this indemnification obligation) may limit our ability to pursue certain strategic transactions, including being acquired in a transaction for cash consideration or from engaging in certain tax-free combinations in which our shareholders do not ultimately possess a majority ownership interest in the combined entity.

Significant influence over our affairs may be exercised by our principal stockholders. As of March 6, 2019, the significant stockholders of our company include our directors Joseph S. Steinberg (approximately 11.0% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg’s private charitable foundation) and John D. Cumming (approximately 11.2% beneficial ownership). Accordingly, Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

We may not be fully insured against risk of catastrophic loss to wineries, production facilities or distribution systems as a result of earthquakes, fires or other events, which may cause us to experience a material financial loss. A significant portion of Crimson’s controlled vineyards as well as supplier and other third party warehouses or distribution centers are located in California, which is prone to seismic activity and has recently experienced wildfires and landslides. If any of these vineyards and facilities were to experience a catastrophic loss as a result, it could disrupt our operations, delay production, shipments and revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. Although we carry insurance to cover property damage and business interruption as well as certain production assets in the case of a catastrophic event, certain significant assets are not covered in the case of certain catastrophes as we believe this to be a prudent financial decision. We take steps to minimize the damage that would be caused by a catastrophic event, but there is no certainty that our efforts would prove successful. If one or more significant catastrophic events occurred damaging our own or third party assets and/or services, we could suffer a major financial loss.

Our business and reputation could suffer if we are unable to protect our information systems against, or effectively respond to, cybersecurity incidents, or if our information systems are otherwise disrupted. We depend on information technology, including public websites and cloud-based services, for many activities important to our business, including to interface with our customers and consumers, to engage in digital marketing activities, to enable and improve the effectiveness of our operations, to order and manage materials from suppliers, to maintain financial accuracy and efficiency, to comply with regulatory, financial reporting, legal and tax requirements, to collect and store sensitive data and confidential information and to communicate electronically with our employees and the employees of our suppliers and other third parties. If we do not allocate and effectively manage the resources necessary to build and sustain our information technology infrastructure, if we fail to timely identify or appropriately respond to cybersecurity incidents, or if our information systems are damaged, destroyed or shut down (whether as a result of natural disasters, fires (either directly or through smoke damage), power outages, acts of terrorism or other catastrophic events, network outages, software, equipment or telecommunications failures, user errors, or from deliberate cyberattacks such as malicious or disruptive software, denial of service attacks, malicious social engineering, hackers or otherwise), our business could be disrupted and we could, among other things, be subject to: transaction errors; processing inefficiencies; the loss of, or failure to attract, new customers and consumers; the loss of revenues from unauthorized use, acquisition or disclosure of or access to confidential information; the loss of or damage to intellectual property or trade secrets, including the loss or unauthorized disclosure of sensitive data, confidential information or other assets; damage to our reputation; litigation; regulatory enforcement actions; violation of data privacy, security or other laws and regulations; and remediation costs. Further, our information systems and the information stored therein, could be compromised by, and we could experience similar adverse consequences due to, unauthorized outside parties intent on accessing or extracting sensitive data or confidential information, corrupting information or disrupting business processes or by inadvertent or intentional actions by our employees or agents. Similar risks exist with respect to the third-party vendors we rely upon for aspects of our information technology support services and administrative functions, including but not limited to payroll processing and health and benefit plan administration.

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

On May 17, 2017, a former employee filed a class action complaint against one of the Company’s subsidiaries, Pine Ridge Vineyards alleging various wage and hour violations. On February 5, 2018, the Company settled this class action complaint at mediation for $0.4 million, which was recorded in the consolidated financial statements for the year ended December 31, 2017. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The court granted final approval of the settlement amount and the final payments were issued in the fourth quarter of 2018.

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

	High	Low
2017
First Quarter	$10.23	$9.00
Second Quarter	$11.50	$9.70
Third Quarter	$11.35	$10.19
Fourth Quarter	$11.16	$9.39

2018
First Quarter	$10.72	$8.97
Second Quarter	$9.95	$9.01
Third Quarter	$9.45	$8.80
Fourth Quarter	$8.99	$7.30

On March 6, 2019, the closing sales price for the Company’s common stock was $8.17 per share. As of that date, there were 1,459 stockholders of record. Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

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

Purchase of equity of securities

Share repurchase activity under the Company’s share repurchase program, on a trade date basis, for the three months ended December 31, 2018 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan (millions)
December 1-31, 2018	65,800	$7.87	65,800	$1.5

Unregistered Sales of Securities

There have been no sales of unregistered securities by the Company within the past year.

Issuances Under Equity Plans

As of December 31, 2018, the Company had not authorized any securities for issuance under any equity plans.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
SELECTED INCOME STATEMENT DATA	(In thousands, except per share amounts)
Revenues	$67,766	$63,222	$64,621	$60,977	$58,114
Gross profit	$31,656	$31,965	$32,968	$32,531	$30,944
Income from operations, inclusive of net loss (gain) on the disposal of property and equipment and restructuring costs (a) (b)	$3,113	$5,598	$6,239	$7,850	$9,021
Net income	$1,978	$6,182	$3,278	$5,126	$5,000
Earnings per share (c)	$0.08	$0.26	$0.14	$0.21	$0.20

	At December 31,
	2018	2017	2016	2015	2014
SELECTED BALANCE SHEET DATA	(In thousands, except per share amounts)
Current assets (d)	$115,734	$110,515	$102,195	$107,364	$85,256
Property and equipment	$126,230	$129,018	$123,261	$111,635	$108,707
Goodwill, intangible assets and other non-current assets	$13,121	$14,476	$16,041	$16,947	$18,353
Total assets (d)	$255,085	$254,009	$241,497	$235,946	$212,316
Long-term debt, including current maturities, net of unamortized loan fees	$23,305	$24,430	$15,282	$15,915	$—
Equity	$213,179	$213,719	$207,565	$206,860	$203,120
Book value per share (c)	$8.99	$8.91	$8.65	$8.51	$8.30

	Year Ended December 31,
	2018	2017	2016	2015	2014
SELECTED CASH FLOW DATA	(In thousands)
Net cash provided by operating activity	$8,667	$6,420	$10,173	$8,713	$8,928
Net cash used in investing activities	$(5,238)	$(10,203)	$(20,446)	$(18,190)	$(8,923)
Net cash (used in) provided by financing activities	$(3,845)	$8,780	$(3,265)	$14,536	$—

(a)	Net loss (gain) on the disposal of property and equipment was as follows: $0.2 million in 2018, $0.2 million in 2017, $0.2 million in 2016, $(0.1) million in 2015 and $(1.6) million in 2014.

(b)	Restructuring costs were $1.3 million in 2018. No restructuring costs were incurred in prior years.

(c)
For the years ended December 31, 2018, 2017, 2016, 2015 and 2014 basic and fully diluted weighted-average shares outstanding were 23,896,529, 23,997,385, 24,123,779, 24,433,684 and 24,458,368 respectively, and as of December 31, 2018, 2017, 2016, 2015 and 2014 there were 23,714,208, 23,997,385, 23,997,385, 24,306,656, and 24,458,368 common shares outstanding, respectively.

(d)
In 2015, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740), which requires an entity to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating into current and noncurrent amounts. The Company applied the new guidance retrospectively to all prior periods presented in the financial statements and Selected Financial Data presented in this Item 6. As a result of the adoption, current deferred income tax assets of $3.2 million was reclassified as a reduction of non-current deferred tax liabilities in our December 31, 2014 consolidated balance sheets.

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

Overview of Business

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, custom winemaking services, special event fees, tasting fees and retail sales.

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

At December 31, 2018, wine inventory includes approximately 0.9 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Inventory—Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, Crimson reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. Crimson’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for Crimson’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $0.6 million, $0.3 million and $0.2 million were recorded during the years ended December 31, 2018, 2017 and 2016, respectively.

Vineyard Development Costs—Crimson capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, Crimson re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. Crimson has not recorded any significant impairment charges for its vineyards during the three year period ended December 31, 2018.

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

During the year ended December 31, 2018, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of apple orchards held for sale to fair value less cost to sell. The Company did not recognize any impairment charges associated with long-lived assets during the years ended December 31, 2017 and 2016.

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

Restructuring charges of $1.3 million incurred in the year ended December 31, 2018 consisted of $0.8 million employee related costs, $0.4 million of asset impairment charges associated with leasehold improvements under the terminated operating lease agreement and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company expects to incur an additional $0.1 million in severance and other restructuring charges in the first quarter of 2019, and it may incur additional charges in future periods should additional restructuring activities be rolled out. The Company will continue to assess the need for additional restructuring activities during 2019 and expects the restructuring program to be completed by the end of the first quarter of 2019.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

Net Sales
໿

	Year Ended December 31,
(in thousands, except percentages)	2018	2017	Increase	% change
Wholesale	$34,673	$34,420	$253	1%
Direct to consumer	25,495	24,220	1,275	5%
Other	7,598	4,582	3,016	66%
Total net sales	$67,766	$63,222	$4,544	7%

Wholesale net sales increased $0.3 million, or 1%, in 2018 as compared to 2017. The increase was primarily driven by an increase in export sales volume due to favorable sales campaigns to reach new markets and increased distribution in Canada and Asia.

Direct to consumer net sales increased $1.3 million, or 5%, in 2018 as compared to 2017. The increase was primarily driven by an increase in wine club, tasting room, and eCommerce net sales. The increase in wine club net sales was driven by higher number of shipments in the current year as the prior year was affected by delayed shipments due to hurricanes. The increase in tasting room net sales was driven by the opening of two additional tasting rooms and sales of higher priced varietal wines in the current year. In addition, the Company placed increased emphasis on digital and eCommerce opportunities in the current year which positively impacted sales.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees and retail sales, increased $3.0 million or 66%, in 2018 as compared to 2017 primarily due to an increase in tons of grapes and gallons of bulk wine sold in the current year. The increase was also impacted by additional custom winemaking revenue to utilize Double Canyon’s state-of-the-art winemaking facility.

Gross Profit
໿

	Year Ended December 31,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Wholesale	$14,499	$15,050	$(551)	(4)%
Wholesale gross margin percentage	42%	44%
Direct to consumer	17,302	16,834	468	3%
Direct to consumer gross margin percentage	68%	70%
Other	(145)	81	(226)	(279)%
Total gross profit	$31,656	$31,965	$(309)	(1)%

Wholesale gross profit decreased $0.6 million, or 4%, in 2018 as compared to 2017. Gross margin percentage decreased 191 basis points in the current year primarily driven by a shift in product mix to vintages with higher winegrowing costs.

Direct to consumer gross profit increased $0.5 million, or 3%, in 2018 as compared to 2017. The increase in gross profit was primarily driven by an increase in wine club net sales shipments. Gross margin percentage decreased 164 basis points in the current year primarily driven by a shift in product mix to recent vintages with higher winegrowing costs.

Other gross profit includes bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales which reflected an overall decrease of $0.2 million, or 279%, in 2018 as compared to 2017. The decrease in gross profit is primarily driven by higher average farming costs related to bulk wine sales compared to the same period in 2017.

Operating Expenses
໿
໿

	Year Ended December 31,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Sales and marketing	$16,385	$15,394	$991	6%
General and administrative	10,634	10,769	(135)	(1)%
Total operating expenses	$27,019	$26,163	$856	3%

Sales and marketing expenses increased $1.0 million, or 6%, in 2018 as compared to 2017. The increase was primarily driven by compensation related expenses and consulting costs related to planned strategic marketing initiatives.

General and administrative expenses decreased $0.1 million, or 1%, in 2018 as compared to 2017. The decrease was primarily driven by decreased amortization of intangible assets due to the expiration of the amortization period.

Other Income (Expense)

	Year Ended December 31,
(in thousands, except percentages)	2018	2017	Increase	% change
Interest expense	$(1,179)	$(910)	$269	30%
Other income, net	797	586	211	36%
Total	$(382)	$(324)	$58	18%

Interest expense increased $0.3 million, or 30%, in 2018 as compared to 2017. The increase was primarily driven by increased interest expense associated with the 2017 Term Loan entered into in June 2017, partially offset by a higher patronage dividend received in the current year.
Other income increased $0.2 million, or 36%, in 2018 as compared to 2017. The overall increase was primarily driven by a $0.5 million gain on insurance proceeds from the October 2017 wildfires. The gain was partially offset by a loss on apple consignment sales which was reclassified to other income along with the associated land held for sale as the Company does not plan to continue harvesting and selling apples.
Income Tax Provision
Our income tax provision increased $1.7 million, or 83% in 2018 as compared to 2017. The effective tax rate was 27.6% for 2018 as compared to (17.2)% for 2017. The difference between the consolidated effective income tax rate and the U.S. federal statutory was primarily attributable to state taxes. The difference in the effective tax rate year over year was primarily attributable to the Tax Cut and Jobs Act (Public Law 115-97, “TCJA” or “tax reform”) that was signed into law on December 22, 2017. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $2.9 million tax benefit in the Company's consolidated income statement for the year ended December 31, 2017. In 2018, we completed our determination of the accounting implications of the U.S. Tax Act.

Comparison of Years Ended December 31, 2017 and 2016

Net Sales

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

Wholesale gross profit decreased $1.6 million, or 10%, in 2017 as compared to 2016. Gross margin percentage decreased 143 basis points in 2017 as compared to 2016 driven by increased price support, higher winegrowing costs, mostly related to vintage variations and expected lower margins on inventory purchased in the Seven Hills Winery acquisition due to fair value acquisition related accounting.

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

Interest expense increased $0.1 million, or 8%, in 2017 as compared to 2016. The increase was primarily driven by increased interest expense associated with the 2017 Term Loan entered into in June 2017 and interest costs associated with the litigation-related loss contingency accrual, partially offset by capitalized interest related to the buildout of the Washington Winemaking Facility and a higher patronage dividend received in 2017 related to our 2015 Term Loan.
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

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash, investments available for sale, funds generated from operations and its revolving credit facility. The Company’s primary cash needs are to fund working capital requirements and capital expenditures. We currently anticipate that our available cash, revolving credit facility and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.

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

 The Revolving Loan is for up to $10.0 million in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. All obligations of Crimson under the 2013 Revolving Credit Facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. The 2013 Revolving Credit Facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets. No amounts have been borrowed under the 2013 Revolving Credit Facility to date.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2018, $14.1 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2018, $9.4 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

Consolidated Statements of Cash Flows
The following table summarizes our cash flow activities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Cash provided by (used in):	2018	2017	2016
Operating activities	$8,667	$6,420	$10,173
Investing activities	(5,238)	(10,203)	(20,446)
Financing activities	(3,845)	8,780	(3,265)

Cash provided by operating activities

Net cash provided by operating activities was $8.7 million in 2018, consisting primarily of $2.0 million of net income adjusted for non-cash items, such as $9.0 million of depreciation and amortization, $1.3 million of restructuring charges and $0.7 million of deferred income tax provision, partially offset by $5.1 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in accounts receivable and inventory partially offset by an increase in accounts payable expense accruals. The decrease in accounts payable and expense accruals was primarily due to grower payments made in the current period for the 2018 harvest.

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

Cash used in investing activities

Net cash used in investing activities was $5.2 million in 2018, consisting primarily of capital expenditures of $6.1 million, partially offset by net redemptions of available for sale investments of $0.8 million. We expect to use our available cash and cash flows generated from operating activities to fund future capital expenditures.

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

Cash (used in) provided by financing activities

Net cash used in financing activities in 2018 was $3.8 million, which reflects the repurchase of our common stock at a repurchase price totaling $2.5 million, principal payments on our 2015 and 2017 Term Loans of $1.1 million and a contingent consideration payment of $0.1 million associated with the Seven Hills Winery acquisition.

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

In March 2016, the Board of Directors of the Company authorized a share repurchase program (the “2016 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2016 Repurchase Program, any repurchased shares were constructively retired, and on November 14, 2016, the 2016 Repurchase Program was completed. Under the total 2016 Repurchase Program the Company repurchased 232,461 shares at an original repurchase price of $2.0 million.

In March 2018, the Company commenced a share repurchase program (the “2018 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2018 Repurchase Program, any repurchased shares were constructively retired, and on September 19, 2018, the 2018 Repurchase Program was completed. Under the total 2018 Repurchase Program the Company repurchased 217,377 shares at an original repurchase price of $2.0 million.

In December 2018, the Company commenced a share repurchase program (the “2019 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Repurchase Program, any repurchased shares were constructively retired. At December 31, 2018, the Company repurchased 65,800 shares at an original purchase price of $0.5 million. Through March 6, 2019, the Company has repurchased 175,225 shares at an original repurchase price of $1.4 million.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2018 (in thousands):

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term loans	$23,455	$1,140	$2,280	$2,280	$17,755
Grape purchase contracts	19,533	8,742	8,969	1,497	325
Operating leases	432	295	136	1	—
Total contractual cash obligations	$43,420	$10,177	$11,385	$3,778	$18,080

Off-Balance Sheet Financing Arrangements

None.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates. As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and two term loans. The revolving credit facility had no outstanding balance as of December 31, 2018, and bears interest at floating rates on borrowings. The term loans had $23.5 million outstanding at December 31, 2018, and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 8.       Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2018.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

BPM LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2018, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.
໿
໿

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

As of March 12, 2019, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below. Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

Joseph S. Steinberg, age 75, was elected as a director in February 2013. Mr. Steinberg has been a director of HomeFed Corporation since August 1998 and Chairman of the Board since December 1999. Mr. Steinberg is Chairman of the Board of Directors of Jefferies Financial Group Inc., and from January 1979 until March 1, 2013 served as President of Leucadia National Corporation (now Jefferies Financial Group Inc.). Mr. Steinberg is presently on the Board of Spectrum Brands Holdings, Inc. and has previously served as a director of Mueller Industries, Inc. and Fortescue Metals Group Ltd. Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia National Corporation. He also has experience serving on the boards and committees of both public and private companies.

John D. Cumming, age 51, was elected as Chairman of Crimson in June 2015 after serving as a director since February 2013. Mr. Cumming is the Founder and Executive Chairman of POWDR Corp., a private ski resort and summer camp operating company. In addition to leading POWDR Corp., Mr. Cumming holds many positions in related fields, including Chairman of Snowbird Resort, Chairman of Outside TV and Chairman of American Investment Company, a family-owned investment company with diversified holdings. He is the Founder and Chairman Emeritus of The Park City Community Foundation and Director and Chairman Emeritus of the United States Ski and Snowboard Association Foundation. Mr. Cumming has managerial and investing experience in a broad range of businesses through his service as a senior executive and director of POWDR Corp., his involvement as a founding shareholder of Mountain Hardwear, and his tenure on various boards of directors.

Avraham M. Neikrug, age 49, was elected as a director in February 2013. Mr. Neikrug has been the Managing Partner of Goldenhill Ventures, a private investment firm that specializes in buying and building businesses in partnership with management, since June 2011. Mr. Neikrug has served as Vice President in Goldenhill Ventures LLC since June 2011. Mr. Neikrug has managerial and investing experience in a broad range of businesses through his founding and operating of JIR Inc., a company involved in the development of regional cable television throughout Russia, JIRP, a business-to-business internet service provider (ISP) based in Austria, and M&A Argentina, a private equity effort in Argentina. Avraham M. Neikrug’s father is a first cousin to Joseph S. Steinberg.

Douglas M. Carlson, age 62, was elected as a director in March 2013. Mr. Carlson was elected CEO and Chairman of Tommy’s Superfoods, LLC in August 2015. Tommy's is in the frozen vegetables business and is quickly becoming a national brand in the U.S. with 15 different and creative seasoned blends of vegetables. From October 2013 to July 2015, Mr. Carlson was the Executive Vice President and Chief Marketing Officer of NOOK Media LLC, a subsidiary of Barnes & Noble, Inc. From April 2010 to September 2013, Mr. Carlson was Managing Partner of Rancho Valencia Resort & Spa, a tennis resort that includes fractional real estate. Prior to that, Mr. Carlson was Executive Chairman and Managing Director of Zinio, LLC and VIV Publishing, a digital publishing, retail and distribution platform for magazines, since 2005. Mr. Carlson co-founded FIJI Water Company LLC, Inc. in 1996 and served as its Chief Executive Officer from 1996 to 2005. Prior to joining FIJI, Mr. Carlson served as the Senior Vice President and Chief Financial Officer for The Aspen Skiing Company, from 1989 to 1996. Mr. Carlson has managerial and investing experience both within and outside the hospitality industry, as well as having been a certified public accountant.

Craig D. Williams, age 68, was elected as a director in March 2013. From January 2015 to May 2018, Mr. Williams was the Chief Winegrower & Chief Operating Officer at Crimson Wine Group. Prior to that, Mr. Williams was the owner of Craig Williams Wine Company, a consulting business focused on winemaking and viticulture from 2008 to 2015. From 1976 to 2008, Mr. Williams held a variety of winemaking roles at Joseph Phelps Vineyards, rising to Senior Vice President of Winegrowing, responsible for all viticulture and winemaking activities, from 1999 to 2008. Mr. Williams has managerial experience and experience in multiple aspects of the wine business.

Colby A. Rollins, age 44, was elected as a director on April 25, 2018. Mr. Rollins is currently the Chief Operations Officer of American Investment Company, a family-owned investment company with diversified holdings. Previously, he served as the Chief Financial Officer of American Investment Company from January 2009 to January 2011. Mr. Rollins served as a Director, Chief Operations Officer, and Chief Financial Officer of Wing Enterprises, Inc., a privately-owned ladder company, from 2004 to 2008. He also has managerial and investment experience, including serving on the board of directors for Farm Brothers LLC, IPT, LLC

(dba PayLock Parking Solutions), MTI Partners, LLC, PMH Investors, LLC, Snowbird Resort LLC, City Roasting Company LLC and Ready Foods, LLC. Mr. Rollins was also a certified public accountant with Deloitte & Touche LLP.

Luanne D. Tierney, age 55, was elected as a director on November 5, 2018. Ms. Tierney is a Silicon Valley executive with more than three decades of experience who has held executive position at Cisco Systems, Juniper Networks, and Proofpoint. Ms. Tierney currently serves as the Chief Marketing Officer for Open Systems, where she leads the company's global marketing initiatives. Known as a creative innovator and respected as a leader, Ms. Tierney has successfully built and led complex marketing organizations for several Fortune 500 and mid-market SaaS companies.

Patrick M. DeLong, age 53, has served as President and Chief Executive Officer of Crimson since November 2014 and served as Chief Financial & Operating Officer of Crimson from July 2007 through November 2014. Mr. DeLong served as the Senior Vice President & CFO of Icon Estates, which was a fine wine division of Constellation Brands, Inc., from 2004 to 2006. Mr. DeLong was at the Robert Mondavi Corporation in a variety of roles from 1998 to 2004, including Senior Vice President of Finance & Planning. Mr. DeLong’s early career included ten years in operational and financial leadership roles, including with premium cruise line Holland America Line. Mr. DeLong began his career with Deloitte & Touche LLP in San Francisco.

Karen L. Diepholz, age 55, has served as Chief Financial Officer of Crimson since June 2018. Prior to that, Ms. Diepholz served for three years as the Chief Financial Officer of Vintage Wine Estates, a privately held wine company, where she led many aspects of the operations. From 2011 to 2014 Ms. Diepholz was the Vice President & Chief Financial Officer of Equinox Payments, a payment technology company, and from 2008 to 2011 the Vice President of Financial Planning and Analysis for Hypercom Corporation, a New York Stock Exchange listed global payment technology company. Ms. Diepholz also served as the Vice President, Corporate Controller at Fender Musical Instruments and spent her early career in the consumer products industry in a variety of financial and leadership roles at the The Dial Corporation, now Henkel U.S.

Nicolas M.E. Quillé, MW, age 47, has served as Chief Winemaking and Operations Officer since May 2018. Mr. Quillé was most recently General Manager and Head Winemaker of Banfi Vintners’ boutique portfolio of wineries in the Pacific Northwest. He spent the last 26 years in a variety of winegrowing positions in both France and the United States. In addition to his role with Banfi, his U.S. experience includes winegrowing and management positions with Pacific Rim and Bonny Doon. Prior to moving to the United States, Mr. Quillé worked in Burgundy (Antonin Rodet and Domaine Prieur), Provence (Domaine de la Courtade), Champagne (Laurent Perrier) and Portugal (Taylor’s Port).

Mike S. Cekay, age 47, has served as Senior Vice President of Global Sales of Crimson since May 2012. Mr. Cekay served as the Executive Vice President, Global Sales Manager of Don Sebastiani & Sons from 2009 to 2012. Mr. Cekay was Vice President of Sales at Future Brands LLC from 2007 to 2009. Mr. Cekay was Divisional Sales Vice President for Beam Wine Estates from 2005 to 2007.

Meetings and Committees
During 2018, the Board of Directors met three times. All seven of our then directors attended our 2018 Annual Meeting of Stockholders.
The Board of Directors of the Company has a standing Audit Committee and Compensation Committee. The Board of Directors determined that establishing standing Audit and Compensation Committees is an important element of sound corporate governance.
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
Audit Committee
The Board of Directors has adopted a charter for the Audit Committee, which is available on our website, www.crimsonwinegroup.com. The Audit Committee consists of Mr. Carlson, who serves as the Chairman, Mr. Neikrug and Mr. Rollins. The Board of Directors has determined that Mr. Carlson is qualified as an audit committee financial expert within the meaning of regulations of the SEC and that each of Mr. Carlson, Neikrug and Rollins is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for audit committee members. During 2018, the Audit Committee met four times.
Compensation Committee
The Compensation Committee, formed in 2018, (i) reviews and approves the compensation of the Company’s executive officers, (ii) establishes, oversees and administers compensation policies and programs for the Company’s employees and (iii) administers the Company’s incentive compensation plan. The Board of Directors has adopted a charter for the Compensation Committee, which is available on our website, www.crimsonwinegroup.com. The Compensation Committee currently consists of Mr. Cumming, who serves as the Chairman, and Mr. Rollins, each of whom is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for compensation committee members. Each member of our Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. During 2018, the Compensation Committee met one time.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis except for one Form 4 filing by Ian Cumming and one Form 4 filing by Nicolas M.E. Quillé which were filed late.
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

Item 11.     Executive Compensation.

Introduction

The Compensation Committee makes all decisions regarding executive officer compensation. The Compensation Committee periodically reviews the elements of compensation for executive officers and, subject to any existing employment agreements, sets each element of compensation for the Chief Executive Officer and the other executive officers, including annual base salary and annual incentive bonus.

Stock Ownership Requirements

We do not have a formal stock ownership requirement, although two of our directors, Messrs. John D. Cumming and Joseph S. Steinberg, respectively, beneficially own approximately 11.2% and 11.0% of our outstanding common stock as of March 6, 2019.
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
Executive Compensation

The following table shows, for fiscal years 2018 and 2017, all of the compensation earned by, awarded to or paid to our named executive officers (as defined by Item 402(m)(2) of Regulation S-K).

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Bonus	All Other Compensation (2)	Total
Patrick M. DeLong,	2018	$347,854	$90,000	$23,393	$461,247
President and Chief Executive Officer	2017	$345,000	$120,000	$23,268	$488,268
Craig D. Williams,	2018	$140,972	$60,000	$49,303	$250,275
Chief Operating Officer and Chief Winegrower(3)	2017	$230,000	$70,000	$17,268	$317,268
Mike S. Cekay,	2018	$287,242	$45,000	$21,893	$354,135
Senior Vice President of Sales	2017	$285,000	$57,000	$20,995	$362,995
Nicolas M.E. Quillé,	2018	$148,096	$—	$6,403	$154,499
Chief Operating Officer and Chief Winegrower(4)

(1)    Base salary under employment agreements with subsequent increases at the Board of Director’s sole discretion. For Mr. Williams includes $15,833 of directors fees paid in 2018 following his resignation as described in footnote 3 below.
(2)    Includes 401k contributions, health club reimbursements and car allowance paid by the Company. For Mr. Williams includes $42,000 of consulting fees paid in 2018.
(3)    Effective May 21, 2018, Craig D. Williams resigned from his role as an officer of the Company.
(4)    Effective May 21, 2018, Nicolas M.E. Quillé became an employee of the Company.

Executive Agreements

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

Nicolas M.E. Quillé. On March 14, 2018, we entered into an agreement with Mr. Quillé. The agreement continues until terminated by us or Mr. Cekay at any time and for any reason or for no reason with or without notice. Mr. Quillé is eligible for an annual bonus in an amount to be determined by us in our discretion up to 40% bonus target of base salary. The amount of any annual bonus will be based upon our performance and Mr. Quillé’s performance, as determined by us, against goals mutually agreed upon between Mr. Quillé and us. Pursuant to the agreement, Mr. Quillé is also eligible to receive a car allowance benefit of $1,400 per month and participate in standard company benefits. Mr. Quillé is entitled to certain benefits if his employment is terminated or upon other events. See “Potential Payments on Termination or Change of Control” below.

Craig D. Williams. Effective May 21, 2018, Mr. Williams resigned from the Company as Chief Operating Officer and Chief Winegrower. Following Mr. Williams’ resignation, on June 1, 2018 the Company entered into a consulting agreement (the “Initial Consulting Agreement”) with Mr. Williams pursuant to which Mr. Williams provided winemaking consulting services.  Under the Initial Consulting Agreement, Mr. Williams was paid a $6,000 monthly retainer for his consulting services, and was entitled to be reimbursed for his out-of-pocket expenses.  On January 30, 2019, the Company and Mr. Williams entered into a new consulting agreement (the “New Consulting Agreement”) to replace the Initial Consulting Agreement.  Under the New Consulting Agreement, the Company will pay Mr. Williams for his services at the rate of $250 per hour, and Mr. Williams will be reimbursed for his out-of-pocket expenses.  The parties estimate that Mr. Williams will provide 40 hours of consulting services each year under the New Consulting Agreement.

Potential Payments on Termination or Change of Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s employment agreement if, as of December 31, 2018, their employment had been terminated (including termination in connection with a change in control). Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

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

Nicolas M.E. Quillé. In the event Mr. Quillé’s employment is terminated by us without cause, by him with good reason or by a successor (whether direct, indirect, by purchase, merger, consolidation or otherwise) before a change in control, he shall be entitled to continue to receive as severance, payment, in accordance with our current payroll practices, of his base salary in effect at the time of termination for 12 months. The Company will make available COBRA benefits for 18 months, subject to legal limitations at the time, and reimbursement of up to 3 months of COBRA cost.

Director Compensation

As approved in March 2013, our non-employee directors receive an annual retainer of $25,000 for serving on the Board of Directors and a per meeting fee of $2,500 for each Board, committee or shareholder meeting attended in person. Mr. Carlson receives an additional $26,000 annually for serving as Chairman of the Audit Committee, and Messers. Neikrug and Rollins receive an additional $17,000 annually for serving on the Audit Committee. Mr. Cumming receives an additional $26,000, annually for serving as the Chairman of the Compensation Committee and Mr. Rollins receives as additional $17,000, annually for serving on the Compensation Committee. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings. The 2018 director compensation for our non-employee directors is set forth below. See “Summary Compensation Table” above for details of Mr. Williams’ compensation.

Director Compensation Table
Name	Fees paid in cash	All Other Compensation	Total
Directors
Douglas Carlson(1)	$61,000	$—	$61,000
Avraham M. Neikrug(1)	$52,000	$—	$52,000
John D. Cumming(2)	$41,500	$—	$41,500
Joseph S. Steinberg	$35,000	$—	$35,000
Francesca H. Schuler(3)	$29,715	$—	$29,715
Colby Rollins(1)(2)	$28,917	$—	$28,917
Luanne Tierney(4)	$—	$—	$—

(1)    Member of the audit committee.
(2)    Member of the compensation committee.
(3)    Ms. Schuler resigned from the Board of Directors effective August 20, 2018.
(4)    Ms. Tierney was elected to the board of directors effective November 5, 2018.

Compensation Policies and Risk Management

The Company does not have a formal compensation plan for any of its employees. Annually, the Compensation Committee will consider making incentive compensation awards that are purely discretionary, taking into account the employee’s individual performance as well as the Company’s performance for the particular year. Accordingly, the Company believes that its compensation policies do not reward employees for imprudent risk taking.

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

Present Beneficial Ownership

Set forth below is certain information as of March 6, 2019, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common shares, which is our only class of voting securities, (2) each director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by our directors and (5) all of our executive officers and directors as a group. The percentage ownership information under the column entitled “Percent of Class” is based on 23,604,783 shares of common stock outstanding as of March 6, 2019. Unless otherwise stated, the business address of each person listed is c/o Crimson Wine Group, 2700 Napa Valley Corporate Drive, Suite B, Napa, CA 94558.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Named directors and executive officers
John D. Cumming	2,648,724	(a)	11.2%
Joseph S. Steinberg	2,593,548	(b)	11.0%
Patrick M. DeLong	20,039		0.1%
Douglas M. Carlson	5,000		*
Avraham M. Neikrug	4,030	(c)	*
Craig D. Williams	1,000		*
Karen L. Diepholz	1,000		*
Nicolas M.E. Quillé	200		*
Mike S. Cekay	100		*
Luanne Tierney	—		*
All directors and executive officers as a group (10)	5,273,641		22.3%
Charitable foundations and 5% or greater stockholder
Cumming Foundation	18,320	(d)	0.1%
John D. Cumming Family Foundation	9,166	(e)	*
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	33,000	(f)	0.1%
Beck, Mack & Oliver LLC	2,587,837	(g)	11.0%
565 Fifth Avenue
New York, NY 10017
Mario J. Gabelli	1,225,503	(h)	5.2%
One Corporate Center
Rye, New York 10580-1435
* Less than 0.1%.

(a)
Includes 237,896 (1.0%) shares owned directly by Mr. John D. Cumming and 2,410,828 (10.2%) shares owned by the Estate of Ian M. Cumming. Mr. John D. Cumming serves as Personal Representative of the Estate of Ian M. Cumming and has sole voting and dispositive control over the shares owned by the Estate.

(b)
Includes 15,120 (less than 0.1%) shares of common stock beneficially owned by Mr. Steinberg’s wife and daughter, 1,786,627 (7.6%) shares of common stock held by corporations that are wholly owned by Mr. Steinberg, or held by corporations that are wholly owned by family trusts as to which Mr. Steinberg has sole voting and dispositive control, or held by such trusts, and 323,582 (1.4%) shares of common stock held in a trust for the benefit of Mr. Steinberg’s children as to which Mr. Steinberg may be deemed to be the beneficial owner.

(c)	Includes 30 shares of common stock owned of record by Mr. Neikrug’s minor son.

(d)	Mr. John D. Cumming is a trustee of the Cumming Foundation, a private charitable foundation, and disclaims beneficial ownership of the shares of common stock held by the foundation.

(e)
Mr. John D. Cumming is President and a director of the John D. Cumming Family Foundation, a private charitable foundation, and disclaims beneficial ownership of the shares of common stock held by the foundation.

(f)	Mr. Steinberg and his wife are the trustees of the charitable trust. Mr. Steinberg and his wife disclaim beneficial ownership of the shares of common stock held by the charitable trust.

(g)	Based on Schedule 13G filed by Beck, Mack & Oliver LLC with the SEC on February 4, 2019.

(h)
Based on Schedule 13D filed by Mr. Gabelli with the SEC on March 3, 2016. All shares are held directly or indirectly in entities that Mr. Gabelli either controls or for which he acts as chief investment officer, including 345,000 shares (1.5%) owned by GAMCO Asset Management Inc., 370,503 shares (1.6%) owned by Gabelli Funds, LLC and 510,000 shares (2.2%) owned by Teton Advisors, Inc.

As of March 6, 2019, Cede & Co. held of record 19,420,573 shares of our common stock (approximately 82.3% of our total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.
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

Director Independence

The Board of Directors has determined that Messrs. Cumming, Steinberg, Neikrug, Carlson, Rollins and Ms. Tierney are independent applying the NASDAQ Stock Market’s listing standards for independence.

Item 14.     Principal Accountant Fees and Services.

Prior to formation of the Audit Committee, the Board of Directors adopted a policy for pre-approval by the Audit Committee of all audit and non-audit work performed by the Company’s independent registered public accounting firm and has pre-approved (i) certain general categories of work where no specific case-by-case approval is necessary (“general pre-approvals”) and (ii) categories of work which require the specific pre-approval of the Audit Committee (“specific pre-approvals”). For additional services or services in an amount above the annual amount that has been pre-approved, additional authorization from the Audit Committee is required. The Audit Committee has delegated to the Chairman of the Audit Committee the ability to pre-approve all of these services in the absence of the full committee. Any pre-approval decisions made by the Chairman of the Audit Committee under this delegated authority will be reported to the full Audit Committee. All requests for services to be provided by our independent registered public accounting firm that do not require specific approval by the Audit Committee must be submitted to the Chief Financial Officer of the Company, who determines whether such services are in fact within the scope of those services that have received the general pre-approval of the Audit Committee. The Chief Financial Officer reports to the Audit Committee periodically, at a minimum quarterly.

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to our independent registered public accounting firm for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K, the review of financial statements included in the Company’s Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. Audit Related Fees include professional services for the audit of the Company’s 401K plan, including compliance with regulatory matters, consulting with respect to technical accounting and disclosure rules. For the year ended December 31, 2017, Moss Adams, LLP, our then independent registered public accounting firm, did not perform any tax related services for the Company. For the year ended December 31, 2018, BPM LLP, our independent registered public accounting firm did not perform any tax related services for the Company.
During the fiscal years ended December 31, 2018 and 2017, fees paid to the Company’s independent public accountants, consisted of the following:
໿

	Year Ended December 31,
	2018	2017
Audit fees	$285,000	$302,000
Audit-related fees	10,000	10,000
Total	$295,000	$312,000

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(2)	Financial Statement Schedules.
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

2.1
Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Jefferies Financial Group Inc. (formerly known as Leucadia National Corporation) (filed as Exhibit 2.1 to the Company’s Form 8-K, filed on February 25, 2013 (the “February 25, 2013 Form 8-K”)).*

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
10.4
Administrative Services Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Jefferies Financial Group Inc. (formerly known as Leucadia National Corporation) (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 25, 2013).*

10.5
First Amendment to Administrative Services Agreement, dated August 1, 2013, between Crimson Wine Group, Ltd. and Jefferies Financial Group Inc. (formerly known as Leucadia National Corporation) (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2013).*

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

10.17
Trust Deed, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.4 to Form 8–K filed on July 3, 2017).*

10.18
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from A Fine Old Building, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.5 to Form 8–K filed on July 3, 2017).*

10.19
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.6 to Form 8–K filed on July 3, 2017).*

10.20
Second Amendment to Credit Agreement, dated March 21, 2018 by and among Crimson Wine Group, Ltd. Pine Ridge Winery, LLC., Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC and American AgCredit FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2018). *

10.21	Offer Letter and Termination Agreement between Crimson Wine Group, Ltd. and Karen L. Diepholz, dated May 31, 2018 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 8, 2018).*
10.22	Offer Letter and Termination Agreement between Crimson Wine Group, Ltd. and Nicolas M.E. Quillé, dated March 14, 2018 (filed herewith). ** +
10.23	Consulting Agreement between Crimson Wine Group, Ltd. and Craig Williams, dated June 1, 2018 (filed herewith)** +
21.1	List of Subsidiaries of Crimson Wine Group, Ltd. (filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10–12G).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
Financial statements from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Income Statements, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.**

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

CRIMSON WINE GROUP, LTD.

March 12, 2019	By:	/s/ Patrick M. DeLong
Name: Patrick M. DeLong
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 12, 2019 By:	/s/ Patrick M. DeLong	President and Chief Executive Officer
	Patrick M. DeLong	(Principal Executive Officer)

March 12, 2019 By:	/s/ Karen L. Diepholz	Chief Financial Officer
	Karen L. Diepholz	(Principal Financial and Accounting Officer)

March 12, 2019 By:	/s/ John D. Cumming	Chairman of the Board of Directors
John D. Cumming

March 12, 2019 By:	/s/ Joseph S. Steinberg	Director
Joseph S. Steinberg

March 12, 2019 By:	/s/ Avraham M. Neikrug	Director
Avraham M. Neikrug

March 12, 2019 By:	/s/ Douglas M. Carlson	Director
Douglas M. Carlson

March 12, 2019 By:	/s/ Craig D. Williams	Director
Craig D. Williams

March 12, 2019 By:	/s/ Colby Rollins	Director
Colby Rollins

March 12, 2019 By:	/s/ Luanne Tierney	Director
Luanne Tierney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Crimson Wine Group, Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Crimson Wine Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BPM LLP

We have served as the Company’s auditor since 2018.

Santa Rosa, California
March 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Crimson Wine Group, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Crimson Wine Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Moss Adams LLP
Santa Rosa, California
March 14, 2018
We served as the Company’s auditor from 2012 to 2018.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$9,376	$9,792
Investments available for sale	19,213	19,956
Accounts receivable, net	7,285	3,981
Inventory	77,267	75,458
Other current assets	1,955	1,328
Assets held for sale	638	—
Total current assets	115,734	110,515
Property and equipment, net	126,230	129,018
Goodwill	1,262	1,262
Intangible assets and other non-current assets, net	11,859	13,214
Total non-current assets	139,351	143,494
Total assets	$255,085	$254,009
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$12,595	$10,323
Customer deposits	375	593
Current portion of long-term debt, net of unamortized loan fees	1,125	1,125
Total current liabilities	14,095	12,041
Long-term debt, net of current portion and unamortized loan fees	22,180	23,305
Deferred rent, non-current	23	63
Deferred tax liability, net	5,608	4,881
Total non-current liabilities	27,811	28,249
Total liabilities	41,906	40,290
Commitments and Contingencies (Note 15)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,714,208
and 23,997,385 shares issued and outstanding at each of December 31, 2018 and 2017, respectively	237	240
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive loss	(19)	(23)
Accumulated deficit	(64,559)	(64,018)
Total equity	213,179	213,719
Total liabilities and equity	$255,085	$254,009

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	Year ended December 31,
	2018	2017	2016
Net sales	$67,766	$63,222	$64,621
Cost of sales	36,110	31,257	31,653
Gross profit	31,656	31,965	32,968
Operating expenses:
Sales and marketing	16,385	15,394	15,834
General and administrative	10,634	10,769	10,653
Total operating expenses	27,019	26,163	26,487
Net loss on disposals of property and equipment	176	204	242
Restructuring costs	1,348	—	—
Income from operations	3,113	5,598	6,239
Other (expense) income:
Interest expense	(1,179)	(910)	(840)
Other income, net	797	586	498
Total other expense, net	(382)	(324)	(342)
Income before income tax provision (benefit)	2,731	5,274	5,897
Income tax provision (benefit)	753	(908)	2,619
Net income	$1,978	$6,182	$3,278
Basic and fully diluted weighted-average shares outstanding	23,897	23,997	24,124
Basic and fully diluted earnings per share	$0.08	$0.26	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2018	2017	2016
Net income	$1,978	$6,182	$3,278
Other comprehensive income:
Net unrealized holding gains (losses) on investments arising during the period, net of tax	4	(28)	52
Comprehensive income	$1,982	$6,154	$3,330

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2018	2017	2016
Net cash flows from operating activities:
Net income	$1,978	$6,182	$3,278
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	7,578	7,142	6,691
Amortization of intangible assets	1,399	1,558	1,556
Amortization of loan fees	15	11	7
Loss on change in fair value of contingent consideration	13	36	87
Loss on write-down of inventory	555	254	207
Provision for doubtful accounts	—	7	—
Restructuring charges	1,348	—	—
Impairment charges	24	—	—
Net loss on disposal of property and equipment	176	204	242
Deferred rent	(32)	(25)	(18)
Provision (benefit) for deferred income tax	724	(1,495)	2,772
Net change in operating assets and liabilities:
Accounts receivable	(3,304)	1,073	1,292
Inventory	(2,364)	(8,856)	(7,279)
Other current assets	(627)	401	122
Other non-current assets	(2)	7	159
Accounts payable and accrued liabilities	1,404	(305)	1,075
Customer deposits	(218)	226	(18)
Net cash provided by operating activities	8,667	6,420	10,173
Net cash flows from investing activities
Acquisition of Seven Hills Winery	—	—	(7,320)
Purchase of available for sale debt securities	(11,750)	(5,750)	(5,750)
Redemption of available for sale debt securities	12,500	9,500	7,500
Acquisition of property and equipment	(6,087)	(13,995)	(14,929)
Proceeds from disposals of property and equipment	99	42	53
Net cash used in investing activities	(5,238)	(10,203)	(20,446)
Net cash flows from financing activities:
Proceeds from issuance of term loan	—	10,000	—
Principal payments on long-term debt	(1,140)	(765)	(640)
Payment of loan fees	(42)	(98)	—
Payment of contingent consideration	(141)	(357)	—
Repurchase of common stock	(2,522)	—	(2,625)
Net cash (used in) provided by financing activities	(3,845)	8,780	(3,265)
Net (decrease) increase in cash and cash equivalents	(416)	4,997	(13,538)
Cash and cash equivalents - beginning of year	9,792	4,795	18,333
Cash and cash equivalents - end of year	$9,376	$9,792	$4,795
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$1,312	$831	$722
Income tax payments, net	$507	$—	$—
Non-cash investing and financing activity:
Unrealized holding gains (losses) on investments, net of tax	$4	$(28)	$52
Acquisition of property and equipment accrued but not yet paid	$336	$264	$1,098
Contingent consideration for the acquisition of Seven Hills Winery	$—	$—	$610

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2015	24,306,556	$243	$277,520	$(47)	$(70,856)	$206,860
Net income	—	—	—	—	3,278	3,278
Other comprehensive income	—	—	—	52	—	52
Repurchase of common stock	(309,171)	(3)	—	—	(2,622)	(2,625)
Balance, December 31, 2016	23,997,385	240	277,520	5	(70,200)	207,565
Net income	—	—	—	—	6,182	6,182
Other comprehensive loss	—	—	—	(28)	—	(28)
Balance, December 31, 2017	23,997,385	240	277,520	(23)	(64,018)	213,719
Net income	—	—	—	—	1,978	1,978
Other comprehensive income	—	—	—	4	—	4
Repurchase of common stock	(283,177)	(3)	—	—	(2,519)	(2,522)
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(64,559)	$213,179

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.

Notes to Consolidated Financial Statements

1.    Nature of Operations

Crimson is in the business of producing and selling ultra-premium plus wines (i.e., wines that retail for over $16 per 750ml bottle). Crimson is headquartered in Napa, California and through its wholly-owned subsidiaries owns seven primary wine estates and brands: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards, Seghesio Family Vineyards, Double Canyon, Seven Hills Winery, and Malene Wines.

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns 160 acres, and controls through leasing arrangements an additional two acres, of estate vineyards in five Napa Valley, California appellations – Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. Approximately 150 acres are currently planted.

Archery Summit was created by Crimson in 1993. Archery Summit owns 106 acres, and controls through leasing arrangements an additional 17 acres of estate vineyards in the Willamette Valley, Oregon. Approximately 102 acres are currently planted.

Double Canyon vineyard land was acquired in 2005 and is located in the Horse Heaven Hills of Washington’s Columbia Valley. In September 2017, Double Canyon completed construction of a 47,000 square-foot wine production facility in West Richland, Washington. Double Canyon owns 185 acres of vineyards in the Horse Heaven Hills appellation in Washington, of which 107 acres are currently planted.

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973. Chamisal Vineyards owns 96 acres of vineyards in the Edna Valley, California, of which 84 acres are currently planted.

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns 313 acres of vineyards in two Sonoma County, California appellations, the Alexander Valley and Russian River Valley, of which approximately 285 acres are currently planted.

Seven Hills Winery, which has been conducting operations since 1988, was acquired in January 2016 and is located in Walla Walla, Washington. The Company also purchased land, primarily in the Walla Walla Valley. The land purchase encompassed 109 acres of vineyards and apple orchards, of which 106 acres are currently planted.

Malene Wines was created by Crimson in 2016 and owns two Airstream travel trailers one of which serves as its home and wine experience in the Edna Valley, California. Malene wines has certain estate acres within the Chamisal Vineyards property and its wines are produced at the Chamisal winemaking facility.

Crimson’s revenue model is a combination of direct to consumer and wholesale distributor sales. The Company’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically and in over 35 countries throughout the world. References to cases of wine herein refer to nine-liter equivalent cases. In addition, Crimson’s wines are available, where legal, via eCommerce sites and social media platforms from the wine estates and third party websites and social media platforms.

2.    Significant Accounting Policies

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

Inventory - Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $0.6 million, $0.3 million and $0.2 million were recorded during the years ended December 31, 2018, 2017 and 2016, respectively.

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

Recoverability of assets is measured using a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is described in Note 1 above. During the year ended December 31, 2018, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of apple orchards held for sale to fair value less costs to sell. The Company did not recognize any impairment charges associated with long-lived assets during years ended December 31, 2017 and 2016.

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

(c) Cash and cash equivalents: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. The Company had no short-term investments considered to be cash and cash equivalents at December 31, 2018 and 2017.

(d) Financial instruments and fair value: Investments available for sale include a U.S. Treasury Note and Certificates of Deposits at December 31, 2018 and 2017. All of the Company’s available for sale securities are classified as either Level 1 or Level 2 (see ‘Fair value hierarchy’ section below) and are recorded at fair value. Available for sale securities that mature greater than 12 months from original investment are recorded as short-term because the securities represent the investment of funds that are available for current operations. Net unrealized gains and losses, net of tax, on available for sale securities are recorded in accumulated other comprehensive income (loss). Unrealized losses that are considered other than temporary are recorded in other income (expense), net, with the corresponding reduction to the carrying basis of the investment. No other than temporary losses were recorded during the three year period ended December 31, 2018.

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

(e) Accounts receivable: Accounts receivable are reported at net realizable value. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.1 million at December 31, 2018 and 2017. Interest is not accrued on past-due amounts. Accounts are charged against the allowance to bad debt as they are deemed uncollectible based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends.

(f) Property and equipment: Property and equipment are stated at cost and are depreciated using the straight-line method over the related assets estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Costs incurred developing vineyards are capitalized until the vineyard becomes commercially productive. Interest is capitalized during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. During the years ended December 31, 2018, 2017, and 2016 capitalized interest was less than $0.1 million, $0.2 million, and $0.1 million, respectively.

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

(h) Concentrations of risk: The Company sells the majority of its wine through distributors and retailers. Receivables arising from these sales are not collateralized. During the year ended December 31, 2018, sales to one customer accounted for approximately 11% of total sales. Amounts due from this customer represented 22% of net accounts receivable as of December 31, 2018. During the year ended December 31, 2017, sales to one customer accounted for approximately 12% of total sales. Amounts due from this customer represented approximately 23% of net accounts receivable as of December 31, 2017. During the year ended December 31, 2016 sales to one customers accounted for approximately 12% of total sales.

The Company maintains its cash in bank deposit accounts that, at times, may exceed FDIC insurance thresholds.

(i) Revenue recognition: The Company recognizes revenue from product sales upon shipment or delivery provided that persuasive evidence of an arrangement exists, which for sales to wholesalers is a purchase order, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. The cost of depletion allowances and price promotions are treated as reductions of revenues and can be reasonably estimated based upon experience. Revenue from products sold through retail locations, wine clubs and the internet is recognized when the product is either received by the customer (on-site sales) or shipped to the customer (wine club and internet sales) and payment is received, based on published retail prices and applicable published discounts. Revenue includes any shipping and handling costs billed to the customer, and such amounts are not expected to be sufficient to cover actual costs. Revenue from services are recognized when contract specific performance obligations are met, title has transferred, and collection of resulting receivables is reasonably assured.

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

(k) Taxes not on income: Excise taxes are levied by government agencies on the sale of alcoholic beverages, including wine. These taxes are not collected from customers but are instead the responsibility of the Company. Excise taxes of $0.8 million, $1.1 million and $1.2 million in the years ended December 31, 2018, 2017 and 2016, respectively, were recognized as a reduction to wine sales. Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

(l) Advertising costs: Advertising costs are expensed as incurred and were $0.2 million for the year ended December 31, 2018 and 2017, respectively, and $0.3 million year ended December 31, 2016.

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
Standards that are not yet adopted
ASU 2016-02, Leases (Topic 842) (Subsequently updated with ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20)
Increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.
January 1, 2019, early adoption is permitted for the Company.
The Company is currently evaluating the impact of the adoption of this new standard on its consolidated financial statements and has yet to determine the overall impact this ASU is expected to have. Management currently anticipates recognizing a right-of-use asset and a lease liability associated with its long-term operating leases.

ASU 2017-04, Goodwill and Other (Topic 350)
Eliminates Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
		January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)	Allows the company to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings.	January 1, 2019, early adoption is permitted for the Company.	The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.
ASU 20108-13, Fair Value Measurement (Topic 820)	Improves the disclosures related to fair value by removing, modifying or adding disclosure requirements related to recurring and non-recurring fair value measurements.	January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)
Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirement of capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license).
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
January 1, 2018
The Company adopted ASU 2014-09 using the modified retrospective method on January 1, 2018. Based on the new guidance, the Company will continue to recognize revenue at a particular point in time for its contracts with customers. Therefore, the adoption of ASC 606 did not result in a cumulative-effect adjustment to opening retained earnings. See Note 2 “Revenue,” for further information.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10)
Requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements.
		January 1, 2018	The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
ASU 2017-01, Business Combinations (Topic 805)	Clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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

3.     Revenue

Revenue Recognition

Revenue is recognized once performance obligations under the terms of the Company’s contracts with its customers have been satisfied; this occurs at a point in time when control of the promised product or service is transferred to customers. Generally, majority of the Company’s contracts with its customers have a single performance obligation and are short term in nature. Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company accounts for shipping and handling activities as costs to fulfill its promise to transfer the associated products. Accordingly, the Company records amounts billed for shipping and handling costs as a component of net sales, and classifies such costs as a component of costs of sales. The Company’s products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been material to the Company.

Wholesale Segment

The Company sells its wine to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the wine out of the Company’s third-party warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 120 days. The Company pays depletion allowances to its wholesale distributors based on their sales to their customers. The Company estimates these depletion allowances and records such estimates in the same period the related revenue is recognized, resulting in a reduction of wholesale product revenue and the establishment of a current liability. Subsequently, wholesale distributors will bill the Company for actual depletions, which may be different from the Company’s estimate. Any such differences are recognized in sales when the bill is received. The Company has historically been able to estimate depletion allowances without significant differences between actual and estimated expense.

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

The Company provides custom winemaking services at Double Canyon’s state-of-the-art winemaking facility (“Washington Winemaking Facility”). Custom winemaking services are made under contracts with customers which include specific protocols, pricing, and payment terms and generally have a duration of less than one year. The customer retains title and control of the wine during the winemaking process. The Company recognizes revenue when contract specific performance obligations are met.

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

Refer to Note 14 “Business Segment Information,” for revenue by sales channel amounts for the year ended December 31, 2018.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its consolidated balance sheets, and represents a contract liability.

The following table reflects changes in the contract liability balance during the year ended December 31, 2018 (in thousands):

Outstanding at beginning of period (December 31)	$593
Increase (decrease) attributed to:
Upfront payments	55,333
Revenue recognized	(55,551)
Outstanding at end of period	$375

Revenue recognized during the year ended December 31, 2018 which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance to bad debt as they are deemed uncollectable based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company does not have any contract assets associated with the future right to invoice its customers. The Company’s account receivable balance is net of an allowance for doubtful accounts of $0.1 million at December 31, 2018 and 2017.

4.     Restructuring

During the first quarter of 2018, the Company committed to various restructuring activities including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations.

Restructuring charges of $1.3 million incurred in the year ended December 31, 2018 consisted of $0.8 million employee related costs, $0.4 million of asset impairment charges associated with leasehold improvements under the terminated operating lease agreement and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company expects to incur an additional $0.1 million in severance and other restructuring charges in the first quarter of 2019, and it may incur additional charges in future periods should additional restructuring activities be rolled out. The Company will continue to assess the need for additional restructuring activities during 2019 and expects the restructuring program to be completed by the end of the first quarter of 2019.

A roll forward of the liability recognized related to restructuring activities as of December 31, 2018 is as follows (in thousands):

	Balance at December 31, 2017	Additions	Payments	Balance at December 31, 2018
Employee related restructuring activity	$—	$851	$(295)	$556

5.    Inventory

A summary of inventory at December 31, 2018 and 2017 is as follows (in thousands):໿

	December 31, 2018	December 31, 2017
Finished goods	$37,447	$40,778
In-process goods	38,902	34,080
Packaging and bottling supplies	918	600
Total inventory	$77,267	$75,458

6.    Property and Equipment

A summary of property and equipment at December 31, 2018 and 2017 and depreciation and amortization for the years ended December 31, 2018, 2017 and 2016, is as follows (in thousands):

	Depreciable Lives
	(in years)	December 31, 2018	December 31, 2017
Land and improvements	N/A	$46,164	$46,566
Buildings and improvements	20-40	60,229	58,946
Vineyards, orchards and improvements	7-25	36,458	37,090
Winery and vineyard equipment	3-25	40,724	38,631
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,943	3,353
Construction in progress	N/A	1,554	1,814
Total		194,711	192,039
Accumulated depreciation and amortization		(68,481)	(63,021)
Property and equipment, net		$126,230	$129,018

	Year ended December 31,
Depreciation and amortization:	2018	2017	2016
Capitalized into inventory	$5,890	$5,606	$5,280
Expensed to general and administrative	1,688	1,536	1,411
Total depreciation and amortization	$7,578	$7,142	$6,691

During 2018, the Company began actively marketing 36 acres of apple orchards for sale as it does not intend to replant these orchards with vineyards. As of December 31, 2018, the Company had $0.6 million of assets held for sale classified as current assets on the consolidated balance sheets that represent the net book value of these apple orchards. During the year ended December 31, 2018, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the apple orchards to fair value less cost to sell. The Company recorded an additional impairment charge of less than $0.1 million during the first quarter of 2019 due to a decrease in the estimated fair value of the apple orchards. Impairment charges were recorded to other income (expense), net in the consolidated income statements. The Company expects to complete the sale of the apple orchards within the next twelve months.

7.    Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of December 31, 2018 and 2017 are as follows (in thousands):

December 31, 2018	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$19,250	$19,250	$—	$(37)	$—	$19,213	$19,213

December 31, 2017	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Note	$6,000	$6,000	$—	$(1)	$5,999	$—	$5,999
Certificates of Deposit	14,000	14,000	2	(45)	—	13,957	13,957
Total	$20,000	$20,000	$2	$(46)	$5,999	$13,957	$19,956

Gross unrealized losses on available-for-sale securities were less than $0.1 million as of December 31, 2018, and the Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2018 and 2017, other than the assets and liabilities related to the Seven Hills Winery acquisition, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of December 31, 2018 the Company has estimated the fair value of its outstanding debt to be approximately $20.8 million compared to its carrying value of $23.5 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

8.    Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at December 31, 2018 and 2017, and amortization expense for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

		December 31, 2018			December 31, 2017
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$7,904	$10,096	$18,000	$6,841	$11,159
Distributor relationships	10 - 14	2,700	1,438	1,262	2,700	1,242	1,458
Customer relationships	7	1,900	1,900	—	1,900	1,787	113
Legacy permits	14	250	135	115	250	118	132
Trademark	20	200	103	97	200	93	107
Total		$23,050	$11,480	$11,570	$23,050	$10,081	$12,969
Other non-current assets				289			245
Total intangible and other non-current assets, net				$11,859			$13,214

					Year Ended December 31,
Amortization expense					2018	2017	2016
Total amortization expense					$1,399	$1,558	$1,556

The estimated aggregate future amortization of intangible assets as of December 31, 2018 is identified below (in thousands):

Years Remaining:	Amortization
2019	$1,286
2020	1,286
2021	1,286
2022	1,286
2023	1,286
Thereafter	5,140
Total	$11,570

9.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Accounts payable and accrued grape expenses	$7,733	$5,412
Accrued compensation related expenses	2,935	2,225
Sales and marketing	441	324
Acquisition of property and equipment	336	264
Accrued interest	334	324
Depletion allowance	285	608
Production and farming	154	307
Contingent consideration liability related to Seven Hills Winery	146	308
Litigation settlement accrual	—	390
Other accrued expenses	231	161
Total accounts payable and other accrued liabilities	$12,595	$10,323

10.    Debt

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

The Revolving Loan is for up to $10.0 million in the aggregate for a five years term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen years term. All obligations of Crimson under the 2013 Revolving Credit Facility are collateralized by certain real property, including vineyards and certain winery facilities of Crimson, accounts receivable, inventory and intangible assets. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. The 2013 Revolving Credit Facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets. No amounts have been borrowed under the 2013 Revolving Credit Facility to date.

Details of the Company’s debt as of December 31, 2018 and 2017 were as follows (dollars in thousands):

	December 31, 2018			December 31, 2017
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$640	$13,440	$14,080	$640	$14,080	$14,720	5.24%	October 1, 2040
2017 Term Loan	500	8,875	9,375	500	9,375	9,875	5.39%	July 1, 2037
Total debt	1,140	22,315	23,455	1,140	23,455	24,595
Unamortized loan fees	(15)	(135)	(150)	(15)	(150)	(165)
Total debt, net of unamortized loan fees	$1,125	$22,180	$23,305	$1,125	$23,305	$24,430

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2018, $14.1 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2018, $9.4 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

The Company was in compliance with all debt covenants as of December 31, 2018.

During the year ended December 31, 2017, $0.2 million of interest expense was capitalized associated with the buildout of the Washington Winemaking Facility and other capital projects. The Washington Winemaking Facility was completed in September 2017.

A summary of debt maturities as of December 31, 2018 is as follows (in thousands):

Principal due in 2019	$1,140
Principal due in 2020	1,140
Principal due in 2021	1,140
Principal due in 2022	1,140
Principal due in 2023	1,140
Principal due thereafter	17,755
Total	$23,455

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

In March 2016, the Board of Directors of the Company authorized a share repurchase program (the “2016 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2016 Repurchase Program, any repurchased shares were constructively retired, and on November 14, 2016, the 2016 Repurchase Program was completed. Under the total 2016 Repurchase Program the Company repurchased 232,461 shares at an original repurchase price of $2.0 million.

In March 2018, the Company commenced a share repurchase program (the “2018 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2018 Repurchase Program, any repurchased shares were constructively retired, and on September 19, 2018, the 2018 Repurchase Program was completed. Under the total 2018 Repurchase Program the Company repurchased 217,377 shares at an original repurchase price of $2.0 million.

In December 2018, the Company commenced a share repurchase program (the “2019 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Repurchase Program, any repurchased shares were constructively retired. At December 31, 2018, the Company repurchased 65,800 shares at an original purchase price of $0.5 million. Through March 6, 2019, the Company has repurchased 175,225 shares at an original repurchase price of $1.4 million.

12.    Income Taxes

On December 22, 2017, the U.S. enacted tax legislation the Tax Cut and Jobs Act (Public Law 115-97, “TCJA” or “tax reform” or "Tax Act"), which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 34% to 21%, limiting the deductibility of interest expense; implementing full cost recovery, and imposing further limitations on meals and entertainment. We reasonably estimated the effects of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the Tax Act of approximately $2.9 million as a result of revaluing our net deferred tax liability. In 2018, we completed our determination of the accounting implications of the U.S. Tax Act.

The provision (benefit) for income taxes for years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
State income tax provision
Current	$90	$38	$(22)
Deferred	145	448	773
Total state income tax provision	235	486	751
Federal income tax provision (benefit)
Current	(64)	558	(160)
Deferred	582	(1,952)	2,028
Total federal income tax provision (benefit)	518	(1,394)	1,868
Total income tax provision (benefit)	$753	$(908)	$2,619

The Company's income tax returns are subject to examination in the U.S. federal and state jurisdictions. To the extent the Company has unutilized net operating loss (“NOL”) carryforwards, the statute of limitations does not begin to run until the NOL carryforwards are utilized. Therefore, for federal and state tax purposes, the Company has tax years open dating back to 2006. The Company currently has no unrecognized tax benefits, and it is not reasonably possible to estimate the amount by which that could increase in the next twelve months since the timing of examinations, if any, is unknown.

The principal components of deferred taxes at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax asset
California NOL carryforward	$867	$1,061
Inventory	622	43
Federal NOL carryforward	212	—
Accrued vacation	171	155
Accrued severance	150	—
California alternative minimum tax credit	150	101
Other	77	174
Total deferred tax asset	2,249	1,534
Deferred tax liability
Property and equipment	(6,966)	(5,691)
Intangible assets and goodwill	(814)	(626)
Other	(77)	(98)
Total deferred tax liability	(7,857)	(6,415)
Net deferred tax liability, non-current	$(5,608)	$(4,881)

As of December 31, 2018, the amount and expiration dates of the Company’s NOL carryforwards are as follows (in thousands):

Federal
Carried forward indefinitely	$1,012

State
2027-2032	$12,490

Under certain circumstances, the ability to use the NOL carryforwards and future deductions could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company’s certificate of incorporation includes a charter restriction that prohibits transfers of the Company’s common stock under certain circumstances.

The table below reconciles the expected statutory income tax rate to the actual income tax provision (benefit) (in thousands):

	2018	2017	2016
Expected federal income tax expense	$573	$1,793	$2,005
State income tax expense	192	317	477
Revaluation of deferred tax liability due to tax reform	—	(2,929)	—
Other, net	(12)	(89)	137
Total	$753	$(908)	$2,619

13.    Employee Benefit Plan

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The Company matches 25% of a participant’s salary deferral, subject to regulatory limitations. Total Company contributions to the plan were $0.3 million for each of the years ended December 31, 2018, 2017, and 2016.

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the years ended December 31, 2018, 2017, and 2016, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.
໿
໿
໿

	Year Ended December 31,
	Wholesale			Direct to Consumer			Other/Non-Allocable			Total
(in thousands)	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net sales	$34,673	$34,420	$36,946	$25,495	$24,220	$23,099	$7,598	$4,582	$4,576	$67,766	$63,222	$64,621
Cost of sales	20,174	19,370	20,263	8,193	7,386	6,829	7,743	4,501	4,561	36,110	31,257	31,653
Gross profit (loss)	14,499	15,050	16,683	17,302	16,834	16,270	(145)	81	15	31,656	31,965	32,968
Operating expenses:
Sales and marketing	6,210	5,824	6,244	6,552	6,237	6,121	3,623	3,333	3,469	16,385	15,394	15,834
General and administrative	—	—	—	—	—	—	10,634	10,769	10,653	10,634	10,769	10,653
Total operating expenses	6,210	5,824	6,244	6,552	6,237	6,121	14,257	14,102	14,122	27,019	26,163	26,487
Net loss on disposal of property and equipment	—	—	—	—	—	—	176	204	242	176	204	242
Restructuring costs	—	—	—	—	—	—	1,348	—	—	1,348	—	—
Income (loss) from operations	$8,289	$9,226	$10,439	$10,750	$10,597	$10,149	$(15,926)	$(14,225)	$(14,349)	$3,113	$5,598	$6,239

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

Future base rents required under these agreements are summarized as follows (in thousands):

2019	$295
2020	135
2021	1
2022	1
Total	$432

Base rent expense was $0.3 million for each of the years ended December 31, 2018, 2017 and 2016. Estimated supplemental rent payments, which are based on the market value of harvested grapes, are presented in the grape and bulk wine purchase commitments below.

Supply Contracts

The Company has entered into long-term contracts through 2024 to purchase grapes and bulk wine from certain third parties and related parties of employees within the company. Total estimated commitments under these agreements are as follows (in thousands):

	Third Party	Related Party
2019	$8,041	$701
2020	5,631	370
2021	2,867	101
2022	1,123	50
2023	324	—
Thereafter	325	—
Total	$18,311	$1,222

The Company also purchases additional grapes and bulk wine under one-time purchase or short-term agreements. The total of all grapes and bulk wine purchased was $9.5 million, $9.8 million and $10.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Included in the totals of all grapes and bulk wine purchased are related party purchases of $0.6 million, $0.9 million, and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

On May 17, 2017, a former employee filed a class action complaint against one of the Company’s subsidiaries, Pine Ridge Vineyards alleging various wage and hour violations. On February 5, 2018, the Company settled this class action complaint at mediation for $0.4 million, which was recorded in the consolidated financial statements for the year ended December 31, 2017. The settlement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties. The court granted final approval of the settlement amount and the final payments were issued in the fourth quarter of 2018.

Other

In October 2017, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Operations at two of the Company’s properties, Pine Ridge Vineyards and Seghesio Family Vineyards, were temporarily impacted due to these wildfires and then resumed shortly thereafter. At the time of the wildfires, both properties had already harvested substantially all of their 2017 estate grapes. Certain inventory on hand was impacted by power losses and smoke damage which was covered under existing insurance policies. For the year ended December 31, 2018, the Company recognized $1.1 million in insurance proceeds. Proceeds of $0.6 million were offset against inventory losses and $0.5 million was included in other income, net. All of the $1.1 million received in insurance proceeds were included in Net cash provided by operating activities on the consolidated statement of cash flows.

16.    Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Total
2018
Net sales	$13,229	$17,282	$16,820	$20,435	$67,766
Gross profit	$6,355	$8,618	$7,740	$8,943	$31,656
(Loss) income from operations	$(843)	$1,739	$724	$1,493	$3,113
Net (loss) income	$(845)	$1,171	$766	$886	$1,978
Basic and fully diluted (loss) earnings per common share	$(0.04)	$0.05	$0.03	$0.04	$0.08
Number of shares used in calculation	23,997	23,972	23,851	23,769	23,897
2017
Net sales	$14,849	$15,007	$13,505	$19,861	$63,222
Gross profit	$7,785	$7,943	$6,456	$9,781	$31,965
Income (loss) from operations	$1,250	$1,402	$(152)	$3,098	$5,598
Net income (loss)	$749	$898	$(206)	$4,741	$6,182
Basic and fully diluted (loss) earnings per common share	$0.03	$0.04	$(0.01)	$0.20	$0.26
Number of shares used in calculation	23,997	23,997	23,997	23,997	23,997
2016
Net sales	$15,554	$15,235	$15,838	$17,994	$64,621
Gross profit	$7,655	$7,566	$7,890	$9,857	$32,968
Income from operations	$533	$1,036	$1,135	$3,535	$6,239
Net income	$231	$514	$657	$1,876	$3,278
Basic and fully diluted earnings per common share	$0.01	$0.02	$0.03	$0.08	$0.14
Number of shares used in calculation	24,256	24,155	24,085	24,004	24,124