Form 10-Q
period 2019-03-31
Crimson Wine Group, Ltd
filed 2019-05-08
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
______________________
Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES	X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

On May 3, 2019 there were 23,526,684 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$7,774	$9,376
Available for sale debt securities	16,740	19,213
Accounts receivable, net	5,394	7,285
Inventory	74,510	77,267
Other current assets	2,608	1,955
Assets held for sale	588	638
Total current assets	107,614	115,734
Property and equipment, net	125,159	126,230
Goodwill	1,262	1,262
Intangible and other non-current assets, net	11,839	11,859
Total non-current assets	138,260	139,351
Total assets	$245,874	$255,085
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$5,139	$12,595
Customer deposits	598	375
Current portion of long-term debt, net of unamortized loan fees	1,126	1,125
Total current liabilities	6,863	14,095
Long-term debt, net of current portion and unamortized loan fees	21,899	22,180
Deferred tax liability, net	5,616	5,608
Other non-current liabilities	62	23
Total non-current liabilities	27,577	27,811
Total liabilities	34,440	41,906
Commitments and Contingencies (Note 13)
Equity
Common shares, par value $0.01 per share, 150,000,000 shares authorized; 23,583,522 and 23,714,208 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	236	237
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive loss	—	(19)
Accumulated deficit	(66,322)	(64,559)
Total equity	211,434	213,179
Total liabilities and equity	$245,874	$255,085

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$15,165	$13,229
Cost of sales	8,708	6,874
Gross profit	6,457	6,355
Operating expenses:
Sales and marketing	4,324	4,049
General and administrative	2,787	2,706
Total operating expenses	7,111	6,755
Net (gain) loss on disposal of property and equipment	(77)	11
Restructuring charges	76	432
Loss from operations	(653)	(843)
Other (expense) income:
Interest expense, net	(321)	(338)
Other expense, net	(23)	(5)
Total other expense, net	(344)	(343)
Loss before income taxes	(997)	(1,186)
Income tax benefit	(292)	(341)
Net loss	$(705)	$(845)
Basic and fully diluted weighted-average shares outstanding	23,633	23,997
Basic and fully diluted loss per share	$(0.03)	$(0.04)

See accompanying notes to unaudited interim condensed consolidated financial statements.

໿CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(705)	$(845)
Other comprehensive loss:
Net unrealized holding gains (losses) on investments arising during the period, net of tax	19	(18)
Comprehensive loss	$(686)	$(863)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net cash flows from operating activities:
Net loss	$(705)	$(845)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	1,981	1,874
Amortization of intangible assets	323	390
Amortization of loan fees	5	4
Loss on change in fair value of contingent consideration	4	3
Loss on write-down of inventory	106	5
Net (gain) loss on disposal of property and equipment	(77)	11
Restructuring charges	76	432
Impairment charges	50	24
Net change in operating assets and liabilities:
Accounts receivable	1,891	(803)
Inventory	2,651	1,065
Other current assets	(653)	(609)
Other non-current assets	(303)	6
Accounts payable and accrued liabilities	(7,138)	(5,063)
Customer deposits	223	57
Other non-current liabilities	39	(8)
Net cash used in operating activities	(1,527)	(3,457)
Net cash flows from investing activities:
Purchase of available for sale debt securities	(5,000)	(4,000)
Redemptions of available for sale debt securities	7,500	6,500
Acquisition of property and equipment	(1,197)	(1,289)
Proceeds from disposal of property and equipment	78	14
Net cash provided by investing activities	1,381	1,225
Net cash flows from financing activities:
Principal payments on long-term debt	(285)	(285)
Repurchase of common stock	(1,059)	—
Payment of contingent consideration	(112)	(141)
Payment of loan fees	—	(36)
Net cash used in financing activities	(1,456)	(462)
Net decrease in cash and cash equivalents	(1,602)	(2,694)
Cash and cash equivalents - beginning of period	9,376	9,792
Cash and cash equivalents - end of period	$7,774	$7,098
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$344	$336
Income tax payments, net	$—	$—
Non-cash investing activity:
Net unrealized holding gains (losses) on investments, net of tax	$19	$(18)
Acquisition of property and equipment accrued but not yet paid	$50	$85

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2017	23,997,385	$240	$277,520	$(23)	$(64,018)	$213,719
Net loss	—	—	—	—	(845)	(845)
Other comprehensive losses	—	—	—	(18)	—	(18)
Balance, March 31, 2018	23,997,385	$240	$277,520	$(41)	$(64,863)	$212,856

Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(64,559)	$213,179
Net loss	—	—	—	—	(705)	(705)
Other comprehensive income	—	—	—	19	—	19
Repurchase of common stock	(130,686)	(1)	—	—	(1,058)	(1,059)
Balance, March 31, 2019	23,583,522	$236	$277,520	$—	$(66,322)	$211,434

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Background and Basis of Presentation

Background

Crimson Wine Group, Ltd. and its subsidiaries (collectively, “Crimson” or the “Company”) is a Delaware corporation that has been conducting business since 1991. Crimson is in the business of producing and selling ultra-premium plus wines (i.e., wines that retail for over $16 per 750ml bottle). Crimson is headquartered in Napa, California and through its subsidiaries owns seven primary wine estates and brands: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards, Seghesio Family Vineyards, Double Canyon, Seven Hills Winery and Malene Wines.

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2018, as filed with the SEC on Form 10-K (the “2018 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations.  The unaudited condensed consolidated balance sheet at December 31, 2018 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements and in Note 13 “Commitments and Contingencies,” there were no changes to the Company’s significant accounting policies during the three months ended March 31, 2019. See Note 2 to the 2018 Report for a description of the Company’s significant accounting policies.

Reclassifications

Certain reclassifications have been made to prior period unaudited interim condensed consolidated balance sheets and statement of cash flows to conform to current period presentation. The reclassifications had no impact on previously reported net income, equity or cash flows.

Recent Accounting Pronouncements

Subsequent to the filing of the 2018 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides an update of accounting pronouncements applicable to Crimson that are not yet adopted as of March 31, 2019 and a description of accounting pronouncements that were adopted during the three months ended March 31, 2019:

໿

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standard Update (“ASU”) 2017-04, Goodwill and Other (Topic 350)
Eliminates Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
		January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s unaudited interim condensed consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820)	Improves the disclosures related to fair value by removing, modifying or adding disclosure requirements related to recurring and non-recurring fair value measurements.	January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s unaudited interim condensed consolidated financial statements.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)
Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirement of capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license).
		January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s unaudited interim condensed consolidated financial statements.
Standards that were adopted
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
January 1, 2019
The Company adopted ASU 2016-02 using the modified retrospective method in Q1 2019. The Company recognized a right-of-use asset and a lease liability associated with its long-term operating leases on the Company’s unaudited interim condensed consolidated financial statements. See Note 13 “Commitments and Contingencies,” for further information.

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)	Allows the Company to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings.	January 1, 2019	The adoption of this standard did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

2.	Revenue

Revenue Recognition

Revenue is recognized once performance obligations under the terms of the Company’s contracts with its customers have been satisfied; this occurs at a point in time when control of the promised product or service is transferred to customers. Generally, the majority of the Company’s contracts with its customers have a single performance obligation and are short term in nature. Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company accounts for shipping and handling activities as costs to fulfill its promise to transfer the associated products. Accordingly, the Company records amounts billed for shipping and handling costs as a component of net sales, and classifies such costs as a component of costs of sales. The Company’s products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been material to the Company.

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

The Company provides custom winemaking services at Double Canyon’s state-of-the-art Washington Winemaking Facility. Custom winemaking services are made under contracts with customers which include specific protocols, pricing, and payment terms and generally have a duration of less than one year. The customer retains title and control of the wine during the winemaking process. The Company recognizes revenue when contract specific performance obligations are met.

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

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three months ended March 31, 2019 and 2018.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its condensed consolidated balance sheets, and represents a contract liability.

The following table reflects changes in the contract liability balance during the three months ended March 31, 2019 and 2018 (in thousands):

	March 31, 2019	March 31, 2018
Outstanding at beginning of period (December 31)	$375	$593
Increase (decrease) attributed to:
Upfront payments	11,884	10,727
Revenue recognized	(11,661)	(10,670)
Outstanding at end of period	$598	$650

Revenue recognized during the three months ended March 31, 2019 and 2018, which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance to bad debt as they are deemed uncollectable based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s account receivable balance is net of an allowance for doubtful accounts of $0.1 million at March 31, 2019 and December 31, 2018.

3.	Restructuring

During 2018, the Company committed to various restructuring activities including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations.

Restructuring charges of $0.1 million and $0.4 million were incurred in the three months ended March 31, 2019 and 2018, respectively. The Company has incurred $1.4 million of restructuring charges inception-to-date consisting of $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, $0.9 million employee related costs, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company’s restructuring activities were substantially complete as of March 31, 2019.

The Company recorded no additional liability for restructuring charges and paid $36 thousand in previously accrued employee related restructuring activities during the three months ended March 31, 2019. The liability related to restructuring activities was $0.5 million and $0.6 million at March 31, 2019 and December 31, 2018, respectively.

4.	Inventory

A summary of inventory at March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$35,185	$37,447
In-process goods	38,286	38,902
Packaging and bottling supplies	1,039	918
Total inventory	$74,510	$77,267

5.	Property and Equipment

A summary of property and equipment at March 31, 2019 and December 31, 2018 and depreciation and amortization expense for the three months ended March 31, 2019 and 2018, is as follows (in thousands):
໿

	Depreciable Lives
	(in years)	March 31, 2019	December 31, 2018
Land and improvements	N/A	$46,164	$46,164
Buildings and improvements	20-40	60,244	60,229
Winery and vineyard equipment	3-25	41,078	40,724
Vineyards, orchards and improvements	7-25	37,854	36,458
Caves	20-40	5,639	5,639
Vineyards under development	N/A	2,743	3,943
Construction in progress	N/A	1,749	1,554
Total		195,471	194,711
Accumulated depreciation and amortization		(70,312)	(68,481)
Total property and equipment, net		$125,159	$126,230

	Three Months Ended March 31,
	2019	2018
Capitalized into inventory	$1,500	$1,464
Expensed to general and administrative	481	410
Total depreciation and amortization	$1,981	$1,874

During 2018, the Company began actively marketing 36 acres of apple orchards for sale as it does not intend to replant these orchards with vineyards. As of March 31, 2019, the Company had $0.6 million of assets held for sale classified as current assets on its condensed consolidated balance sheet that represent the net book value of these apple orchards. In each of the three months ended March 31, 2019 and 2018, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the apple orchards to fair value less cost to sell. This impairment charge was recorded to other (expense) income, net in the unaudited interim condensed consolidated statements of operations. The Company expects to complete the sale of the apple orchards within the next twelve months.

During the second quarter of 2019, the Company placed 124 acres of land, composed of 15 acres of vineyards and 109 acres of fallow land, for sale which classified an additional $1.2 million of assets as held for sale. There was no impairment charge recorded related to the assets held for sale and the Company expects to complete the sale of the vineyard within the next twelve months.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within two years or less.

The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

March 31, 2019	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$16,750	$16,750	$2	$(12)	$—	$16,740	$16,740
December 31, 2018	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$19,250	$19,250	$—	$(37)	$—	$19,213	$19,213

Gross unrealized losses on available-for-sale securities were less than $0.1 million as of March 31, 2019, and the Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2019 and December 31, 2018, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term liabilities, the carrying amounts of such financial instruments approximate their fair values. As of March 31, 2019, the Company has estimated the fair value of its outstanding debt to be approximately $21.7 million compared to its carrying value of $23.2 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at March 31, 2019 and December 31, 2018, and amortization expense for the three months ended March 31, 2019 and 2018, is as follows (in thousands):

		March 31, 2019			December 31, 2018
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$8,170	$9,830	$18,000	$7,904	$10,096
Distributor relationships	10 - 14	2,700	1,487	1,213	2,700	1,438	1,262
Customer relationships	7	1,900	1,900	—	1,900	1,900	—
Legacy permits	14	250	140	110	250	135	115
Trademark	20	200	106	94	200	103	97
Total		$23,050	$11,803	$11,247	$23,050	$11,480	$11,570
Other non-current assets				592			289
Total intangible and other non-current assets, net				$11,839			$11,859

						Three Months Ended March 31,
Amortization expense						2019	2018
Total amortization expense						$323	$390

The estimated aggregate future amortization of intangible assets as of March 31, 2019 is identified below (in thousands):

Amortization
Remainder of 2019	$965
2020	1,286
2021	1,286
2022	1,286
2023	1,286
Thereafter	5,138
Total	$11,247

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Accrued compensation related expenses	$1,931	$2,935
Accounts payable and accrued grape costs	1,466	7,733
Accrued interest	306	334
Depletion allowance	281	285
Operating lease liability, current	253	—
Production and farming	226	154
Sales and marketing	215	441
Acquisition of property and equipment	50	336
Contingent liability related to Seven Hills Winery	—	146
Other accrued expenses	411	231
Total accounts payable and accrued liabilities	$5,139	$12,595

9.	Debt
Details of the Company’s debt as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019			December 31, 2018
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$640	$13,280	$13,920	$640	$13,440	$14,080	5.24%	October 1, 2040
2017 Term Loan	500	8,750	9,250	500	8,875	9,375	5.39%	July 1, 2037
Total debt	1,140	22,030	23,170	1,140	22,315	23,455
Unamortized loan fees	(14)	(131)	(145)	(15)	(135)	(150)
Total debt, net of unamortized loan fees	$1,126	$21,899	$23,025	$1,125	$22,180	$23,305
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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2019, $13.9 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2019, $9.3 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

The Company was in compliance with all debt covenants as of March 31, 2019.

A summary of debt maturities as of March 31, 2019 is as follows (in thousands):

Principal due the remainder of 2019	$855
Principal due in 2020	1,140
Principal due in 2021	1,140
Principal due in 2022	1,140
Principal due in 2023	1,140
Principal due thereafter	17,755
Total	$23,170

10.	Stockholders’ Equity
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

In December 2018, the Company commenced a share repurchase program (the “2019 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Repurchase Program, any repurchased shares were constructively retired. During the three months ended March 31, 2019, the Company repurchased 130,686 shares at an original purchase price of $1.1 million. On April 30, 2019, the 2019 Repurchase Program was completed. Under the total 2019 Repurchase Program, the Company has repurchased 253,324 shares at an original repurchase price of $2.0 million.

11.	Income Taxes
Consolidated income tax expense for the three months ended March 31, 2019 and 2018 was determined based upon the Company’s estimated consolidated annual effective income tax rates for the years ending December 31, 2019 and 2018, respectively.

The Company’s effective tax rates for the three months ended March 31, 2019 and 2018 was 29.3% and 28.8%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2019 is primarily attributable to state income taxes and permanent items, which primarily consisted of meals and entertainment.

The Company does not have any amounts in its condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions as of March 31, 2019.

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the three months ended March 31, 2019 and 2018, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$8,494	$7,490	$5,300	$5,003	$1,371	$736	$15,165	$13,229
Cost of sales	5,325	4,510	1,705	1,653	1,678	711	8,708	6,874
Gross profit (loss)	3,169	2,980	3,595	3,350	(307)	25	6,457	6,355
Operating expenses:
Sales and marketing	1,549	1,680	1,707	1,517	1,068	852	4,324	4,049
General and administrative	—	—	—	—	2,787	2,706	2,787	2,706
Total operating expenses	1,549	1,680	1,707	1,517	3,855	3,558	7,111	6,755
Net (gain) loss on disposal of property and equipment	—	—	—	—	(77)	11	(77)	11
Restructuring charges	—	—	—	—	76	432	76	432
Income (loss) from operations	$1,620	$1,300	$1,888	$1,833	$(4,161)	$(3,976)	$(653)	$(843)

13.	Commitments and Contingencies

Leases

The Company has leased retail and office space and has entered into various other agreements in conducting its business. At inception, the Company determines whether an agreement represents a lease and at commencement the Company evaluates each lease agreement to determine whether the lease is an operating or financing lease. Some of the Company’s lease agreements have contained renewal options, tenant improvement allowances and rent escalation clauses.

Pursuant to ASU 2016-02, all of the Company’s leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASU 2016-02, the Company recorded an operating lease-right-of use asset and an operating lease liability on its condensed consolidated balance sheet beginning January 1, 2019. Right-of-use lease assets represent the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all lease agreements, the Company combines lease and non-lease components, and leases with an initial term of 12 months or less are not recorded on the balance sheet.

Supplemental balance sheet information related to leases were as follows (in thousands):

March 31, 2019
Other non-current assets	$262

Accounts payable and accrued liabilities	$253
Other non-current liabilities	62
Total operating lease liabilities	$315

Weighted Average Remaining Lease Term
Operating leases	1.23 years
Weighted Average Discount Rate
Operating leases	6.34%

Maturities of lease liabilities are as follows (in thousands):

Amortization
Remainder of 2019	$187
2020	128
Total	$315

Base rent expense was less than $0.1 million for the three months ended March 31, 2019 and 2018. Cash paid for amounts included in the measurement of operating lease liabilities as part of operating cash flows was less than $0.1 million for the three months ended March 31, 2019.

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

Other

In October 2017, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Operations at two of the Company’s properties, Pine Ridge Vineyards and Seghesio Family Vineyards, were temporarily impacted due to these wildfires and then resumed shortly thereafter. At the time of the wildfires, both properties had already harvested substantially all of their 2017 estate grapes. Certain inventory on hand was impacted by power losses and smoke damage which was covered under existing insurance policies. During 2018, the Company recognized $1.1 million in insurance proceeds of which $0.6 million were offset against inventory losses and $0.5 million was included in other income, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K as filed with the SEC (the “2018 Report”).

Quantities or results referred to as “current quarter” and “current three-month period” refer to the three months ended March 31, 2019.

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

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect our actual results include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors in the 2018 Report. Readers should carefully review the risk factors described in the 2018 Report and in other documents that the Company files from time to time with the SEC.

Overview of Business

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, custom winemaking services, special event fees, tasting fees and retail sales.
Our wines are primarily sold to wholesale distributors, who then sell to retailers and restaurants. As permitted under federal and local regulations, we have also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the internet and direct outreach to customers. Direct sales to consumers are more profitable for the Company as we are able to sell our products at a price closer to retail prices rather than the wholesale price sold to distributors. From time to time, we may sell grapes or bulk wine because the wine does not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use. When these sales occur, they may result in a loss.
Cost of sales includes grape and bulk wine costs, whether purchased or produced from the Company’s controlled vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For the Company controlled vineyard produced grapes, grape costs include annual farming labor costs, harvest costs and depreciation of vineyard assets. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months. Reductions to the carrying value of inventories are also included in cost of sales.
As of March 31, 2019, wine inventory includes approximately 0.7 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in the 2018 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. We anticipate similar trends in the future.

Restructuring

During 2018, the Company committed to various restructuring activities including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations.

Restructuring charges of $0.1 million and $0.4 million were incurred in the three months ended March 31, 2019 and 2018, respectively. The Company has incurred $1.4 million of restructuring charges inception-to-date consisting of $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, $0.9 million employee related costs, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company’s restructuring activities were substantially complete as of March 31, 2019.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Sales
໿

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Increase	% change
Wholesale	$8,494	$7,490	$1,004	13%
Direct to Consumer	5,300	5,003	297	6%
Other	1,371	736	635	86%
Total net sales	$15,165	$13,229	$1,936	15%

Wholesale net sales increased $1.0 million, or 13%, in the current quarter as compared to the same period in 2018. The increase was primarily driven by increased demand for core brands and wine category growth compared to the prior period.

Direct to Consumer net sales increased $0.3 million, or 6%, in the current quarter as compared to the same period in 2018. The increase was primarily driven by timing of wine club shipments and successful strategic e-commerce offers.

Other net sales include bulk wine, grape sales, custom winemaking services, event fees and retail sales and increased $0.6 million, or 86%, in the current quarter as compared to the same period in 2018 primarily due to increased gallons of bulk wine sold in the current quarter.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Wholesale	$3,169	$2,980	$189	6%
Wholesale gross margin percentage	37%	40%
Direct to Consumer	3,595	3,350	245	7%
Direct to Consumer gross margin percentage	68%	67%
Other	(307)	25	(332)	(1,328)%
Total gross profit	$6,457	$6,355	$102	2%
Total gross margin percentage	43%	48%

Wholesale gross profit increased $0.2 million, or 6%, in the current quarter as compared to the same period in 2018 primarily driven by higher sales volume. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased approximately 248 basis points primarily driven by the timing of certain offers and increased price support.

Direct to Consumer gross profit increased $0.2 million, or 7%, in the current quarter as compared to the same period in 2018 driven primarily by an increase in volume. Gross margin percentage increased 87 basis points in the current year primarily driven by a shift to wine club released wines on vintages with lower costs of goods sold due to higher crop yields than the prior period.

Other gross profit includes bulk wine, grape sales, event fees and non-wine retail sales and decreased $0.3 million, or 1,328%, in the current quarter as compared to the same period in 2018. The decrease in gross profit is primarily driven by lower priced bulk wine sold in the current period.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Increase	% change
Sales and marketing	$4,324	$4,049	$275	7%
General and administrative	2,787	2,706	81	3%
Total operating expenses	$7,111	$6,755	$356	5%

Sales and marketing expenses increased $0.3 million, or 7%, in the current quarter as compared to the same period in 2018. The increase was primarily driven by compensation related expenses and the timing of certain direct-to-consumer sales commissions.

General and administrative expenses increased $0.1 million, or 3%, in the current quarter as compared to the same period in 2018 primarily due to compensation expenses related to annual merit increases.

Other (Expense) Income

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Interest expense, net	$(321)	$(338)	$(17)	(5)%
Other expense, net	(23)	(5)	18	360%
Total other expense, net	$(344)	$(343)	$1	—%

Interest expense, net was flat in the current quarter compared to the same period in 2018.

Other (expense) income was flat in the current quarter as compared to the same period in 2018.

Income Tax Provision

The Company’s effective tax rates for the three months ended March 31, 2019 and 2018 were 29.3% and 28.8%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2019 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2019, $13.9 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2019, $9.3 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to shareholders, and restrictions on certain investments, sale of assets and merging or consolidating with other entities.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2019 and 2018 (in thousands):

Cash (used in) provided by:	2019	2018
Operating activities	$(1,527)	$(3,457)
Investing activities	1,381	1,225
Financing activities	(1,456)	(462)

Cash used in operating activities

Net cash used in operating activities was $1.5 million for the three months ended March 31, 2019, consisting primarily of $0.7 million of net loss adjusted for non-cash items such as $2.3 million of depreciation and amortization partially offset by $3.3 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals, partially offset by a decrease in inventory and accounts receivable. The decrease in accounts payable and expense accruals was primarily due to grower payments made in the current quarter for the 2018 harvest.

Net cash used in operating activities was $3.5 million for the three months ended March 31, 2018, consisting primarily of $0.8 million of net loss adjusted for non-cash items such as $2.3 million of depreciation and amortization and $0.4 million of restructuring charges, partially offset by $5.3 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals, partially offset by a decrease in inventory. The decrease in accounts payable and expense accruals was primarily due to grower payments made in the quarter ended March 31, 2018 for the 2017 harvest.

Cash provided by investing activities

Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2019, consisting primarily of net redemptions of available for sale investments of $2.5 million, partially offset by capital expenditures of $1.2 million.

Net cash provided by investing activities was $1.2 million for the three months ended March 31, 2018, consisting primarily of net redemptions of available for sale investments of $2.5 million, partially offset by capital expenditures of $1.3 million.

Cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2019 was $1.5 million, which reflects the repurchase of shares of our common stock at a repurchase price of $1.1 million, principal payments on our term loans of $0.3 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

Net cash used in financing activities for the three months ended March 31, 2018 was $0.5 million which reflects principal payments on our term loans of $0.3 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

Share Repurchases

In March 2018, the Company commenced a share repurchase program (the “2018 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2018 Repurchase Program, any repurchased shares were constructively retired and on September 19, 2018 the 2018 Repurchase Program was completed. Under the total 2018 Repurchase Program, the Company repurchased 217,377 shares at an original repurchase price of $2.0 million.

In December 2018, the Company commenced a share repurchase program (the “2019 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Repurchase Program, any repurchased shares were constructively retired. During the three months ended March 31, 2019, the Company repurchased 130,686 shares at an original purchase price of $1.1 million. On April 30, 2019, the 2019 Repurchase Program was completed. Under the total 2019 Repurchase Program, the Company has repurchased 253,324 shares at an original repurchase price of $2.0 million.

Commitments & Contingencies

There have been no significant changes to our contractual obligations table as disclosed in the 2018 Report.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

Except as disclosed in Note 1 and Note 13 of this Form 10-Q, there have been no material changes to the critical accounting policies and estimates previously disclosed in the 2018 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and two term loans. The revolving credit facility had no outstanding balance as of March 31, 2019, and bears interest at floating rates on borrowings.  The term loans had $23.2 million outstanding at March 31, 2019 and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Report, which could materially affect our business, results of operations or financial condition. The risks described in our 2018 Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended March 31, 2019 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan (millions)
January 1-31, 2019	70,553	$8.09	136,353	$0.9
February 1-28, 2019	34,089	8.11	170,442	0.6
March 1-31, 2019	26,044	8.11	196,486	0.4
Total	130,686

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
101**
Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Loss; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

* Incorporated by reference
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	May 8, 2019	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer