Form 10-Q
period 2019-06-30
Crimson Wine Group, Ltd
filed 2019-08-09
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

On August 2, 2019 there were 23,526,684 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$12,534	$9,376
Available for sale debt securities	14,763	19,213
Accounts receivable, net	5,282	7,285
Inventory	74,324	77,267
Other current assets	2,670	1,955
Assets held for sale	1,755	638
Total current assets	111,328	115,734
Property and equipment, net	122,342	126,230
Goodwill	1,262	1,262
Intangible and other non-current assets, net	11,457	11,859
Total non-current assets	135,061	139,351
Total assets	$246,389	$255,085
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$7,335	$12,595
Customer deposits	544	375
Current portion of long-term debt, net of unamortized loan fees	1,126	1,125
Total current liabilities	9,005	14,095
Long-term debt, net of current portion and unamortized loan fees	21,617	22,180
Deferred tax liability, net	5,622	5,608
Other non-current liabilities	—	23
Total non-current liabilities	27,239	27,811
Total liabilities	36,244	41,906
Commitments and Contingencies (Note 13)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,526,684 and 23,714,208 shares issued and outstanding at June 30, 2019 and December 31, 2018	235	237
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive income (loss)	18	(19)
Accumulated deficit	(67,628)	(64,559)
Total equity	210,145	213,179
Total liabilities and equity	$246,389	$255,085

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$16,355	$17,282	$31,520	$30,511
Cost of sales	8,445	8,664	17,153	15,538
Gross profit	7,910	8,618	14,367	14,973
Operating expenses:
Sales and marketing	4,745	4,002	9,069	8,051
General and administrative	3,289	2,623	6,076	5,329
Total operating expenses	8,034	6,625	15,145	13,380
Net loss (gain) on disposal of property and equipment	46	94	(31)	105
Restructuring charges	—	160	76	592
Impairment charges	1,235	—	1,235	—
(Loss) income from operations	(1,405)	1,739	(2,058)	896
Other income (expense):
Interest expense, net	(42)	(172)	(363)	(510)
Other income, net	130	82	107	77
Total other income (expense), net	88	(90)	(256)	(433)
(Loss) income before income taxes	(1,317)	1,649	(2,314)	463
Income tax (benefit) provision	(439)	478	(731)	137
Net (loss) income	$(878)	$1,171	$(1,583)	$326
Basic and fully diluted weighted-average shares outstanding	23,538	23,972	23,585	23,985
Basic and fully diluted (loss) earnings per share	$(0.04)	$0.05	$(0.07)	$0.01

See accompanying notes to unaudited interim condensed consolidated financial statements.

໿CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES AND INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(878)	$1,171	$(1,583)	$326
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of tax	18	—	37	(18)
Comprehensive (loss) income	$(860)	$1,171	$(1,546)	$308

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Net cash flows from operating activities:
Net (loss) income	$(1,583)	$326
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization of property and equipment	3,932	3,749
Amortization of intangible assets	643	756
Amortization of loan fees	7	8
Loss on change in fair value of contingent consideration liability	4	6
Loss on write-down of inventory	129	131
Net (gain) loss on disposal of property and equipment	(31)	105
Restructuring charges	76	592
Impairment charges	1,285	24
Net change in operating assets and liabilities:
Accounts receivable	2,003	(2,110)
Inventory	2,815	1,797
Other current assets	(715)	(56)
Other non-current assets	(241)	(13)
Accounts payable and accrued liabilities	(5,670)	(4,263)
Customer deposits	169	90
Other non-current liabilities	(23)	(16)
Net cash provided by operating activities	2,800	1,126
Net cash flows from investing activities:
Purchase of investments available for sale	(8,000)	(4,000)
Redemptions of investments available for sale	12,500	7,750
Acquisition of property and equipment	(2,093)	(2,666)
Proceeds from disposals of property and equipment	121	31
Net cash provided by investing activities	2,528	1,115
Net cash flows from financing activities:
Principal payments on long-term debt	(570)	(570)
Repurchase of common stock	(1,488)	(568)
Payment of contingent consideration liability	(112)	(141)
Payment of loan fees	—	(41)
Net cash used in financing activities	(2,170)	(1,320)
Net increase in cash and cash equivalents	3,158	921
Cash and cash equivalents - beginning of period	9,376	9,792
Cash and cash equivalents - end of period	$12,534	$10,713
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$758	$690
Income tax payments, net	$—	$—
Non-cash investing activity:
Unrealized holding gains (losses) on investments, net of tax	$37	$(18)
Acquisition of property and equipment accrued but not yet paid	$444	$114

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance, December 31, 2017	23,997,385	$240	$277,520	$(23)	$(64,018)	$213,719
Net income	—	—	—	—	326	326
Other comprehensive losses	—	—	—	(18)	—	(18)
Repurchase of common stock	(61,377)	(1)	—	—	(567)	(568)
Balance, June 30, 2018	23,936,008	$239	$277,520	$(41)	$(64,259)	$213,459

Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(64,559)	$213,179
Net loss	—	—	—	—	(1,583)	(1,583)
Other comprehensive income	—	—	—	37	—	37
Repurchase of common stock	(187,524)	(2)	—	—	(1,486)	(1,488)
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(67,628)	$210,145

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Background and Basis of Presentation

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

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements and in Note 13 “Commitments and Contingencies,” there were no changes to the Company’s significant accounting policies during the six months ended June 30, 2019. See Note 2 to the 2018 Report for a description of the Company’s significant accounting policies.

Reclassifications

Certain reclassifications have been made to prior period unaudited interim condensed consolidated balance sheets and statements of cash flows to conform to current period presentation. The reclassifications had no impact on previously reported net (loss) income, equity or cash flows.

Recent Accounting Pronouncements

Subsequent to the filing of the 2018 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides an update of accounting pronouncements applicable to Crimson that are not yet adopted as of June 30, 2019 and a description of accounting pronouncements that were adopted during the six months ended June 30, 2019:

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

Other

From time to time, the Company sells grapes or bulk wine because the grapes or wine do not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use. Grape and bulk sales are made under contracts with customers which include product specification requirements, pricing and payment terms. Payment terms under grape contracts are generally structured around the timing of the harvest of the grapes and are generally due 30 days from the time the grapes are delivered. Payment terms under bulk wine contracts are generally 30 days from the date of shipment and may include an upfront payment upon signing of the sales agreement. The Company transfers control and recognizes revenue for grape sales when product specification has been met and title to the grapes has transferred, which is generally on the date the grapes are harvested, weighed and shipped. The Company transfers control and recognizes revenue for bulk contracts upon shipment.

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

Other revenue also includes tasting fees and retail merchandise sales, which are paid for and received or consumed at the time of sale. The Company transfers control and recognizes revenue at the time of sale.

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three and six months ended June 30, 2019 and 2018.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its condensed consolidated balance sheets, and represents a contract liability.

The following table reflects changes in the contract liability balance during the six months ended June 30, 2019 and 2018 (in thousands):

	June 30, 2019	June 30, 2018
Outstanding at beginning of period (December 31)	$375	$593
Increase (decrease) attributed to:
Upfront payments	27,128	24,092
Revenue recognized	(26,959)	(24,002)
Outstanding at end of period	$544	$683

Revenue recognized during the six months ended June 30, 2019 and 2018, which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance to bad debt as they are deemed uncollectable based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.1 million at June 30, 2019 and December 31, 2018.

3.	Restructuring

During 2018, the Company committed to various restructuring activities including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations.

Restructuring charges of $0.1 million and $0.6 million were incurred in the six months ended June 30, 2019 and 2018, respectively. The Company has incurred $1.4 million of restructuring charges inception-to-date consisting of $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, $0.9 million employee related costs, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company’s restructuring activities were substantially complete as of March 31, 2019.

The Company recorded no additional liability for restructuring charges and paid $0.2 million in previously accrued employee related restructuring activities during the six months ended June 30, 2019. The liability related to restructuring activities was $0.4 million and $0.6 million at June 30, 2019 and December 31, 2018, respectively.

4.	Inventory

A summary of inventory at June 30, 2019 and December 31, 2018 is as follows (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$37,031	$37,447
In-process goods	36,179	38,902
Packaging and bottling supplies	1,114	918
Total inventory	$74,324	$77,267

5.	Property and Equipment

A summary of property and equipment at June 30, 2019 and December 31, 2018 and depreciation and amortization expense for the three and six months ended June 30, 2019 and 2018, is as follows (in thousands):
໿

	Depreciable Lives
	(in years)	June 30, 2019	December 31, 2018
Land and improvements	N/A	$45,362	$46,164
Buildings and improvements	20-40	60,349	60,229
Winery and vineyard equipment	3-25	40,615	40,724
Vineyards, orchards and improvements	7-25	36,289	36,458
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,142	3,943
Construction in progress	N/A	2,650	1,554
Total		194,046	194,711
Accumulated depreciation and amortization		(71,704)	(68,481)
Total property and equipment, net		$122,342	$126,230

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Capitalized into inventory	$1,478	$1,468	$2,978	$2,932
Expensed to general and administrative	473	407	954	817
Total depreciation and amortization	$1,951	$1,875	$3,932	$3,749

During 2018, the Company began actively marketing 36 acres of apple orchards for sale as it does not intend to replant these orchards with vineyards and subsequently recorded $0.6 million of assets held for sale. During the second quarter of 2019, the Company placed 124 acres of land, composed of 15 acres of vineyards and 109 acres of fallow land, for sale which classified an additional $1.2 million of assets as held for sale. As of June 30, 2019, the Company had $1.8 million of assets held for sale classified as current assets on its condensed consolidated balance sheet. In each of the six months ended June 30, 2019 and 2018, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the apple orchards to fair value less cost to sell. This impairment charge was recorded to other income (expense), net in the unaudited interim condensed consolidated statements of operations. The Company expects to complete the sale of both the apple orchards and land within the next twelve months.

In July 2019, the Company authorized plans to list for sale a vineyard consisting of 181.1 acres, of which 92.8 acres are planted to wine grapes, in Klickitat County, Washington. As part of the process in determining the sale price of the property, the Company engaged an appraisal of the property in the second quarter of 2019. As a result, the Company recorded an impairment loss of $1.2 million to write-down the carrying value of the vineyard to the appraised fair value less cost to sell as of June 30, 2019. This impairment was recorded to (loss) income from operations in the unaudited interim condensed consolidated statement of operations. The Company expects to list the property for sale during the third quarter of 2019.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within two years or less.

The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

June 30, 2019	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$14,750	$14,750	$15	$(2)	$—	$14,763	$14,763
December 31, 2018	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$19,250	$19,250	$—	$(37)	$—	$19,213	$19,213

As of June 30, 2019 and December 31, 2018, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term liabilities, the carrying amounts of such financial instruments approximate their fair values. As of June 30, 2019, the Company has estimated the fair value of its outstanding debt to be approximately $22.4 million compared to its carrying value of $22.9 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at June 30, 2019 and December 31, 2018, and amortization expense for the six months ended June 30, 2019 and 2018, is as follows (in thousands):

		June 30, 2019			December 31, 2018
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$8,435	$9,565	$18,000	$7,904	$10,096
Distributor relationships	10 - 14	2,700	1,535	1,165	2,700	1,438	1,262
Customer relationships	7	1,900	1,900	—	1,900	1,900	—
Legacy permits	14	250	144	106	250	135	115
Trademark	20	200	109	91	200	103	97
Total		$23,050	$12,123	$10,927	$23,050	$11,480	$11,570
Other non-current assets				530			289
Total intangible and other non-current assets, net				$11,457			$11,859

				Three Months Ended June 30,		Six Months Ended June 30,
Amortization expense				2019	2018	2019	2018
Total amortization expense				$320	$366	$643	$756

The estimated aggregate future amortization of intangible assets as of June 30, 2019 is identified below (in thousands):

Amortization
Remainder of 2019	$643
2020	1,286
2021	1,286
2022	1,286
2023	1,286
Thereafter	5,140
Total	$10,927

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation related expenses	$2,954	$2,935
Accounts payable and accrued grape costs	1,872	7,733
Accrued interest	306	334
Depletion allowance	365	285
Operating lease liability, current	254	—
Production and farming	632	154
Sales and marketing	110	441
Acquisition of property and equipment	263	336
Contingent consideration liability related to Seven Hills Winery	—	146
Other accrued expenses	579	231
Total accounts payable and accrued liabilities	$7,335	$12,595

9.	Debt
Details of the Company’s debt as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019			December 31, 2018
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$640	$13,120	$13,760	$640	$13,440	$14,080	5.24%	October 1, 2040
2017 Term Loan	500	8,625	9,125	500	8,875	9,375	5.39%	July 1, 2037
Total	1,140	21,745	22,885	1,140	22,315	23,455
Debt issuance costs	(14)	(128)	(142)	(15)	(135)	(150)
Total debt	$1,126	$21,617	$22,743	$1,125	$22,180	$23,305
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

The Company incurred debt issuance costs of less than $0.1 million related to the 2015 Term Loan. These costs are recorded as a reduction from short-term or long-term debt based on the time frame in which the fees will be expensed, and as such, amounts to be expensed within twelve months shall be classified against short-term debt. The costs are being amortized to interest expense using the effective interest method over the contractual term of the loan.

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2019, $13.8 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2019, $9.1 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

The Company was in compliance with all debt covenants as of June 30, 2019.

A summary of debt maturities as of June 30, 2019 is as follows (in thousands):

Principal due the remainder of 2019	$570
Principal due in 2020	1,140
Principal due in 2021	1,140
Principal due in 2022	1,140
Principal due in 2023	1,140
Principal due thereafter	17,755
Total	$22,885

10.	Stockholders’ Equity
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

In December 2018, the Company commenced a share repurchase program (the “2019 Winter Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Winter Repurchase Program, any repurchased shares were constructively retired. During the six months ended June 30, 2019, the Company repurchased 187,524 shares at an original purchase price of $1.5 million. On April 30, 2019, the 2019 Winter Repurchase Program was completed. Under the total 2019 Winter Repurchase Program, the Company has repurchased 253,324 shares at an original repurchase price of $2.0 million.

In July 2019, the Company authorized a share repurchase program (the "2019 Summer Repurchase Program") that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Summer Repurchase Program, any repurchased shares are constructively retired. Through August 7, 2019, there were no shares repurchased under the plan.

11.	Income Taxes
Consolidated income tax expenses for the three and six months ended June 30, 2019 and 2018 were determined based upon applying the Company’s estimated consolidated effective income tax rates for the years ending December 31, 2019 and 2018, respectively to cumulative profit before taxes adjusted for discrete items which are fully recognized in the period they occur.

The Company’s effective tax rates for the three months ended June 30, 2019 and 2018 were 128.5% and 29.0%, respectively. The Company’s effective tax rates for the six months ended June 30, 2019 and 2018 were 36.9% and 29.6%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the six months ended June 30, 2019 is primarily attributable to state income taxes and permanent items, which primarily consisted of meals and entertainment.

The Company does not have any amounts in its condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions as of June 30, 2019 and December 31, 2018.

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$8,080	$9,956	$7,011	$6,127	$1,264	$1,199	$16,355	$17,282
Cost of sales	4,978	5,469	2,155	1,999	1,312	1,196	8,445	8,664
Gross profit (loss)	3,102	4,487	4,856	4,128	(48)	3	7,910	8,618
Operating expenses:
Sales and marketing	1,762	1,485	1,960	1,609	1,023	908	4,745	4,002
General and administrative	—	—	—	—	3,289	2,623	3,289	2,623
Total operating expenses	1,762	1,485	1,960	1,609	4,312	3,531	8,034	6,625
Net loss on disposal of property & equipment	—	—	—	—	46	94	46	94
Restructuring charges	—	—	—	—	—	160	—	160
Impairment charges	—	—	—	—	1,235	—	1,235	—
Income (loss) from operations	$1,340	$3,002	$2,896	$2,519	$(5,641)	$(3,782)	$(1,405)	$1,739

	Six Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$16,574	$17,446	$12,311	$11,130	$2,635	$1,935	$31,520	$30,511
Cost of sales	10,303	9,979	3,860	3,652	2,990	1,907	17,153	15,538
Gross profit (loss)	6,271	7,467	8,451	7,478	(355)	28	14,367	14,973
Operating expenses:
Sales and marketing	3,311	3,165	3,667	3,126	2,091	1,760	9,069	8,051
General and administrative	—	—	—	—	6,076	5,329	6,076	5,329
Total operating expenses	3,311	3,165	3,667	3,126	8,167	7,089	15,145	13,380
Net (gain) loss on disposal of property & equipment	—	—	—	—	(31)	105	(31)	105
Restructuring charges	—	—	—	—	76	592	76	592
Impairment charges	—	—	—	—	1,235	—	1,235	—
Income (loss) from operations	$2,960	$4,302	$4,784	$4,352	$(9,802)	$(7,758)	$(2,058)	$896

13.	Commitments and Contingencies

Leases

The Company has leased retail and office space and has entered into various other agreements in conducting its business. At inception, the Company determines whether an agreement represents a lease, and at commencement the Company evaluates each lease agreement to determine whether the lease is an operating or financing lease. Some of the Company’s lease agreements have contained renewal options, tenant improvement allowances and rent escalation clauses.

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

Supplemental balance sheet information related to leases were as follows (in thousands):

June 30, 2019
Other non-current assets	$211

Accounts payable and accrued liabilities	$254
Total operating lease liabilities	$254

Weighted Average Remaining Lease Term
Operating leases	0.98 years
Weighted Average Discount Rate
Operating leases	6.34%

Base rent expense was $0.1 million for the six months ended June 30, 2019 and 2018. Cash paid for amounts included in the measurement of operating lease liabilities as part of operating cash flows was $0.1 million for the six months ended June 30, 2019.

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

Quantities or results referred to as “current quarter” and “current three and six-month period” refer to the three and six months ended June 30, 2019.

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
Our wines are primarily sold to wholesale distributors, who then sell to retailers and restaurants. As permitted under federal and local regulations, we have also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the internet and direct outreach to customers. Direct sales to consumers are more profitable for the Company as we are able to sell our products at a price closer to retail prices rather than the wholesale price sold to distributors. From time to time, we may sell grapes or bulk wine because the grapes or wine do not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use. When these sales occur, they may result in a loss.
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
As of June 30, 2019, wine inventory includes approximately 0.6 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Restructuring charges of $0.1 million and $0.6 million were incurred in the six months ended June 30, 2019 and 2018, respectively. The Company has incurred $1.4 million of restructuring charges inception-to-date consisting of $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, $0.9 million employee related costs, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company’s restructuring activities were substantially complete as of March 31, 2019.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Sales
໿

	Three Months Ended June 30,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Wholesale	$8,080	$9,956	$(1,876)	(19)%
Direct to Consumer	7,011	6,127	884	14%
Other	1,264	1,199	65	5%
Total net sales	$16,355	$17,282	$(927)	(5)%

Wholesale net sales decreased $1.9 million, or 19%, in the current quarter as compared to the same quarter in 2018. The decrease was primarily driven by a decrease in domestic wine sales and increased price support compared to the same quarter in 2018. The decrease in domestic wine sales was primarily driven by in market price adjustments in the same quarter in 2018.

Direct to Consumer net sales increased $0.9 million, or 14%, in the current quarter as compared to the same quarter in 2018. The increase was primarily driven by timing of wine club shipments and successful strategic e-commerce offers.

Other net sales include bulk wine, grape sales, custom winemaking services, event fees and retail sales and remained relatively flat compared to the same quarter in 2018.

Gross Profit

	Three Months Ended June 30,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Wholesale	$3,102	$4,487	$(1,385)	(31)%
Wholesale gross margin percentage	38%	45%
Direct to Consumer	4,856	4,128	728	18%
Direct to Consumer gross margin percentage	69%	67%
Other	(48)	3	(51)	(1,700)%
Total gross profit	$7,910	$8,618	$(708)	(8)%
Total gross margin percentage	48%	50%

Wholesale gross profit decreased $1.4 million, or 31%, in the current quarter as compared to the same quarter in 2018 primarily driven by lower sales volume. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 668 basis points primarily driven by increased price support.

Direct to Consumer gross profit increased $0.7 million, or 18%, in the current quarter as compared to the same quarter in 2018 driven primarily by an increase in volume. Gross margin percentage increased 189 basis points in the current quarter primarily driven by a shift to wine club released wines on vintages with lower cost of goods sold due to higher crop yields as compared to the same quarter in 2018.

Other gross profit includes bulk wine, grape sales, event fees and non-wine retail sales and remained relatively flat in the current quarter as compared to the same quarter in 2018.

Operating Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2019	2018	Increase	% change
Sales and marketing	$4,745	$4,002	$743	19%
General and administrative	3,289	2,623	666	25%
Total operating expenses	$8,034	$6,625	$1,409	21%

Sales and marketing expenses increased $0.7 million, or 19%, in the current quarter as compared to the same quarter in 2018. The increase was primarily driven by compensation related expenses and the timing of certain direct-to-consumer sales commissions.

General and administrative expenses increased $0.7 million, or 25%, in the current quarter as compared to the same quarter in 2018 primarily due to compensation expenses related to severance expense and annual merit increases.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Interest expense, net	$(42)	$(172)	$(130)	(76)%
Other income, net	130	82	48	59%
Total other income (expense), net	$88	$(90)	$(178)	(198)%

Interest expense, net decreased $0.1 million, or 76%, in the current quarter compared to the same quarter in 2018.  The decrease was primarily driven by a higher patronage dividend received and the timing of capitalized interest on vineyard development projects during the current quarter.

Other income increased by less than $0.1 million in the current quarter as compared to the same quarter in 2018. The increase was primarily driven by increased margin on apple consignment sales.

Income Tax Provision

The Company’s effective tax rates for the three months ended June 30, 2019 and 2018 were 128.5% and 29.0%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended June 30, 2019 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

Six Months Ended June 30, 2019 Compared To Six Months Ended June 30, 2018

Net Sales
໿

	Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Wholesale	$16,574	$17,446	$(872)	(5)%
Direct to Consumer	12,311	11,130	1,181	11%
Other	2,635	1,935	700	36%
Total net sales	$31,520	$30,511	$1,009	3%

Wholesale net sales decreased $0.9 million, or 5%, in the current six month period as compared to the same period in 2018. The decrease was primarily driven by increased price support compared to the prior period.

Direct to Consumer net sales increased $1.2 million, or 11%, in the current six month period as compared to the same period in 2018. The increase was primarily driven by increased wine club shipments and successful strategic e-commerce offers.

Other net sales include bulk wine, grape sales, custom winemaking services, event fees and retail sales and increased $0.7 million, or 36%, in the current six month period as compared to the same period in 2018 primarily due to increased gallons of bulk wine sold in the current period.

Gross Profit

	Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Wholesale	$6,271	$7,467	$(1,196)	(16)%
Wholesale gross margin percentage	38%	43%
Direct to Consumer	8,451	7,478	973	13%
Direct to Consumer gross margin percentage	69%	67%
Other	(355)	28	(383)	(1,368)%
Total gross profit	$14,367	$14,973	$(606)	(4)%
Total gross margin percentage	46%	49%

Wholesale gross profit decreased $1.2 million, or 16%, in the current six month period as compared to the same period in 2018 primarily driven by increased price support and the release of higher cost vintages. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 496 basis points primarily driven by increased price support.

Direct to Consumer gross profit increased $1.0 million, or 13%, in the current six month period as compared to the same period in 2018 driven primarily by an increase in volume. Gross margin percentage increased 146 basis points in the current year primarily driven by a shift to wine club released wines on vintages with lower costs of goods sold due to higher crop yields than the prior period.

Other gross profit includes bulk wine, grape sales, event fees and non-wine retail sales and decreased $0.4 million in the current six month period as compared to the same period in 2018. The decrease in gross profit is primarily driven by lower priced bulk wine sold in the current period.

Operating Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	Increase	% change
Sales and marketing	$9,069	$8,051	$1,018	13%
General and administrative	6,076	5,329	747	14%
Total operating expenses	$15,145	$13,380	$1,765	13%

Sales and marketing expenses increased $1.0 million, or 13%, in the current six month period as compared to the same period in 2018. The increase was primarily driven by compensation related expenses and the timing of certain direct-to-consumer sales commissions.

General and administrative expenses increased $0.7 million, or 14%, in the current six month period as compared to the same period in 2018 primarily due to compensation expenses related to severance expense and annual merit increases.

Other Expense

	Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Interest expense, net	$(363)	$(510)	$(147)	(29)%
Other income, net	107	77	30	39%
Total other expense, net	$(256)	$(433)	$(177)	(41)%

Interest expense, net decreased $0.1 million, or 29%, in the current six month period compared to the same period in 2018.  The decrease was primarily driven by a higher patronage dividend received and the timing of capitalized interest on vineyard development projects in the current six month period.

Other income increased by less than $0.1 million in the current six month period as compared to the same period in 2018. The increase was primarily driven by increased margin on apple consignment sales.

Income Tax Provision

The Company’s effective tax rates for the six months ended June 30, 2019 and 2018 were 36.9% and 29.6%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended June 30, 2019 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2019, $13.8 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2019, $9.1 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were $0.1 million.

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

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2019 and 2018 (in thousands):

Cash (used in) provided by:	2019	2018
Operating activities	$2,800	$1,126
Investing activities	2,528	1,115
Financing activities	(2,170)	(1,320)

Cash provided by operating activities

Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2019, consisting primarily of $1.6 million of net loss adjusted for non-cash items such as $6.0 million primarily consisting of depreciation, amortization, and impairment charges, partially offset by $1.7 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities, partially offset by a decrease in inventory and accounts receivable. The decrease in accounts payable and accrued liabilities were primarily due to grower payments made in the current period for the 2018 harvest.

Net cash provided by operating activities was $1.1 million for the six months ended June 30, 2018, consisting primarily of $0.3 million of net income adjusted for non-cash items such as $4.5 million of depreciation and amortization and $0.6 million of restructuring charges, partially offset by $4.6 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals, partially offset by a decrease in inventory. The decrease in accounts payable and accrued liabilities were primarily due to grower payments made for the 2017 harvest.

Cash provided by investing activities

Net cash provided by investing activities was $2.5 million for the six months ended June 30, 2019, consisting primarily of net redemptions of available for sale investments of $4.5 million, partially offset by capital expenditures of $2.1 million.

Net cash provided by investing activities was $1.1 million for the six months ended June 30, 2018, consisting primarily of net redemptions of available for sale investments of $3.8 million, partially offset by capital expenditures of $2.7 million and the proceeds from disposals of property and equipment of $0.1 million.

Cash used in financing activities

Net cash used in financing activities for the six months ended June 30, 2019 was $2.2 million, which reflects the repurchase of shares of our common stock at a repurchase price of $1.5 million, principal payments on our term loans of $0.6 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

Net cash used in financing activities for the six months ended June 30, 2018 was $1.3 million which reflects principal payments on our term loans of $0.6 million, the repurchase of shares of our common stock at a repurchase price of $0.6 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

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

In December 2018, the Company commenced a share repurchase program (the “2019 Winter Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Winter Repurchase Program, any repurchased shares were constructively retired. During the three months ended June 30, 2019, the Company repurchased 187,524 shares at an original purchase price of $1.5 million. On April 30, 2019, the 2019 Winter Repurchase Program was completed. Under the total 2019 Winter Repurchase Program, the Company has repurchased 253,324 shares at an original repurchase price of $2.0 million.

In July 2019, the Company authorized a share repurchase program (the "2019 Summer Repurchase Program") that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Summer Repurchase Program, any repurchased shares are constructively retired. Through August 7, 2019, there were no shares repurchased under the plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and two term loans. The revolving credit facility had no outstanding balance as of June 30, 2019, and bears interest at floating rates on borrowings.  The term loans had$22.9 million outstanding at June 30, 2019 and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended June 30, 2019 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans (millions)
April 1-30, 2019	56,838	$7.59	253,324	-
May 1-31, 2019			253,324	-
June 1-30, 2019			253,324	-
Total	56,838

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
10.1*	Severance Agreement and Release of all Claims, dated June 9, 2019, between Crimson Wine Group, Ltd. and Patrick DeLong (filed as Exhibit 10.1 to the Company’s Form 8-K, filed on June 11, 2019).*
31.1**	Certification of Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Interim Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Loss; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

* Incorporated by reference
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	August 8, 2019	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer