Form 10-Q
period 2019-09-30
Crimson Wine Group, Ltd
filed 2019-11-08
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

On November 5, 2019 there were 23,421,098 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$15,220	$9,376
Available for sale debt securities	9,766	19,213
Accounts receivable, net	6,801	7,285
Inventory	75,882	77,267
Other current assets	4,077	1,955
Assets held for sale	3,385	638
Total current assets	115,131	115,734
Property and equipment, net	119,948	126,230
Goodwill	1,262	1,262
Intangible and other non-current assets, net	10,993	11,859
Total non-current assets	132,203	139,351
Total assets	$247,334	$255,085
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$11,040	$12,595
Customer deposits	1,381	375
Current portion of long-term debt, net of unamortized loan fees	1,126	1,125
Total current liabilities	13,547	14,095
Long-term debt, net of current portion and unamortized loan fees	21,336	22,180
Deferred tax liability, net	5,660	5,608
Other non-current liabilities	—	23
Total non-current liabilities	26,996	27,811
Total liabilities	40,543	41,906
Commitments and Contingencies (Note 13)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,495,502 and 23,714,208 shares issued and outstanding at September 30, 2019 and December 31, 2018	235	237
Additional paid-in capital	277,520	277,520
Accumulated other comprehensive income (loss)	20	(19)
Accumulated deficit	(70,984)	(64,559)
Total equity	206,791	213,179
Total liabilities and equity	$247,334	$255,085

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$14,672	$16,820	$46,192	$47,331
Cost of sales	10,344	9,080	27,497	24,618
Gross profit	4,328	7,740	18,695	22,713
Operating expenses:
Sales and marketing	4,716	4,205	13,785	12,256
General and administrative	2,833	2,752	8,909	8,081
Total operating expenses	7,549	6,957	22,694	20,337
Net loss (gain) on disposal of property and equipment	204	(11)	173	94
Restructuring charges	—	70	76	662
Impairment charges	625	—	1,860	—
(Loss) income from operations	(4,050)	724	(6,108)	1,620
Other (expense) income:
Interest expense, net	(367)	(333)	(730)	(843)
Other income, net	335	636	442	713
Total other (expense) income, net	(32)	303	(288)	(130)
(Loss) income before income taxes	(4,082)	1,027	(6,396)	1,490
Income tax (benefit) provision	(963)	261	(1,694)	398
Net (loss) income	$(3,119)	$766	$(4,702)	$1,092
Basic and fully diluted weighted-average shares outstanding	23,521	23,851	23,564	23,940
Basic and fully diluted (loss) earnings per share	$(0.13)	$0.03	$(0.20)	$0.05

See accompanying notes to unaudited interim condensed consolidated financial statements.

໿CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES AND INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(3,119)	$766	$(4,702)	$1,092
Other comprehensive (loss) income:
Net unrealized holding gains (losses) on investments arising during the period, net of tax	2	17	39	(1)
Comprehensive (loss) income	$(3,117)	$783	$(4,663)	$1,091

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Net cash flows from operating activities:
Net (loss) income	$(4,702)	$1,092
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization of property and equipment	5,820	5,652
Amortization of intangible assets	965	1,077
Amortization of loan fees	11	12
Loss on change in fair value of contingent consideration liability	4	9
Loss on write-down of inventory	1,581	131
Net loss on disposal of property and equipment	173	94
Deferred Rent	—	(30)
Restructuring charges	76	662
Impairment charges	1,916	24
Net change in operating assets and liabilities:
Accounts receivable	484	(3,332)
Inventory	(196)	(2,378)
Other current assets	(2,122)	(202)
Other non-current assets	(99)	(8)
Accounts payable and accrued liabilities	(1,952)	2,047
Customer deposits	1,006	822
Other non-current liabilities	14	—
Net cash provided by operating activities	2,979	5,672
Net cash flows from investing activities:
Purchase of investments available for sale	(7,250)	(6,500)
Redemptions of investments available for sale	16,750	11,750
Acquisition of property and equipment	(4,085)	(4,588)
Proceeds from disposals of property and equipment	142	51
Net cash provided by investing activities	5,557	713
Net cash flows from financing activities:
Principal payments on long-term debt	(855)	(855)
Repurchase of common stock	(1,725)	(2,004)
Payment of contingent consideration liability	(112)	(141)
Payment of loan fees	—	(42)
Net cash used in financing activities	(2,692)	(3,042)
Net increase in cash and cash equivalents	5,844	3,343
Cash and cash equivalents - beginning of period	9,376	9,792
Cash and cash equivalents - end of period	$15,220	$13,135
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$921	$1,000
Income tax payments, net	$—	$—
Non-cash investing activity:
Unrealized holding gains (losses) on investments, net of tax	$39	$(1)
Acquisition of property and equipment accrued but not yet paid	$431	$133

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance, December 31, 2017	23,997,385	$240	$277,520	$(23)	$(64,018)	$213,719
Net income	—	—	—	—	1,092	1,092
Other comprehensive losses	—	—	—	(1)	—	(1)
Repurchase of common stock	(217,377)	(2)	—	—	(2,003)	(2,005)
Balance, September 30, 2018	23,780,008	$238	$277,520	$(24)	$(64,929)	$212,805

Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(64,559)	$213,179
Net loss	—	—	—	—	(4,702)	(4,702)
Other comprehensive income	—	—	—	39	—	39
Repurchase of common stock	(218,706)	(2)	—	—	(1,723)	(1,725)
Balance, September 30, 2019	23,495,502	$235	$277,520	$20	$(70,984)	$206,791

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Background and Basis of Presentation

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

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements and in Note 13 “Commitments and Contingencies,” there were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2019. See Note 2 to the 2018 Report for a description of the Company’s significant accounting policies.

Change in Accounting Estimate

In a strategic effort to maximize asset utilization in 2019, the Company increased focus on supply chain management. The Company reduced planned bottling of bulk wine on hand in an effort to re-align supply with changes in forecasted demand. In the third quarter of 2019, the Company finalized a review of standard overhead applied to bulk wine inventory and bulk wine inventory reserves in the current market and subsequently increased its reserve estimate from 50% to 75% of total projected bulk wine sale losses. As a result of this change in estimate, bulk wine inventory was reduced by $1.2 million, resulting in a decrease to net income of $1.2 million or $0.05 per diluted share for fiscal 2019.

Reclassifications

Certain reclassifications have been made to prior period unaudited interim condensed consolidated balance sheets and statements of cash flows to conform to current period presentation. The reclassifications had no impact on previously reported net (loss) income, equity or cash flows.

Recent Accounting Pronouncements

Subsequent to the filing of the 2018 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides an update of accounting pronouncements applicable to Crimson that are not yet adopted as of September 30, 2019 and a description of accounting pronouncements that were adopted during the nine months ended September 30, 2019:

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

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three and nine months ended September 30, 2019 and 2018.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its condensed consolidated balance sheets, and represents a contract liability.

The following table reflects changes in the contract liability balance during the nine months ended September 30, 2019 and 2018 (in thousands):

	September 30, 2019	September 30, 2018
Outstanding at beginning of period (December 31)	$375	$593
Increase (decrease) attributed to:
Upfront payments	38,983	38,728
Revenue recognized	(37,977)	(37,906)
Outstanding at end of period	$1,381	$1,415

Revenue recognized during the nine months ended September 30, 2019 and 2018, which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectable based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.1 million at September 30, 2019 and December 31, 2018.

3.	Restructuring

During 2018, the Company committed to various restructuring activities including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations.

Restructuring charges of $0.1 million and $0.7 million were incurred in the nine months ended September 30, 2019 and 2018, respectively. The Company has incurred $1.4 million of restructuring charges inception-to-date consisting of $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, $0.9 million employee related costs, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company’s restructuring activities were substantially complete as of March 31, 2019.

The Company recorded no additional liability for restructuring charges and paid $0.2 million in previously accrued employee related restructuring activities during the nine months ended September 30, 2019. The liability related to restructuring activities was $0.4 million and $0.6 million at September 30, 2019 and December 31, 2018, respectively.

4.	Inventory

A summary of inventory at September 30, 2019 and December 31, 2018 is as follows (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$45,667	$37,447
In-process goods	29,609	38,902
Packaging and bottling supplies	606	918
Total inventory	$75,882	$77,267

The Company's inventory reserve balance was $1.7 million as of September 30, 2019 and $0.4 million as of December 31, 2018.

5.	Property and Equipment

A summary of property and equipment at September 30, 2019 and December 31, 2018 and depreciation and amortization expense for the three and nine months ended September 30, 2019 and 2018, is as follows (in thousands):
໿

	Depreciable Lives
	(in years)	September 30, 2019	December 31, 2018
Land and improvements	N/A	$44,926	$46,164
Buildings and improvements	20-40	59,722	60,229
Winery and vineyard equipment	3-25	41,100	40,724
Vineyards, orchards and improvements	7-25	32,599	36,458
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,327	3,943
Construction in progress	N/A	3,148	1,554
Total		190,461	194,711
Accumulated depreciation and amortization		(70,513)	(68,481)
Total property and equipment, net		$119,948	$126,230

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Capitalized into inventory	$1,436	$1,468	$4,414	$4,400
Expensed to general and administrative	452	435	1,406	1,252
Total depreciation and amortization	$1,888	$1,903	$5,820	$5,652

During 2018, the Company began actively marketing 36 acres of apple orchards for sale as it does not intend to replant these orchards with vineyards and subsequently reclassified $0.6 million from property and equipment to assets held for sale. In each of the nine months ended September 30, 2019 and 2018, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the apple orchards to fair value less cost to sell. These impairment charges were recorded to other income (expense), net in the unaudited interim condensed consolidated statements of operations.

During the second quarter of 2019, the Company placed 124 acres of land, composed of 15 acres of vineyards and 109 acres of fallow land, for sale and reclassified an additional $1.2 million from property and equipment to assets as held for sale. In October 2019, the Company finalized a sales agreement to sell the land for $0.7 million and recorded an impairment charge of $0.5 million to write-down the carrying value to the price in the sales agreement. In the third quarter of 2019, the impairment charge was recorded to (loss) income from operations, net in the unaudited interim condensed consolidated statements of operations. The sale of the land closed in October 2019.

In the third quarter of 2019, the Company authorized plans to list for sale a vineyard consisting of 181.1 acres, of which 92.8 acres are planted with wine grapes, in Klickitat County, Washington. As part of the process to determine the sale price of the property, the Company obtained an appraisal of the property in the second quarter of 2019. As a result, the Company recorded an impairment loss of $1.2 million to write-down the carrying value of the vineyard to the appraised fair value less cost to sell in the second quarter of 2019. The Company recorded an additional impairment of $0.1 million in the third quarter of 2019 due to the write-down of in progress vineyard development. These impairment charges were recorded to (loss) income from operations, net in the unaudited interim condensed consolidated statements of operations. The Company reclassified $2.1 million from property and equipment to assets held for sale related to the vineyard as of September 30, 2019.
As of September 30, 2019, the Company had $3.4 million of assets held for sale classified as current assets on its condensed consolidated balance sheet. The Company expects to complete the sale of both the apple orchards and vineyard within the next twelve months.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company’s investments mature within two years or less.

The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

September 30, 2019	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$9,750	$9,750	$16	$—	$—	$9,766	$9,766
December 31, 2018	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$19,250	$19,250	$—	$(37)	$—	$19,213	$19,213

As of September 30, 2019 and December 31, 2018, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term liabilities, the carrying amounts of such financial instruments approximate their fair values. As of September 30, 2019, the Company has estimated the fair value of its outstanding debt to be approximately $22.9 million compared to its carrying value of $22.6 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at September 30, 2019 and December 31, 2018, and amortization expense for the nine months ended September 30, 2019 and 2018, is as follows (in thousands):

		September 30, 2019			December 31, 2018
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$8,701	$9,299	$18,000	$7,904	$10,096
Distributor relationships	10 - 14	2,700	1,584	1,116	2,700	1,438	1,262
Customer relationships	7	1,900	1,900	—	1,900	1,900	—
Legacy permits	14	250	149	101	250	135	115
Trademark	20	200	111	89	200	103	97
Total		$23,050	$12,445	$10,605	$23,050	$11,480	$11,570
Other non-current assets				388			289
Total intangible and other non-current assets, net				$10,993			$11,859

				Three Months Ended September 30,		Nine Months Ended September 30,
Amortization expense				2019	2018	2019	2018
Total amortization expense				$321	$321	$965	$1,077

The estimated aggregate future amortization of intangible assets as of September 30, 2019 is identified below (in thousands):

Amortization
Remainder of 2019	$321
2020	1,286
2021	1,286
2022	1,286
2023	1,286
Thereafter	5,140
Total	$10,605

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation related expenses	$2,956	$2,935
Accounts payable and accrued grape costs	5,932	7,733
Accrued interest	299	334
Depletion allowance	449	285
Operating lease liability, current	152	—
Production and farming	333	154
Sales and marketing	163	441
Acquisition of property and equipment	207	336
Contingent consideration liability related to Seven Hills Winery	—	146
Other accrued expenses	549	231
Total accounts payable and accrued liabilities	$11,040	$12,595

9.	Debt
Details of the Company’s debt as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019			December 31, 2018
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$640	$12,960	$13,600	$640	$13,440	$14,080	5.24%	October 1, 2040
2017 Term Loan	500	8,500	9,000	500	8,875	9,375	5.39%	July 1, 2037
Total	1,140	21,460	22,600	1,140	22,315	23,455
Debt issuance costs	(14)	(124)	(138)	(15)	(135)	(150)
Total debt	$1,126	$21,336	$22,462	$1,125	$22,180	$23,305
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

The Company incurred debt issuance costs of less than $0.1 million related to the 2015 Term Loan. These costs are recorded as a reduction from current portion of long-term debt or long-term debt based on the time frame in which the fees will be expensed, and as such, amounts to be expensed within twelve months shall be classified against current portion of long-term debt. The costs are being amortized to interest expense using the effective interest method over the contractual term of the loan.

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2019, $13.6 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2019, $9.0 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The Company was in compliance with all debt covenants as of September 30, 2019.

A summary of debt maturities as of September 30, 2019 is as follows (in thousands):

Principal due the remainder of 2019	$285
Principal due in 2020	1,140
Principal due in 2021	1,140
Principal due in 2022	1,140
Principal due in 2023	1,140
Principal due thereafter	17,755
Total	$22,600

10.	Stockholders’ Equity
In March 2018, the Company commenced a share repurchase program (the “2018 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2018 Repurchase Program, any repurchased shares were constructively retired, and on September 19, 2018, the 2018 Repurchase Program was completed. Under the total 2018 Repurchase Program, the Company repurchased 217,377 shares at a repurchase price of $2.0 million.

In December 2018, the Company commenced a share repurchase program (the “2019 Winter Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Winter Repurchase Program, any repurchased shares were constructively retired, and on April 30, 2019, the 2019 Winter Repurchase Program was completed. Under the total 2019 Winter Repurchase Program, the Company repurchased 253,324 shares at a repurchase price of $2.0 million.

In September 2019, the Company commenced a share repurchase program (the "2019 Summer Repurchase Program") that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Summer Repurchase Program, any repurchased shares are constructively retired. During the nine months ended September 30, 2019, the Company repurchased 31,182 shares at a purchase price of $0.2 million under the 2019 Summer Repurchase Program.

11.	Income Taxes
Consolidated income tax expenses for the three and nine months ended September 30, 2019 and 2018 were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2019 and 2018, respectively.

The Company’s effective tax rates for the three months ended September 30, 2019 and 2018 were 23.0% and 28.5%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2019 and 2018 were 26.3% and 28.7%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2019 is primarily attributable to state income taxes and permanent items, which primarily consisted of meals and entertainment.

The Company does not have any amounts in its condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions as of September 30, 2019.

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$6,890	$7,777	$5,879	$6,397	$1,903	$2,646	$14,672	$16,820
Cost of sales	4,988	4,557	1,915	1,964	3,441	2,559	10,344	9,080
Gross profit (loss)	1,902	3,220	3,964	4,433	(1,538)	87	4,328	7,740
Operating expenses:
Sales and marketing	1,702	1,537	1,934	1,672	1,080	996	4,716	4,205
General and administrative	—	—	—	—	2,833	2,752	2,833	2,752
Total operating expenses	1,702	1,537	1,934	1,672	3,913	3,748	7,549	6,957
Net loss (gain) on disposal of property & equipment	—	—	—	—	204	(11)	204	(11)
Restructuring charges	—	—	—	—	—	70	—	70
Impairment charges	—	—	—	—	625	—	625	—
Income (loss) from operations	$200	$1,683	$2,030	$2,761	$(6,280)	$(3,720)	$(4,050)	$724

	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$23,464	$25,223	$18,190	$17,527	$4,538	$4,581	$46,192	$47,331
Cost of sales	15,291	14,536	5,775	5,616	6,431	4,466	27,497	24,618
Gross profit (loss)	8,173	10,687	12,415	11,911	(1,893)	115	18,695	22,713
Operating expenses:
Sales and marketing	5,013	4,702	5,601	4,798	3,171	2,756	13,785	12,256
General and administrative	—	—	—	—	8,909	8,081	8,909	8,081
Total operating expenses	5,013	4,702	5,601	4,798	12,080	10,837	22,694	20,337
Net loss on disposal of property & equipment	—	—	—	—	173	94	173	94
Restructuring charges	—	—	—	—	76	662	76	662
Impairment charges	—	—	—	—	1,860	—	1,860	—
Income (loss) from operations	$3,160	$5,985	$6,814	$7,113	$(16,082)	$(11,478)	$(6,108)	$1,620

13.	Commitments and Contingencies

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

Pursuant to ASU 2016-02, all of the Company’s leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASU 2016-02, the Company recorded an operating lease right-of-use asset and an operating lease liability on its condensed consolidated balance sheet beginning January 1, 2019. Right-of-use lease assets represent the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all lease agreements, the Company combines lease and non-lease components, and leases with an initial term of 12 months or less are not recorded on the balance sheet.

Supplemental balance sheet information related to leases were as follows (in thousands):

September 30, 2019
Other non-current assets	$124

Accounts payable and accrued liabilities	$152
Other non-current liabilities	—
Total operating lease liabilities	$152

Weighted Average Remaining Lease Term
Operating leases	0.75 years
Weighted Average Discount Rate
Operating leases	6.34%

Base rent expense was $0.2 million for the nine months ended September 30, 2019 and 2018. Cash paid for amounts included in the measurement of operating lease liabilities as part of operating cash flows was $0.2 million for the nine months ended September 30, 2019.

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

Other

In October 2017, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Operations at two of the Company’s properties, Pine Ridge Vineyards and Seghesio Family Vineyards, were temporarily impacted due to these wildfires and then resumed shortly thereafter. At the time of the wildfires, both properties had already harvested substantially all of their 2017 estate grapes. Certain inventory on hand was impacted by power losses and smoke damage which was covered under existing insurance policies. During 2018, the Company recognized $1.1 million in insurance proceeds of which $0.6 million was offset against inventory losses and $0.5 million was included in other income, net.

In October 2019, the Company received an additional $0.2 million from insurance proceeds related to the October 2017 wildfires. As of September 30, 2019, the Company recognized the receivable and recorded $0.2 million in other income, net.

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

Quantities or results referred to as “current quarter” and “current three and nine-month period” refer to the three and nine months ended September 30, 2019.

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
The Company has recently increased focus on supply chain management in an effort to maximize asset utilization. During the three months ended September 30, 2019, the Company performed regular costing updates to apply actual cost for the 2017 and 2018 vintage bulk wine compared to the standard cost estimates used. The analysis showed higher cellar overhead costs incurred for these vintages than previously estimated in the standard rate applied to bulk wine gallons produced. The increase in the revised standard rate over the production period was a result of a strategic reduction of wine bottled driven by less than forecasted demand for certain products. Additionally, cost capitalized to inventory increased due to growth in general and administrative overhead costs as well as onboarding cellar costs related to the Double Canyon winemaking facility and acquired Seven Hills Winery.
As of September 30, 2019, wine inventory includes approximately 0.8 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Restructuring charges of $0.1 million and $0.7 million were incurred in the nine months ended September 30, 2019 and 2018, respectively. The Company has incurred $1.4 million of restructuring charges inception-to-date consisting of $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, $0.9 million employee related costs, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company’s restructuring activities were substantially complete as of March 31, 2019.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Sales
໿

	Three Months Ended September 30,
(in thousands, except percentages)	2019	2018	(Decrease)	% change
Wholesale	$6,890	$7,777	$(887)	(11)%
Direct to Consumer	5,879	6,397	(518)	(8)%
Other	1,903	2,646	(743)	(28)%
Total net sales	$14,672	$16,820	$(2,148)	(13)%

Wholesale net sales decreased $0.9 million, or 11%, in the current quarter as compared to the same quarter in 2018. The decrease was primarily driven by a decrease in domestic and export wine sales, as well as increased price support compared to the same quarter in 2018.

Direct to Consumer net sales decreased $0.5 million, or 8%, in the current quarter as compared to the same quarter in 2018. The decrease was primarily driven by timing of wine club shipments and partially offset by successful strategic e-commerce offers compared to the same quarter in 2018.

Other net sales include bulk wine, grape sales, custom winemaking services, event fees and retail sales, and decreased $0.7 million, or 28% primarily due to a decrease in gallons of bulk wine sold, a decrease in tons of bulk grapes sold, and a decrease in revenue from custom winemaking services compared to the same quarter in 2018.

Gross Profit

	Three Months Ended September 30,
(in thousands, except percentages)	2019	2018	(Decrease)	% change
Wholesale	$1,902	$3,220	$(1,318)	(41)%
Wholesale gross margin percentage	28%	41%
Direct to Consumer	3,964	4,433	(469)	(11)%
Direct to Consumer gross margin percentage	67%	69%
Other	(1,538)	87	(1,625)	(1,868)%
Total gross profit	$4,328	$7,740	$(3,412)	(44)%
Total gross margin percentage	29%	46%

Wholesale gross profit decreased $1.3 million, or 41%, in the current quarter as compared to the same quarter in 2018 primarily driven by the release of higher cost vintages, lower sales volume, and increased price support. Increased costs were primarily driven by higher fixed production costs, planned decreased production volumes in an effort to re-align supply with demand, and a lower crop yield. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 1,380 basis points primarily driven by increased cost of goods sold and increased price support compared to the same quarter in 2018.

Direct to Consumer gross profit decreased $0.5 million, or 11%, in the current quarter as compared to the same quarter in 2018 driven primarily by a decrease in volume caused by timing of wine club shipments. Gross margin percentage decreased 187 basis points in the current quarter primarily driven by timing of wine club shipments compared to the same quarter in 2018.

Other gross profit includes bulk wine, grape sales, event fees and non-wine retail sales and decreased $1.6 million, or 1,868% in the current quarter as compared to the same quarter in 2018. The decrease in gross profit is primarily driven by increased costs related to the 2017 and 2018 vintage bulk wine, higher fixed production costs, and planned decreased production volumes in an effort to re-align supply with demand.

Operating Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2019	2018	Increase	% change
Sales and marketing	$4,716	$4,205	$511	12%
General and administrative	2,833	2,752	81	3%
Total operating expenses	$7,549	$6,957	$592	9%

Sales and marketing expenses increased $0.5 million, or 12%, in the current quarter as compared to the same quarter in 2018. The increase was primarily driven by the increased compensation related expenses and increased sales incentive programs compared to the same quarter in 2018.

General and administrative expenses increased $0.1 million, or 3%, in the current quarter as compared to the same quarter in 2018 primarily due to compensation expenses related to severance expense compared to the same quarter in 2018.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Interest expense, net	$(367)	$(333)	$34	10%
Other income, net	335	636	(301)	(47)%
Total other (expense) income, net	$(32)	$303	$335	(111)%

Interest expense, net increased less than $0.1 million, or 10%, in the current quarter compared to the same quarter in 2018.  The increase was primarily driven by the timing of capitalized interest on vineyard development projects compared to the same quarter in 2018.

Other income decreased by $0.3 million, or 47% in the current quarter as compared to the same quarter in 2018. The decrease was primarily driven by lower insurance proceeds received compared to the same quarter in 2018.

Income Tax Provision

The Company’s effective tax rates for the three months ended September 30, 2019 and 2018 were 23.0% and 28.5%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended September 30, 2019 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

Nine Months Ended September 30, 2019 Compared To Nine Months Ended September 30, 2018

Net Sales
໿

	Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Wholesale	$23,464	$25,223	$(1,759)	(7)%
Direct to Consumer	18,190	17,527	663	4%
Other	4,538	4,581	(43)	(1)%
Total net sales	$46,192	$47,331	$(1,139)	(2)%

Wholesale net sales decreased $1.8 million, or 7%, in the current nine month period as compared to the same period in 2018. The decrease was primarily driven by increased price support compared to the prior period.

Direct to Consumer net sales increased $0.7 million, or 4%, in the current nine month period as compared to the prior period. The increase was primarily driven by successful strategic e-commerce offers.

Other net sales include bulk wine, grape sales, custom winemaking services, event fees and retail sales, and remained relatively flat with increased tasting fees and custom crush revenue offsetting lower sales from grapes compared to the prior period.

Gross Profit

	Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Wholesale	$8,173	$10,687	$(2,514)	(24)%
Wholesale gross margin percentage	35%	42%
Direct to Consumer	12,415	11,911	504	4%
Direct to Consumer gross margin percentage	68%	68%
Other	(1,893)	115	(2,008)	(1,746)%
Total gross profit	$18,695	$22,713	$(4,018)	(18)%
Total gross margin percentage	40%	48%

Wholesale gross profit decreased $2.5 million, or 24%, in the current nine month period as compared to the same period in 2018 primarily driven by the release of higher cost vintages, lower sales volume, and increased price support. Increased costs were primarily driven by higher fixed production costs, planned decreased production volumes in an effort to re-align supply with demand, and a lower crop yield. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 754 basis points primarily driven by increased cost of goods sold and increased price support compared to the prior period.

Direct to Consumer gross profit increased $0.5 million, or 4%, in the current nine month period as compared to the same period in 2018 driven primarily by an increase in e-commerce volume. Gross margin percentage was relatively flat compared to the prior period.

Other gross profit includes bulk wine, grape sales, event fees and non-wine retail sales and decreased $2.0 million, or 1,746% in the current nine month period as compared to the same period in 2018. The decrease in gross profit is primarily driven by increased costs related to the 2017 and 2018 vintage bulk wine, higher fixed production costs, and planned decreased production volumes in an effort to re-align supply with demand.

Operating Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	Increase	% change
Sales and marketing	$13,785	$12,256	$1,529	12%
General and administrative	8,909	8,081	828	10%
Total operating expenses	$22,694	$20,337	$2,357	12%

Sales and marketing expenses increased $1.5 million, or 12%, in the current nine month period as compared to the same period in 2018. The increase was primarily driven by compensation related expenses and increased customer promotional events compared to the prior period.

General and administrative expenses increased $0.8 million, or 10%, in the current nine month period as compared to the same period in 2018 primarily due to compensation expenses related to severance expense, and consulting services related to corporate governance compared to the prior period.

Other Expense

	Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Interest expense, net	$(730)	$(843)	$(113)	(13)%
Other income, net	442	713	(271)	(38)%
Total other expense, net	$(288)	$(130)	$158	122%

Interest expense, net decreased $0.1 million, or 13%, in the current nine month period compared to the same period in 2018.  The decrease was primarily driven by a higher patronage dividend received and decreased principal balances on fixed loans compared to the prior period.

Other income decreased by $0.3 million, or 38% in the current nine month period as compared to the same period in 2018. The decrease was primarily driven by lower insurance proceeds received compared to the prior period.

Income Tax Provision

The Company’s effective tax rates for the nine months ended September 30, 2019 and 2018 were 26.3% and 28.7%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the nine months ended September 30, 2019 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2019, $13.6 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2019, $9.0 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

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

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2019 and 2018 (in thousands):

Cash (used in) provided by:	2019	2018
Operating activities	$2,979	$5,672
Investing activities	5,557	713
Financing activities	(2,692)	(3,042)

Cash provided by operating activities

Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2019, consisting primarily of $4.7 million of net loss adjusted for non-cash items such as $10.5 million primarily consisting of depreciation, amortization, impairment charges, and loss on the write-down of inventory, partially offset by $2.9 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities, and increase in other current assets, partially offset by an increase in customer deposits. The decrease in accounts payable and accrued liabilities was primarily due to grower payments made in the current period for the 2018 harvest. The increase in other current assets was primarily due to an increase in prepaid income taxes.

Net cash provided by operating activities was $5.7 million for the nine months ended September 30, 2018, consisting primarily of $1.1 million of net income adjusted for non-cash items such as $6.7 million of depreciation and amortization and $0.7 million of restructuring charges, partially offset by $3.1 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in accounts receivable including $1.1 million in insurance proceeds and inventory partially offset by an increase in accounts payable and expense accruals. The decrease in accounts payable and expense accruals was primarily due to grower payments made in the current period for the 2017 harvest.

Cash provided by investing activities

Net cash provided by investing activities was $5.6 million for the nine months ended September 30, 2019, consisting primarily of net redemptions of available for sale investments of $9.5 million, partially offset by capital expenditures of $4.1 million.

Net cash provided by investing activities was $0.7 million for the nine months ended September 30, 2018, consisting primarily of net redemptions of available for sale investments of $5.3 million, partially offset by capital expenditures of $4.6 million.

Cash used in financing activities

Net cash used in financing activities for the nine months ended September 30, 2019 was $2.7 million, which reflects the repurchase of shares of our common stock at a repurchase price of $1.7 million, principal payments on our term loans of $0.9 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

Net cash used in financing activities for the nine months ended September 30, 2018 was $3.0 million which reflects the repurchase of shares of our common stock at a repurchase price of $2.0 million, principal payments on our term loans of $0.9 million, and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

Share Repurchases

In March 2018, the Company commenced a share repurchase program (the “2018 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2018 Repurchase Program, any repurchased shares were constructively retired and on September 19, 2018 the 2018 Repurchase Program was completed. Under the total 2018 Repurchase Program, the Company repurchased 217,377 shares at a repurchase price of $2.0 million.

In December 2018, the Company commenced a share repurchase program (the “2019 Winter Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Winter Repurchase Program, any repurchased shares were constructively retired. On April 30, 2019, the 2019 Winter Repurchase Program was completed. Under the total 2019 Winter Repurchase Program, the Company has repurchased 253,324 shares at a repurchase price of $2.0 million.

In September 2019, the Company commenced a share repurchase program (the "2019 Summer Repurchase Program") that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Summer Repurchase Program, any repurchased shares are constructively retired. During the nine months ended September 30, 2019, the Company repurchased 31,182 shares at a purchase price of $0.2 million under the 2019 Summer Repurchase Program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and two term loans. The revolving credit facility had no outstanding balance as of September 30, 2019, and bears interest at floating rates on borrowings.  The term loans had $22.6 million outstanding at September 30, 2019 and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2019. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended September 30, 2019 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans (millions)
July 1-31, 2019	—	$—	—	-
August 1-31, 2019	—	—	—	-
September 1-30, 2019	31,182	7.61	31,182	1,762,080
Total	31,182

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
101**
Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Loss; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

* Incorporated by reference
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	November 7, 2019	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer