Form 10-K
period 2019-12-31
Crimson Wine Group, Ltd
filed 2020-03-12
CIK 1562151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No   [ x ]

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 30, 2019, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $146,185,000 on that date.

As of March 6, 2020, there were 23,243,476 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

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

Crimson is in the business of producing and selling luxury wines (i.e., wines that retail for over $16 per 750ml bottle). Crimson is headquartered in Napa, California and through its wholly-owned subsidiaries owns seven primary wine estates and brands: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards, Seghesio Family Vineyards, Double Canyon, Seven Hills Winery and Malene Wines.

The wine Crimson makes comes from estate grown grapes as well as grapes and bulk wine purchased under contract and on the spot-market. Our business model is a combination of direct to consumer sales and wholesale distributor sales. References to cases of wine herein refer to nine-liter equivalent cases.

Mission, Purpose and Strategy

Our mission and purpose are as follows:

As owners of exceptional vineyards in premier wine growing regions, we are committed to crafting benchmark wines for the pleasure and benefit of those we serve.

Using our three strategic pillars of quality, focus and growth as guides, we seek to enrich lives through uniquely wonderful wine experiences.

Quality. We own exceptional vineyards in premier winegrowing regions across California, Oregon and Washington. We farm our vineyards in a thoughtful, sustainable way with the goal of producing the highest quality grapes and wines possible. As part of executing this strategy, as of December 31, 2019, Crimson owns or leases approximately 871 plantable acres of vineyard land. The Company continues to assess other opportunities to enhance the quality of our vineyard holdings and wine portfolio.

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

Growth. To support our quality and focus goals, all of our teams, including winegrowing, sales, marketing and administrative are driven towards continuous improvement. The direct to consumer business, which continued to grow in 2019, generates higher gross margins and we intend to continue emphasizing opportunities in this distribution channel in order to further our growth. In particular, the Company is placing increased emphasis on digital and Ecommerce opportunities within direct to consumer. Our wholesale distribution channel continues to drive volume sales to a wide customer market. Our wines are available in all states domestically through our network of over 50 distributors, and our export team served customers in over 30 countries through independent importers and brokers during 2019.

Recent Developments

In 2019, the Company made considerable progress in organizational efficiencies within our supply chain. We rolled out a road map to achieve a higher level of sustainability within our wineries and vineyards. We consolidated our direct to consumer efforts to focus our teams on our most profitable spaces and brands. At the end of 2019, Jennifer Locke joined the Company as Chief Executive Officer. Ms. Locke brings more than 20 years of wine industry experience to the Company, with inspirational leadership skills and an industry wide reputation for delivering results and leading high-performing teams.

Our Wineries and Vineyards

The following table summarizes the Company’s acreage as of December 31, 2019:

	Plantable Acres
	Owned	Leased	Total	Currently Planted
Pine Ridge Vineyards	155	2	157	149
Archery Summit	93	17	110	97
Chamisal Vineyards and Malene Wines	92	—	92	83
Seghesio Family Vineyards	311	—	311	280
Double Canyon	93	—	93	93
Seven Hills Winery	108	—	108	61
Total	852	19	871	763

Pine Ridge Vineyards

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns acreage in five Napa Valley appellations-Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. The winery at Pine Ridge Vineyards has a permitted annual wine production capacity of up to 300,000 gallons, which equates to approximately 126,000 cases of wine; however, current fermentation and processing capacity is limited to approximately 61,000 cases without additional capital investment. The facility includes areas and equipment for crush, fermentation, aging and bottling processes, and also has a tasting room, hospitality center and administrative offices. Built into the hillside for wine barrel storage are approximately 34,000 square feet of underground caves with a capacity to store up to 5,000 barrels.  In addition, there are special event dining areas both indoors and outdoors as well as in the underground caves.

The Pine Ridge Vineyards estate business is focused primarily on the production of high quality Cabernet Sauvignon and Bordeaux-style blends sold by Crimson under the Pine Ridge Vineyards brand name. Pine Ridge Vineyards also produces Chenin Blanc + Viognier, which is sold by Crimson under the Pine Ridge brand name and is made from purchased grapes and bulk wine juice processed at a third party custom winemaking facility with a contracted capacity of up to approximately 110,000 cases for the 2019 harvest year.

Archery Summit

Archery Summit was created by Crimson in 1993. Archery Summit owns acreage in the Dundee Hills American Viticultural Area (“AVA”) of Willamette Valley in Oregon. The winery at Archery Summit, situated on an estate vineyard known as Summit Vineyard, has a permitted annual wine production capacity of up to 50,000 gallons, which equates to approximately 21,000 cases of wine; however, current fermentation and processing capacity is limited to approximately 17,000 cases. The facility includes areas and equipment for crush, fermentation, wine aging and storage, in addition to a tasting room, hospitality center and administrative offices. The facility has approximately 8,900 square feet of underground caves for wine barrel storage with a capacity to store over 750 barrels. There are also special event dining areas indoors as well as in the underground caves.

Archery Summit is focused primarily on producing estate grown, expressive single vineyard Pinot Noir and Chardonnay sold by Crimson under the Archery Summit brand name. Archery Summit also produces Vireton Pinot Gris, which is sold by Crimson under the Archery Summit brand name and is made from purchased grapes.

Chamisal Vineyards

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973. The Chamisal Vineyard was the first vineyard planted in the Edna Valley in 1973. The winery at Chamisal has a permitted annual wine production capacity of up to 480,000 gallons which equates to approximately 200,000 cases of wine. Current capacity available is 211,000 gallons in tanks and barrels which equates to approximately 89,000 cases of wine. The facility includes areas and equipment for crush, fermentation, aging and bottling processes, as well as a tasting room, hospitality center and administrative offices. There are special event dining areas outdoors.

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

Double Canyon is focused on producing benchmark Cabernet Sauvignon from Washington State’s best appellations. Double Canyon launched the Horse Heaven Hills Cabernet Sauvignon nationally in 2016, expanded into more markets and channels across the U.S. in 2017 and continued to increase distribution in 2018. In 2018, Double Canyon produced its first Cabernet Sauvignon from Red Mountain. During 2019, 124 acres of land, 109 acres of which were fallow land, were sold. As of December 31, 2019, there were 181 acres of remaining land, 93 acres of which were planted with grapes, that were subsequently sold in January 2020.

Seven Hills Winery

Seven Hills Winery was established in 1988 and acquired by Crimson in January 2016.  The winery facility has an annual permitted wine production capacity of up to 48,000 gallons which equates to approximately 20,000 cases of wine. The winery and tasting room are located in downtown Walla Walla in the historic Whitehouse-Crawford building. The 15,463 square-foot facility includes areas and equipment for crush, fermentation, aging, bottling processes, as well as a tasting room and administrative offices.

In December 2016 the Company also acquired land in the Walla Walla Valley for use by Seven Hills Winery. This land purchase encompassed approximately 108 acres of vineyards and apple orchards. Included in the 108 acres are 21 acres of some of the oldest and highest quality Bordeaux varietal plantings in the Walla Walla Valley. This historic site, considered the original Seven Hills Winery estate acres, was planted by the Seven Hills Winery founder and his father. In addition, within the 108 acres are 14 acres in The Rocks District of Milton-Freewater, which is known for world class Rhone style wines. During 2017 and 2018, Seven Hills Winery replanted certain acres of the apple orchards into vineyards and removed the remaining orchards for either replanting to grapes or to sell off the land. In 2018, 36 acres of fallow land was listed in the market for sale that remained for sale at the end of 2019.

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

Malene Wines are sold by Crimson under its own brand name and are made from purchased grapes processed at Crimson sister estate Chamisal Vineyards’ winemaking facility. The Malene brand was launched with the 2015 vintage released to limited markets in May 2016 and launched across the U.S. in 2017. In 2018, the Malene brand expanded to include new wines which are featured through use of two Airstream travel trailers purchased to help promote the brand throughout the country. In addition, in 2018, Malene Wines created a home and outdoor experience for the West Coast Airstream in the Edna Valley where consumers can join the wine club and gain access to a fresh new series of exclusive Rosés.

Competition

The markets for luxury products in the wine industry are intensely competitive. Crimson’s wines compete domestically and internationally with premium or higher quality wines produced in Europe, South America, South Africa, Australia and New Zealand, as well as in the United States. Crimson competes on the basis of quality, price, brand recognition and distribution capability, and the ultimate consumer has many choices of products from both domestic and international producers. A result of the intense competition and uncertain tariffs has been, and may continue to be, upward pressure on Crimson’s selling and promotional expenses. Many of Crimson’s competitors are significantly larger with greater financial, production, distribution and marketing resources. Measured in wine volume, the U.S. is dominated by three large wine companies with production largely based in California, representing approximately 50% of the domestic U.S. case sales volume. Further, Crimson’s wines may be considered to compete with all alcoholic and nonalcoholic beverages.

Demand for luxury wines can rise and fall with general economic conditions, and is also significantly affected by grape and bulk wine supply. In 2019, the wine industry saw a significant increase in excess wine from previous vintages combined with a softening in the consumption across most wine segments, particularly as spirits and new categories take market share.

Crimson’s wines are typically sold at retail price points from $16 to $250 per bottle; however, in the wholesale channel, which represented 87% of Crimson’s case volume in the years ended December 31, 2019, 2018 and 2017, the majority of volume is in the $16 to $30 retail price range.

Business Segments

Crimson reports operating results in two segments: Wholesale and Direct to Consumer. These business segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. Both financial and certain non-financial data are reported and evaluated to assist senior management with strategic planning. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are included; however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. Therefore, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated. Further information about segments, including net sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2019, 2018 and 2017 can be found in Note 14 to the consolidated financial statements.
໿

Sales and Marketing

Crimson focuses on brand development and distribution to increase revenues and profitability, which has included acquisitions of vineyards and wineries and the development of new brands with existing assets and the development of new direct sales outlets.

Crimson’s sales and marketing team coordinates the sales and distribution of its various brands, maintains domestic and export distributor relationships and oversees the timing and allocation of new releases. The sales team has employees in major markets in the U.S. and, where required, has brokers in certain domestic and international markets. Crimson’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically, as well as cruise lines and over 30 countries throughout the world.

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

Wholesale

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants. Domestic sales of Crimson’s wines are made through over 50 independent wine and spirits distributors. International sales are made through independent importers and brokers. During 2019, domestic distributor sales represented 56% of net sales and export sales represented 4% of net sales. During 2019, one distributor represented 10% of Crimson’s total sales and no other distributor represented 10% or more of total sales.

Direct to Consumer

As permitted under federal and local regulations, Crimson has been placing increasing emphasis on direct sales to consumers, which it is able to do through Ecommerce, wine clubs, and at the wineries’ tasting rooms. In particular, Crimson has been placing increased emphasis on digital and Ecommerce opportunities. During 2019, direct sales to consumers represented 40% of net sales. Approximately 60% of the direct to consumer net sales were through wine clubs, 21% were through the wineries’ tasting rooms and 19% from Ecommerce, special events and other sales. Members typically join our wine clubs after visiting our tasting rooms at our various facilities, or after hearing about our wine clubs from other members. Our tasting rooms are located in popular tourist destinations that typically attract consumers interested in winemaking and travel. Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors; however, for certain direct sales offers, some of the profit is offset by freight subsidies.

Grape Supply

Crimson controls approximately 871 acres of vineyards in the Napa Valley, Sonoma County and Edna Valley in California, the Willamette Valley and The Rocks District in Oregon, the Horse Heaven Hills in Washington and the Walla Walla Valley across Washington and Oregon. Approximately 763 acres of these vineyards are planted. Crimson expects to continue vineyard development plans for non-producing acreage in California, Oregon and Washington properties. Newly planted vines take approximately three to five years to reach maturity and vineyards can be expected to have a useful life of at least 25 years before replanting is necessary. Depending on the site, soil and water conditions and spacing, Crimson’s experience has been that it costs approximately $10,000 to $130,000 per acre over a three year period to develop open land into a vineyard capable of producing premium wine grapes, before taking into account the cost of the land. During 2019, the average cost per acre placed into service was approximately $48,000 per acre.

In 2019, approximately 38% of Crimson’s total grape supply came from Crimson controlled vineyards. Crimson purchases the balance of its supply from approximately 68 independent growers. The grower contracts range from one-year spot market purchases to intermediate and long term-agreements. During 2019, one grower represented 11% of Crimson’s grape supply.

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability.

The table below summarizes Crimson’s wine grape supply and production from the last three harvests:
໿

	Harvest Year
	2019	2018	2017
Estate grapes:
Producing acres	701	675	686
Tons harvested	2,436	2,444	2,008
Tons per acre	3.5	3.6	2.9
All grapes and purchased juice (in equivalent tons):
Estate grapes	2,436	2,444	2,008
Purchased grapes and juice	3,950	4,962	4,661
Total (in tons)	6,386	7,406	6,669
Total cases bottled during the year	313,000	303,000	396,000

The table below summarizes Crimson’s sales of grapes and bulk wine during the last three years:

	Year Ended December 31,
	2019	2018	2017
Grapes sold (in tons)	1,195	1,835	425
Bulk wine sold (in gallons)	180,399	244,418	150,759
Total grape and bulk wine equivalent cases sold	159,000	232,000	92,000

Total cases shipped were approximately 340,000, 353,000 and 342,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Cases shipped are disclosed for informational purposes, but do not necessarily correspond to the vintage year the grapes are grown and crushed. Depending on the wine, the production cycle to bottled sales is anywhere from one to three years.

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

On January 1, 2018, the 2017 Craft Beverage Modernization Act ("CBMA") became effective as part of the Tax Cuts and Jobs Act (Public Law 115-97) and made extensive changes to the Internal Revenue Code of 1986 ("IRC"), including provisions related to alcohol that were administered by TTB favorably impacting the federal alcohol tax rate.  The federal alcohol tax rate changed effective January 1, 2018 through December 31, 2019. On December 20, 2019, the CBMA was extended through December 31, 2020, maintaining the current federal alcohol tax rates. The previous rate of $1.07 per gallon for wines with alcohol content at or below 14% has been modified to apply to wines with alcohol content at or below 16%. The previous tax rate of $1.57 per gallon for wines above 14% but less than 21% has been modified to apply to wines over 16%. The tax rates for wines with alcohol content over 21% has not changed.

The tax law also allows for certain volume production credits that the Company took which further decreases the Company’s excise tax liability.  The tax credit allows for a credit of $1.00 per gallon on the first 30,000 gallons, $.90 per gallon on 30,001 up to 130,000 gallons and $.535 per gallon on 130,001 up to 750,000 gallons when the wine is removed from a producer’s bonded winery facility.

Crimson is also subject to a broad range of federal and state regulatory requirements regarding its agricultural operations and practices. Crimson’s agricultural operations are subject to regulations governing the storage and use of fertilizers, fungicides, herbicides, pesticides, fuels, solvents and other chemicals. These regulations are subject to change and could have a significant impact on operating practices, chemical usage, and other aspects of Crimson’s business. The Company is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and the consumers of our wine. Many of the expenses for protecting the environment are voluntary, however we are regulated by various local, state and federal agencies regarding environmental laws where the costs of these laws and requirements of these agencies are effectively integrated into regular operations and do not cause significant negative impacts or costs.

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

Employees

As of December 31, 2019, Crimson employed 194 regular, full-time employees. Crimson also employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of Crimson’s employees are represented by a collective bargaining unit and Crimson believes that its relationship with its employees is good.

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

We are dependent on certain key personnel. Our success depends to some degree upon the continued service of Jennifer Locke, our Chief Executive Officer; Nicolas M.E. Quillé, our Chief Operating Officer and Chief Winegrower; and our winemakers at our various facilities. The loss of the services of one or more of our key employees could harm our business and our reputation and negatively impact our profitability, particularly if one or more of our key employees resigns to join a competitor or to form a competing company.

Volatility and increases in the costs of grapes, labor and other necessary supplies or services have negatively impacted, and in the future may negatively impact, the Company’s net earnings and cash flow. We believe cost increases are possible in the future. If such increases occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such increases, its profits and operating results will be harmed. In addition, if the Company increases the prices of its products in response to increases in costs the Company may not be able to sustain its price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or consumers may decide not to pay the higher prices, which could lead to sales declines and loss of market share.

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

We may be subject to litigation, for which we may be unable to accurately assess our level of exposure and which if adversely determined, may have a significant adverse effect on our consolidated financial condition or results of operations. Although our current assessment is that there is no pending litigation that could reasonably be expected to have a significant adverse impact, if our assessment proves to be in error, then the outcome of litigation could have a significant impact on our financial condition or results of operations or cash flows. The Company is, and may in the future become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings from time to time, including consumer class actions, such as labor claims, breach of contract claims, antitrust litigation, securities litigation, premises liability claims and litigation in foreign jurisdictions. In general, claims made by or against the Company in litigation, investigations, disputes or other proceedings have been and can in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect the Company’s business or financial results or condition. It is not possible to predict the final resolution of the litigation, investigations, disputes, or proceedings with which the Company currently is, or may in the future become, involved. The impact of these matters on the Company’s business, results of operations and financial condition could be material.

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

Our common stock is not listed on any securities exchange; as a result there may be a limited public market for our common stock. Prices for our common stock are quoted on the Over-The-Counter ("OTC") Market. Securities whose prices are quoted on the OTC Market do not have the same liquidity as securities that trade on a recognized market or securities exchange. An active trading market for our common stock may not be sustained in the future. As a result, stockholders may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock.

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

Significant influence over our affairs may be exercised by our principal stockholders. As of March 6, 2020, the significant stockholders of our company include our directors Joseph S. Steinberg (approximately 11.5% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg’s private charitable foundation) and John D. Cumming (approximately 11.7% beneficial ownership). Accordingly, Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

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

The outbreak of a health epidemic or pandemic may have a material adverse effect on our business. The occurrence of an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could significantly impact our industry and cause a temporary closure of tasting rooms and wineries, long-term delays or inefficiencies in supply chain operations and logistics, or reduced consumer demand, which could severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

Crimson’s vineyards and winemaking facilities are described in Item 1. In 2014, the Company entered into a lease agreement in Napa, California to lease approximately 13,200 square feet of space for its administrative offices. The lease commenced July 1, 2014 for a term expiring June 30, 2020. During 2019, the Company extended the lease agreement for the administrative offices for a term expiring June 30, 2022.

In 2015, the Company entered into a lease agreement in Seattle, Washington to lease approximately 1,800 square feet of space for The Estates Wine Room. The lease commenced July 1, 2015 for a term expiring on May 31, 2020. The Company terminated the lease as of September 30, 2019.

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

	High	Low
2018
First Quarter	$10.72	$8.97
Second Quarter	$9.95	$9.01
Third Quarter	$9.45	$8.80
Fourth Quarter	$8.99	$7.30

2019
First Quarter	$8.88	$7.75
Second Quarter	$8.70	$7.26
Third Quarter	$8.30	$7.00
Fourth Quarter	$7.88	$6.75

On March 6, 2020, the closing sales price for the Company’s common stock was $7.15 per share. As of that date, there were 1,404 stockholders of record. Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

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

Purchase of equity of securities

Share repurchase activity under the Company’s share repurchase program, on a trade date basis, for the three months ended December 31, 2019 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan (millions)
October 1-31, 2019	81,077	$7.12	365,583	$1,185,184
November 1-30, 2019	97,269	$6.99	462,852	$504,841
December 1-31, 2019	73,680	$6.85	536,532	$—

Unregistered Sales of Securities

There have been no sales of unregistered securities by the Company within the past year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	89,000	$6.87	1,000,000

The terms of equity compensation plans are described in Note 11 to the consolidated financial statements.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
SELECTED STATEMENT OF OPERATIONS DATA	(In thousands, except per share amounts)
Revenues	$67,135	$67,766	$63,222	$64,621	$60,977
Gross profit	$26,189	$31,656	$31,965	$32,968	$32,531
(Loss) income from operations, inclusive of net loss (gain) on the disposal of property and equipment and restructuring costs (a) (b)	$(6,031)	$3,113	$5,598	$6,239	$7,850
Net (loss) income	$(4,874)	$1,978	$6,182	$3,278	$5,126
Basic and fully diluted (loss) earnings per share (c)	$(0.21)	$0.08	$0.26	$0.14	$0.21

	At December 31,
	2019	2018	2017	2016	2015
SELECTED BALANCE SHEET DATA	(In thousands, except per share amounts)
Current assets	$110,908	$115,734	$110,515	$102,195	$107,364
Property and equipment	$119,112	$126,230	$129,018	$123,261	$111,635
Goodwill, intangible assets and other non-current assets	$12,212	$13,121	$14,476	$16,041	$16,947
Total assets	$242,232	$255,085	$254,009	$241,497	$235,946
Long-term debt, including current maturities, net of unamortized loan fees	$22,181	$23,305	$24,430	$15,282	$15,915
Equity	$204,845	$213,179	$213,719	$207,565	$206,860
Book value per share (c)	$8.83	$8.99	$8.91	$8.65	$8.51

	Year Ended December 31,
	2019	2018	2017	2016	2015
SELECTED CASH FLOW DATA	(In thousands)
Net cash provided by operating activities	$3,642	$8,667	$6,420	$10,173	$8,713
Net cash provided by (used in) investing activities	$4,713	$(5,238)	$(10,203)	$(20,446)	$(18,190)
Net cash (used in) provided by financing activities	$(4,745)	$(3,845)	$8,780	$(3,265)	$14,536

(a)	Net (loss) gain on the disposal of property and equipment was as follows: $(0.2) million in 2019, $(0.2) million in 2018, $(0.2) million in 2017, $(0.2) million in 2016 and $0.1 million in 2015.

(b)	Restructuring costs were $0.1 million in 2019 and $1.3 million in 2018. No restructuring costs were incurred in prior years.

(c)
For the years ended December 31, 2019, 2018, 2017, 2016 and 2015 basic and fully diluted weighted-average shares outstanding were 23,513,009, 23,896,529, 23,997,385, 24,123,779 and 24,433,684 respectively, and as of December 31, 2019, 2018, 2017, 2016 and 2015 there were 23,243,476, 23,714,208, 23,997,385, 23,997,385, and 24,306,656 common shares outstanding, respectively.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this section is to discuss and analyze the Company’s consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements, related disclosures and “Cautionary Statement for Forward-Looking Information,” which appear elsewhere in this Report.

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

At December 31, 2019, wine inventory includes approximately 0.8 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Change in Accounting Estimate – In a strategic effort to maximize asset utilization in 2019, the Company increased focus on supply chain management. The Company reduced planned bottling of bulk wine on hand in an effort to re-align supply with changes in forecasted demand. In the third quarter of 2019, the Company finalized a review of standard overhead applied to bulk wine inventory and bulk wine inventory reserves in the current market and subsequently increased its reserve estimate from 50% to 75% of total projected bulk wine sale losses. As a result of this change in estimate, bulk wine inventory was reduced by $1.2 million, resulting in a decrease to net income of $1.2 million or $0.05 per diluted share for fiscal 2019.

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, Crimson reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. Crimson’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for Crimson’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $2.0 million, $0.6 million and $0.3 million were recorded during the years ended December 31, 2019, 2018 and 2017, respectively.

Vineyard Development Costs – Crimson capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, Crimson re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. Crimson has not recorded any significant impairment charges for its vineyards unless related to the sale of an asset during the three year period ended December 31, 2019.

Review of Long-Lived Assets for Impairment – For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. Other than goodwill, Crimson currently has no intangible assets with indefinite lives. All goodwill and substantially all definite-lived intangible assets resulted from the acquisitions of Seghesio Family Vineyards in May 2011 and Seven Hills Winery in January 2016. Amortization of definite-lived intangible assets is recorded on a straight-line basis over the estimated useful lives of the assets, which range from 7 to 20 years. Crimson evaluates goodwill for impairment at the end of each year or more often if a triggering event occurs, and has concluded that goodwill is not impaired.

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

During the years ended December 31, 2019 and 2018, the Company recorded impairment charges of $2.2 million and less than $0.1 million, respectively, to write-down the carrying value of vineyards and apple orchards held for sale to fair value less cost to sell. The Company did not recognize any impairment charges associated with long-lived assets during the year ended December 31, 2017.

Depletion Allowances – Crimson pays depletion allowances to its distributors based on their sales to their customers. These allowances are estimated on a monthly basis by Crimson, and allowances are accrued as a reduction of revenues. Subsequently, distributors will bill Crimson for actual depletions, which may be different from Crimson’s estimate. Any such differences are recognized in sales when the bill is received. Crimson has historically been able to estimate depletion allowances without any material differences between actual and estimated expense.

Restructuring
During 2018, the Company committed to various restructuring activities including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations. Restructuring charges of $0.1 million and $1.3 million were incurred in the twelve months ended December 31, 2019 and 2018, respectively. The Company has incurred $1.4 million of restructuring charges since the inception of the restructuring plan consisting of $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, $0.9 million employee related costs, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company’s restructuring activities were substantially complete as of March 31, 2019.

The Company recorded no additional liability for restructuring charges in the year ended December 31, 2019 and paid $0.2 million and $0.3 million in previously accrued employee related restructuring activities during the years ended December 31, 2019 and 2018, respectively. The liability related to restructuring activities was $0.3 million and $0.6 million at December 31, 2019 and 2018, respectively.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Net Sales
໿

	Year Ended December 31,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Wholesale	$33,020	$34,673	$(1,653)	(5)%
Direct to consumer	26,839	25,495	1,344	5%
Other	7,276	7,598	(322)	(4)%
Total net sales	$67,135	$67,766	$(631)	(1)%

Wholesale net sales decreased $1.7 million, or 5%, in 2019 as compared to 2018. The decrease was primarily driven by increased price support compared to the prior period. Price support was driven by the close out of discontinued labels, support of newly launched labels, and retail pricing realignment.

Direct to consumer net sales increased $1.3 million, or 5%, in 2019 as compared to 2018. The increase was primarily driven by successful strategic Ecommerce offers, as well as increases in wine club membership combined with current members trading up to higher tier club membership options.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees and retail sales, decreased $0.3 million or 4%, in 2019 as compared to 2018. The decrease was primarily driven by decreased sales of grapes and bulk wine, partially offset by increased revenue from custom winemaking services and tasting fees compared to the prior period.

Gross Profit
໿

	Year Ended December 31,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Wholesale	$10,832	$14,499	$(3,667)	(25)%
Wholesale gross margin percentage	33%	42%
Direct to consumer	18,133	17,302	831	5%
Direct to consumer gross margin percentage	68%	68%
Other	(2,776)	(145)	(2,631)	(1,814)%
Total gross profit	$26,189	$31,656	$(5,467)	(17)%

Wholesale gross profit decreased $3.7 million, or 25%, in 2019 as compared to 2018 driven by increased cost of goods sold and increased price support. Increased costs were primarily driven by higher fixed production costs, planned decreased production volumes in an effort to re-align supply with demand, and a lower crop yield on vintages sold. Price support was driven by the close out of discontinued labels, support of newly launched labels, and retail pricing realignment. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 900 basis points primarily driven by increased cost of goods sold and increased price support compared to the prior period.

Direct to consumer gross profit increased $0.8 million, or 5%, in 2019 as compared to 2018. The increase in gross profit was primarily driven by an increase in wine club net sales shipments as well as an increase in Ecommerce sales.

Other gross profit includes bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales which reflected an overall decrease of $2.6 million, or 1,814%, in 2019 as compared to 2018. The decrease in gross profit is primarily driven by increased costs related to the 2017 and 2018 vintage bulk wine, higher fixed production costs, and planned decreased production volumes in an effort to re-align supply with demand.

Operating Expenses
໿
໿

	Year Ended December 31,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Sales and marketing	$17,956	$16,385	$1,571	10%
General and administrative	11,792	10,634	1,158	11%
Total operating expenses	$29,748	$27,019	$2,729	10%

Sales and marketing expenses increased $1.6 million, or 10%, in 2019 as compared to 2018. The increase was primarily driven by compensation related expenses, revenue-driven variable expenses, and increased customer promotional events compared to the prior period.

General and administrative expenses increased $1.2 million, or 11%, in 2019 as compared to 2018 primarily due to compensation expenses related to severance expense, and consulting services compared to the prior period.

Other Income (Expense)

	Year Ended December 31,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Interest expense	$(1,061)	$(1,179)	$(118)	(10)%
Other income, net	433	797	(364)	(46)%
Total other expense	$(628)	$(382)	$(246)	(64)%

Interest expense decreased $0.1 million, or 10%, in 2019 as compared to 2018. The decrease was primarily driven by a higher patronage dividend received and decreased principal balances on fixed loans compared to the prior period.
Other income decreased $0.4 million, or 46%, in 2019 as compared to 2018. The decrease was primarily driven by lower insurance proceeds received compared to the prior period.

Income Tax Provision
Our income tax provision decreased $2.5 million in 2019 as compared to 2018. The effective tax rate was 26.8% for 2019 as compared to 27.6% for 2018. The difference between the consolidated effective income tax rate and the U.S. federal statutory was primarily attributable to state taxes.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2019, $13.4 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2019, $8.9 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

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

Consolidated Statements of Cash Flows
The following table summarizes our cash flow activities for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Cash provided by (used in):	2019	2018	2017
Operating activities	$3,642	$8,667	$6,420
Investing activities	4,713	(5,238)	(10,203)
Financing activities	(4,745)	(3,845)	8,780

Cash provided by operating activities

Net cash provided by operating activities was $3.6 million in 2019, consisting primarily of $4.9 million of net loss adjusted for $12.0 million of non-cash items such as $8.9 million of depreciation and amortization, $2.2 million of impairment charges to adjust the cost of assets sold or held for sale, and $2.0 million from the loss of inventory write-offs, partially offset by an increase of $1.4 million benefit for income taxes. Additionally, there were $3.6 million of net cash outflows related to changes in operating assets and liabilities, primarily due to an increase of $2.9 million in accounts receivable and a decrease of $2.4 million in accounts payable and accrued liabilities, partially offset by a reduction of $1.7 million in inventory.

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

Cash provided by (used in) investing activities

Net cash provided by investing activities was $4.7 million in 2019, consisting primarily of net redemptions of available for sale investments of $9.3 million, partially offset by capital expenditures of $5.4 million. We expect to use our available cash and cash flows generated from operating activities to fund future capital expenditures.

Net cash used in investing activities was $5.2 million in 2018, consisting primarily of capital expenditures of $6.1 million, partially offset by net redemptions of available for sale investments of $0.8 million.

Net cash used in investing activities was $10.2 million in 2017, consisting primarily of capital expenditures of $14.0 million, partially offset by net redemptions of available for sale investments of $3.8 million. Capital expenditures of $14.0 million includes $7.0 million of costs related to the buildout of the Washington Winemaking Facility and other planned purchases associated with ongoing business activities.

Cash (used in) provided by financing activities

Net cash used in financing activities in 2019 was $4.7 million, which reflects the repurchase of shares of our common stock at a repurchase price of $3.5 million, principal payments on our term loans of $1.1 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

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

Share Repurchases

In March 2018, the Company commenced a share repurchase program (the “2018 Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2018 Repurchase Program, any repurchased shares were constructively retired, and on September 19, 2018, the 2018 Repurchase Program was completed. Under the total 2018 Repurchase Program the Company repurchased 217,377 shares at a repurchase price of $2.0 million.

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

In September 2019, the Company commenced a share repurchase program (the “2019 Summer Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Summer Repurchase Program, any repurchased shares are constructively retired. During the twelve months ended December 31, 2019, the Company repurchased 283,208 shares at a repurchase price of $2.0 million under the 2019 Summer Repurchase Program. On December 12, 2019, the 2019 Summer Repurchase Program was completed.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2019 (in thousands):

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term loans	$22,315	$1,140	$2,280	$2,280	$16,615
Grape purchase contracts	14,739	6,490	6,942	987	320
Operating leases	555	218	324	13	—
Total contractual cash obligations	$37,609	$7,848	$9,546	$3,280	$16,935

Off-Balance Sheet Financing Arrangements

None.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates. As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and two term loans. The revolving credit facility had no outstanding balance as of December 31, 2019, and bears interest at floating rates on borrowings. The term loans had $22.3 million outstanding at December 31, 2019, and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 8.       Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2019.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

BPM LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.
໿
໿

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

As of March 11, 2020, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below. Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

Joseph S. Steinberg, age 76, was elected as a director in February 2013. Mr. Steinberg has been a director of HomeFed Corporation since August 1998 and Chairman of the Board since December 1999. Mr. Steinberg is Chairman of the Board of Directors of Jefferies Financial Group Inc., and from January 1979 until March 1, 2013 served as President of Leucadia National Corporation (now Jefferies Financial Group Inc.). Mr. Steinberg has previously served on the Board of Spectrum Brands Holdings, Inc. in addition to being a former director of Mueller Industries, Inc. and Fortescue Metals Group Ltd. Mr. Steinberg has managerial and investing experience in a broad range of businesses. He also has experience serving on the boards and committees of both public and private companies.

John D. Cumming, age 52, was elected as Chairman of Crimson in June 2015 after serving as a director since February 2013. Mr. Cumming is the Founder and Executive Chairman of POWDR Corp., a private ski resort and summer camp operating company. In addition to leading POWDR Corp., Mr. Cumming holds many positions in related fields, including Chairman of Snowbird Holdings LLC, Chairman of Outside TV, U.S. Ski & Snowboard Foundation Trustee and Chairman of Cumming Investment Company, also known as American Investment Company, a family-owned investment company with diversified holdings. He is the Founder and Chairman Emeritus of The Park City Community Foundation. Mr. Cumming is also a board member and member of the investment committee of Teton Holdings Corporation CCS. Mr. Cumming has managerial and investing experience in a broad range of businesses through his service as a senior executive and director of POWDR Corp., his involvement as a founding shareholder of Mountain Hardwear, and his tenure on various boards of directors.

Avraham M. Neikrug, age 50, was elected as a director in February 2013. Mr. Neikrug has been the Managing Partner of Goldenhill Ventures, a private investment firm that specializes in buying and building businesses in partnership with management, since June 2011. Mr. Neikrug has served as Vice President in Goldenhill Ventures LLC since June 2011. Mr. Neikrug has managerial and investing experience in a broad range of businesses through his founding and operating of JIR Inc., a company involved in the development of regional cable television throughout Russia, JIRP, a business-to-business internet service provider (ISP) based in Austria, and M&A Argentina, a private equity effort in Argentina. Avraham M. Neikrug’s father is a first cousin to Joseph S. Steinberg.

Douglas M. Carlson, age 63, was elected as a director in March 2013. Mr. Carlson was elected CEO and Chairman of Tommy’s Superfoods, LLC in August 2015. Tommy's is in the frozen vegetables business and is quickly becoming a national brand in the U.S. with 14 different and creative seasoned blends of vegetables. From October 2013 to July 2015, Mr. Carlson was the Executive Vice President and Chief Marketing Officer of NOOK Media LLC, a subsidiary of Barnes & Noble, Inc. From April 2010 to September 2013, Mr. Carlson was Managing Partner of Rancho Valencia Resort & Spa, a tennis resort that includes fractional real estate. Prior to that, Mr. Carlson was Executive Chairman and Managing Director of Zinio, LLC and VIV Publishing, a digital publishing, retail and distribution platform for magazines, since 2005. Mr. Carlson co-founded FIJI Water Company LLC, Inc. in 1996 and served as its Chief Executive Officer from 1996 to 2005. Prior to joining FIJI, Mr. Carlson served as the Senior Vice President and Chief Financial Officer for The Aspen Skiing Company, from 1989 to 1996. Mr. Carlson has managerial and investing experience both within and outside the hospitality industry, as well as having been a certified public accountant.

Craig D. Williams, age 69, was elected as a director in March 2013. From January 2015 to May 2018, Mr. Williams was the Chief Winegrower & Chief Operating Officer at Crimson Wine Group. Prior to that, Mr. Williams was the owner of Craig Williams Wine Company, a consulting business focused on winemaking and viticulture from 2008 to 2015. From 1976 to 2008, Mr. Williams held a variety of winemaking roles at Joseph Phelps Vineyards, rising to Senior Vice President of Winegrowing, responsible for all viticulture and winemaking activities, from 1999 to 2008. Mr. Williams has managerial experience and experience in multiple aspects of the wine business.

Colby A. Rollins, age 45, was elected as a director on April 25, 2018. Mr. Rollins is currently the Chief Operations Officer of American Investment Company, a family-owned investment company with diversified holdings. Previously, he served as the Chief Financial Officer of American Investment Company from January 2009 to January 2011. John D. Cumming, Chairman of Crimson Wine Group, is also the Chairman of American Investment Company. Mr. Rollins served as a Director, Chief Operations Officer, and Chief Financial Officer of Wing Enterprises, Inc., a privately-owned ladder company, from 2004 to 2008. He also has managerial and investment experience, including serving on the board of directors for Farm Brothers LLC, IPT, LLC (dba PayLock Parking Solutions), MTI Partners, LLC, PMH Investors, LLC, Snowbird Resort LLC, City Roasting Company LLC and Ready Foods, LLC. Mr. Rollins was also a certified public accountant with Deloitte & Touche LLP.

Luanne D. Tierney, age 56, was elected as a director on November 5, 2018. Ms. Tierney has been the CEO of LT & Associates since August 2016, providing marketing consulting services. Ms. Tierney is a Silicon Valley executive who has held executive positions at Cisco Systems, Juniper Networks, and Proofpoint. Ms. Tierney has successfully built and led complex marketing organizations for several Fortune 500 and mid-market SaaS companies. Ms. Tierney's efforts have gained wide recognition within the industry and she has garnered numerous awards and honors, including YWCA TWIN Executive Women Award, the PBWC Industry Leader Award, the Silicon Valley Women of Influence Award, among others. She has been featured in the Wall Street Journal, Huffington Post and Success Magazine, and is a popular speaker at industry events, and a guest lecture at several West Coast universities, including Pepperdine Graziadio Business School, Santa Clara, and UC Berkeley.

Jennifer Locke, age 47, has served as Chief Executive Officer of Crimson since December 2019. Ms. Locke brings to the Company inspirational leadership skills and an industry wide reputation for delivering results and leading high-performing teams in a collaborative and innovative style. Prior to joining Crimson, Ms. Locke was Senior Vice President of U.S. Luxury and Direct-to-Consumer Sales, Americas, at Treasury Wine Estates (TWE), a publicly traded global wine company, based in Melbourne, Australia. A Northwest native, Ms. Locke previously was Director of National Wholesale, Export and Direct-to-Consumer Sales at Willakenzie Estate and was Pacific Senior Regional Sales Manager at Chalone Wine Group. She began her hospitality industry career more than 20 years ago as a wine buyer and training manager at several fine-dining restaurants in Seattle.

Karen L. Diepholz, age 56, has served as Chief Financial Officer of Crimson since June 2018. Prior to that, Ms. Diepholz served for three years as the Chief Financial Officer of Vintage Wine Estates, a privately held wine company, where she led many aspects of the operations. From 2011 to 2014 Ms. Diepholz was the Vice President & Chief Financial Officer of Equinox Payments, a payment technology company, and from 2008 to 2011 the Vice President of Financial Planning and Analysis for Hypercom Corporation, a New York Stock Exchange listed global payment technology company. Ms. Diepholz also served as the Vice President, Corporate Controller at Fender Musical Instruments and spent her early career in the consumer products industry in a variety of financial and leadership roles at The Dial Corporation, now Henkel U.S.

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

Mike S. Cekay, age 48, served as Senior Vice President of Global Sales of Crimson from May 2012 to February 2020. Mr. Cekay's employment with the Company was terminated in February 2020. Mr. Cekay served as the Executive Vice President, Global Sales Manager of Don Sebastiani & Sons from 2009 to 2012. Mr. Cekay was Vice President of Sales at Future Brands LLC from 2007 to 2009. Mr. Cekay was Divisional Sales Vice President for Beam Wine Estates from 2005 to 2007.

Meetings and Committees
During 2019, the Board of Directors met three times. All seven of our then directors attended our 2019 Annual Meeting of Stockholders.
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
Audit Committee
The Board of Directors has adopted a charter for the Audit Committee, which is available on our website, www.crimsonwinegroup.com. The Audit Committee consists of Mr. Carlson, who serves as the Chairman, Mr. Neikrug and Mr. Rollins. The Board of Directors has determined that Mr. Carlson is qualified as an audit committee financial expert within the meaning of regulations of the SEC and that each of Mr. Carlson, Neikrug and Rollins is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for audit committee members. During 2019, the Audit Committee met four times.
Compensation Committee
The Compensation Committee, formed in 2018, (i) reviews and approves the compensation of the Company’s executive officers, (ii) establishes, oversees and administers compensation policies and programs for the Company’s employees and (iii) administers the Company’s incentive compensation plan. The Board of Directors has adopted a charter for the Compensation Committee, which is available on our website, www.crimsonwinegroup.com. The Compensation Committee currently consists of Mr. Rollins, who serves as the Chairman, and Mr. Neikrug, each of whom is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for compensation committee members. Each member of our Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. During 2019, the Compensation Committee met two times.
Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis except for one Form 4 filing by Nicolas M.E. Quillé which was filed late.
Code of Business Practice

We have a Code of Business Practice, which is applicable to all of our directors, officers and employees, and includes a Code of Practice applicable to our principal executive officers and senior financial officers. Both the Code of Business Practice and the Code of Practice are available on our website, www.crimsonwinegroup.com. We intend to post amendments to, or waivers from, our Code of Practice on our website as required by applicable law.

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

Stock Ownership Requirements

We do not have a formal stock ownership requirement, although two of our directors, Messrs. John D. Cumming and Joseph S. Steinberg, respectively, beneficially own approximately 11.7% and 11.5% of our outstanding common stock as of March 6, 2020.
Accounting and Tax Matters

During the year ended December 31, 2019, option grants for 89,000 shares were issued and are outstanding at year-end. The options vest annually over 5 years, expire in 7 years and have an exercise price of $6.87, the market value at the date of grant.

The share-based compensation expense for these grants was $144,000, the grant date fair value, which will be recorded over the vesting period. Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model, with the following assumptions and values: stock price volatility, 22%; employee exercise patterns and expected life, 5 years; dividend yield, 0%; and risk-free interest rate, 1.6%.

Executive Compensation

The following table shows, for fiscal years 2019 and 2018, all of the compensation earned by, awarded to or paid to our named executive officers (as defined by Item 402(m)(2) of Regulation S-K).

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Bonus	All Other Compensation (2)	Total
Patrick M. DeLong,	2019	$232,752	$115,000	$319,915	$667,667
President and Chief Executive Officer(5)	2018	$347,854	$90,000	$23,393	$461,247
Craig D. Williams,
Chief Operating Officer and Chief Winegrower(3)	2018	$140,972	$60,000	$49,303	$250,275
Nicolas M.E. Quillé,	2019	$275,289	$77,000	$15,850	$368,139
Chief Operating Officer and Chief Winegrower(4)(6)	2018	$148,096	$—	$6,403	$154,499
Mike S. Cekay,	2019	$289,576	$40,000	$22,471	$352,047
Senior Vice President of Sales(7)	2018	$287,242	$45,000	$21,893	$354,135
Karen L. Diepholz	2019	$292,029	$31,588	$4,502	$328,119
Chief Financial Officer(8)	2018	$140,539	$—	$—	$140,539
Jennifer Locke	2019	$20,192	$—	$692	$20,884
Chief Executive Officer(9)

(1)    Base salary under employment agreements with subsequent increases at the Board of Director’s sole discretion. For Mr.
Williams includes $15,833 of directors fees paid in 2018 following his resignation as described in footnote 3 below.
(2)    Includes 401k contributions, health club reimbursements and car allowance paid by the Company. For Mr. Williams includes $42,000 of consulting fees paid in 2018 and for Mr. DeLong includes $306,000 in severance paid in 2019.
(3)    Effective May 21, 2018, Craig D. Williams resigned from his role as an officer of the Company.
(4)    Effective May 21, 2018, Nicolas M.E. Quillé became an employee of the Company.
(5)     Effective June 7, 2019, Patrick M. DeLong resigned from his role as an officer of the Company.
(6)    From June 3, 2019 through December 1, 2019, Nicolas M.E. Quillé acted as interim President and Chief Executive Officer of the Company.
(7)    Mike Cekay's employment with the Company was terminated on February 5, 2020.
(8)    Effective June 29, 2018 Karen L. Diepholz became an employee of the Company.
(9)    Effective December 2, 2019 Jennifer Locke became an employee of the Company.

Executive Agreements

Mike S. Cekay. On March 26, 2012, we entered into an agreement with Mr. Cekay. Mr. Cekay's employment was terminated on February 5, 2020. Mr. Cekay was eligible for an annual bonus in an amount to be determined by us in our discretion up to 40% bonus target of base salary plus an accelerator, based on sales contribution as compared to target, to be determined annually. The amount of any annual bonus was to be based upon our performance and Mr. Cekay’s performance, as determined by us, against goals mutually agreed upon between Mr. Cekay and us. Pursuant to the agreement, Mr. Cekay was also eligible to participate in a long term incentive plan, receive a car allowance benefit of $1,400 per month and participate in standard company benefits. Mr. Cekay was not entitled to any benefits if his employment was terminated or upon other events. In connection with his termination from employment, the Company and Mr. Cekay entered into a severance agreement.  The severance agreement included a general release of claims by Mr. Cekay in favor of the Company, and provided for Mr. Cekay to be paid an amount equal to 26 weeks of his regular base salary in effect on his departure date (a gross amount of $145,000). Mr. Cekay also received a lump sum payment equal to $5,468, less certain required deductions, which represents approximately three months of what is charged to COBRA qualified beneficiaries for the same medical coverage options elected by Mr. Cekay.

Nicolas M.E. Quillé. On March 14, 2018, we entered into an agreement with Mr. Quillé. The agreement continues until terminated by us or Mr. Quillé at any time and for any reason or for no reason with or without notice. Mr. Quillé is eligible for an annual bonus in an amount to be determined by us in our discretion up to 40% bonus target of base salary. The amount of any annual bonus will be based upon our performance and Mr. Quillé’s performance, as determined by us, against goals mutually agreed upon between Mr. Quillé and us. Pursuant to the agreement, Mr. Quillé is also eligible to receive a car allowance benefit of $400 per month and participate in standard company benefits. Mr. Quillé is entitled to certain benefits if his employment is terminated or upon other events. See “Potential Payments on Termination or Change of Control” below.

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

Karen L. Diepholz. On June 29, 2018, we entered into an agreement with Ms. Diepholz. The agreement continues until terminated by us or Ms. Diepholz at any time and for any reason or for no reason with or without notice. Ms. Diepholz is eligible for an annual bonus in an amount to be determined by us in our discretion up to 37.5% bonus target of base salary. The amount of any annual bonus will be based upon our performance and Ms. Diepholz's performance, as determined by us, against goals mutually agreed upon between Ms. Diepholz and us. Pursuant to the agreement, Ms. Diepholz is also eligible to participate in a long term incentive plan, and participate in standard company benefits. Ms. Diepholz is not entitled to any benefits if her employment is terminated or upon other events.

Jennifer Locke. On December 2, 2019, we entered into an agreement with Ms. Locke. The agreement continues until terminated by us or Ms. Locke at any time and for any reason or for no reason with or without notice. Ms. Locke is eligible for an annual bonus in an amount to be determined by us in our discretion up to 35% bonus target of base salary. The amount of any annual bonus will be based upon our performance and Ms. Locke's performance, as determined by us, against goals mutually agreed upon between Ms. Locke and us. Ms. Locke received a sign-on equity award of stock options to purchase 89,000 shares of the Company’s common stock, with a per-share exercise price equal to the fair market value of the stock on the grant date. The options will vest annually over five years in equal installments. Pursuant to the agreement, Ms. Locke is also eligible to participate in a long term incentive plan, receive an annual car allowance benefit of $12,000 and participate in standard company benefits. Ms. Locke is not entitled to any benefits if her employment is terminated or upon other events.

Potential Payments on Termination or Change of Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s employment agreement if, as of December 31, 2019, their employment had been terminated (including termination in connection with a change in control). Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

Jennifer Locke. In the event Ms. Locke's employment is terminated by the Company without Cause or by her with Good Reason, and she signs a customary release in favor of the Company, she will be entitled to receive a cash severance payment equal to the sum of: (i) 12 months of her then Base Salary; (ii) her Target Annual Incentive amount; and (iii) 12 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by her immediately prior to her last day of employment (collectively, the “Base Severance Amount”). The Base Severance Amount will be paid to her in installments over a 12 month period, in accordance with the Company’s normal payroll cycle.

Karen L. Diepholz. In the event Ms. Diepholz's employment is terminated by the Company without Cause, and she signs a customary release in favor of the Company, the Company shall pay her as severance, an amount equal to six (6) months of her Base Salary in effect at the time of termination. The Severance shall be paid to her in equal installments on the Company’s regularly scheduled pay roll dates beginning after the date of termination.

Nicolas M.E. Quillé. In the event Mr. Quillé’s employment is terminated by the Company without Cause, by him with Good Reason or by a successor (whether direct, indirect, by purchase, merger, consolidation or otherwise) before a change in control, he shall be entitled to receive as severance, payment of his base salary in effect at the time of termination for 12 months. The Company will make available COBRA benefits for 18 months, subject to legal limitations at the time, and reimbursement of up to 3 months of COBRA cost.

Director Compensation

As approved in March 2013, our non-employee directors receive an annual retainer of $25,000 for serving on the Board of Directors and a per meeting fee of $2,500 for each Board, committee or shareholder meeting attended in person. Mr. Carlson receives an additional $26,000 annually for serving as Chairman of the Audit Committee, and Messers. Neikrug and Rollins receive an additional $17,000 annually for serving on the Audit Committee. Mr. Rollins receives an additional $26,000, annually for serving as the Chairman of the Compensation Committee and Mr. Neikrug receives as additional $17,000, annually for serving on the Compensation Committee. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings. The 2019 director compensation for our non-employee directors is set forth below. See “Summary Compensation Table” above for details of Mr. Williams’ compensation.

Director Compensation Table
Name	Fees paid in cash	All Other Compensation	Total
Directors
Colby Rollins(1)(2)(3)	$74,000	$—	$74,000
Douglas Carlson(1)	$71,000	$—	$71,000
John D. Cumming(2)(3)	$66,000	$—	$66,000
Avraham M. Neikrug(1)(3)	$57,000	$—	$57,000
Joseph S. Steinberg	$35,000	$—	$35,000
Craig Williams	$35,000	$—	$35,000
Luanne Tierney	$26,250	$—	$26,250

(1)    Member of the audit committee.
(2)    Member of the compensation committee.
(3)    Effective October 3, 2019, John D. Cumming stepped down from the compensation committee and was replaced by
Avraham M. Neikrug. Colby Rollins replaced John D. Cumming as the Chairman of the compensation committee.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
Our Board of Directors previously adopted an equity compensation plan, which allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and other stock-based awards, and performance-based compensation awards to its officers, employees, and non-employee directors. The equity compensation plan is administered by our Board of Directors, which is authorized to select the officers, employees and non-employee directors to whom awards will be granted, and to determine the type and amount of such awards. The maximum number of shares available for issuance under the plan is one million.

Present Beneficial Ownership

Set forth below is certain information as of March 6, 2020, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common shares, which is our only class of voting securities, (2) each director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by our directors and (5) all of our executive officers and directors as a group. The percentage ownership information under the column entitled “Percent of Class” is based on 23,243,476 shares of common stock outstanding as of March 6, 2020. Unless otherwise stated, (i) the business address of each person listed is c/o Crimson Wine Group, 2700 Napa Valley Corporate Drive, Suite B, Napa, CA 94558 and (ii) each person and entity listed has sole voting power and sole dispositive power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Named directors and executive officers
John D. Cumming	2,719,035	(a)(g)(i)	11.7%
Joseph S. Steinberg	2,662,672	(b)(h)	11.5%
Patrick M. DeLong	23,759	(c)	0.1%
Douglas M. Carlson	5,000		*
Avraham M. Neikrug	4,030	(d)	*
Craig D. Williams	1,000		*
Karen L. Diepholz	1,000		*
Nicolas M.E. Quillé	200		*
Mike Cekay	100	(e)	*
Colby A. Rollins	—		*
Luanne Tierney	—		*
Jennifer Locke	—		*
All directors and executive officers as a group (10)	5,392,937	(f)	23.2%
Charitable foundations and 5% or greater stockholder
Cumming Foundation	27,486	(g)	0.1%
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	33,000	(h)	0.1%
Ian M. Cumming Charitable Lead Annuity Trust	2,410,828	(i)	10.4%
Beck, Mack & Oliver LLC	2,298,124	(j)	9.9%
565 Fifth Avenue
New York, NY 10017
Mario J. Gabelli	1,225,503	(k)	5.3%
One Corporate Center
Rye, New York 10580-1435
* Less than 0.1%.

(a)	Includes 308,207 (1.3%) shares owned directly by Mr. John D. Cumming and 2,410,828 (10.4%) shares owned by the Ian M. Cumming Charitable Lead Annuity Trust (the "CLAT").

(b)
Includes 538,543 (2.3%) shares owned directly owned by Mr. Joseph S. Steinberg and 13,920 (less than 0.1%) shares of common stock beneficially owned by Mr. Steinberg’s wife and daughter, 1,786,627 (7.7%) shares of common stock held by corporations that are wholly owned by Mr. Steinberg, or held by corporations that are wholly owned by family trusts as to which Mr. Steinberg has sole voting and dispositive control, or held by such trusts, and 323,582 (1.4%) shares of common stock held in a trust for the benefit of Mr. Steinberg’s children as to which Mr. Steinberg may be deemed to be the beneficial owner.

(c)	Based on Form 4 filed by Mr. DeLong on May 23, 2019. As of March 6, 2020, Mr. DeLong is not an employee of the Company.

(d)	Includes 30 shares of common stock owned of record by Mr. Neikrug’s minor son.

(e)	Based on Form 4 filed by Mr. Cekay on November 28, 2018. As of March 6, 2020, Mr. Cekay is not an employee of the Company.

(f)	Patrick M. DeLong and Mike Cekay are not employed by the Company as of March 6, 2020 and are excluded from the total.

(g)	Mr. John D. Cumming is a trustee of the Cumming Foundation, a private charitable foundation, and disclaims beneficial ownership of the shares of common stock held by the foundation.

(h)	Mr. Steinberg and his wife are the trustees of the charitable trust. Mr. Steinberg and his wife disclaim beneficial ownership of the shares of common stock held by the charitable trust.

(i)	Mr. John D. Cumming is the trustee of the CLAT and has sole voting and dispositive control over the shares owned by the CLAT.

(j)	Based on Schedule 13G filed by Beck, Mack & Oliver LLC with the SEC on February 7, 2020.

(k)
Based on Schedule 13D filed by Mr. Gabelli with the SEC on March 3, 2016. All shares are held directly or indirectly in entities that Mr. Gabelli either controls or for which he acts as chief investment officer, including 345,000 shares (1.5%) owned by GAMCO Asset Management Inc., 370,503 shares (1.6%) owned by Gabelli Funds, LLC and 510,000 shares (2.2%) owned by Teton Advisors, Inc.

As of March 6, 2020, Cede & Co. held of record 19,078,933 shares of our common stock (approximately 82.0% of our total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.
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
Stockholders are advised to carefully monitor their ownership of our common stock and consult their own legal advisers and/or us to determine whether their ownership of our common shares approaches the proscribed level.
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

Director Independence

The Board of Directors has determined that Messers. Cumming, Steinberg, Neikrug, Carlson, Rollins and Ms. Tierney are independent applying the NASDAQ Stock Market’s listing standards for independence.
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

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to our independent registered public accounting firm for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K, the review of financial statements included in the Company’s Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. Audit Related Fees include professional services for the audit of the Company’s 401K plan, including compliance with regulatory matters, consulting with respect to technical accounting and disclosure rules. For the years ended December 31, 2019 and 2018, BPM LLP, our independent registered public accounting firm did not perform any tax related services for the Company.
During the fiscal years ended December 31, 2019 and 2018, fees paid to the Company’s independent public accountant, consisted of the following:
໿

	Year Ended December 31,
	2019	2018
Audit fees	$301,000	$285,000
Audit-related fees	10,500	10,000
Total	$311,500	$295,000

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(2)	Financial Statement Schedules.
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

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the February 25, 2013 Form 8-K).*
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the February 25, 2013 Form 8-K).*
4.1	Description of Securities.**
4.2	Form of Specimen Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12G).*
10.1	Offer Letter between Crimson Wine Group, Ltd. and Jennifer Locke, dated November 4, 2019 (filed as Exhibit 10.1 to the Company's Form 8-K filed on November 7, 2019).*
10.2	Employment Agreement between Crimson Wine Group, Ltd. and Mike S. Cekay, dated March 26, 2012 (filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12G).* +
10.3	Tax Matters Agreement dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 25, 2013).*
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

10.14	Term Loan Promissory Note issued by Double Canyon Vineyards, LLC and A Fine Old Building, LLC, dated June 29, 2017 (incorporated by reference to Exhibit 10.2 to Form 8–K filed on July 3, 2017).*
10.15	Guaranty, dated June 29, 2017, by and between Crimson Wine Group, Ltd. and American AgCredit, FLCA (incorporated by reference to Exhibit 10.3 to Form 8–K filed on July 3, 2017).*
10.16
Trust Deed, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.4 to Form 8–K filed on July 3, 2017).*

10.17
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

10.19
Second Amendment to Credit Agreement, dated March 21, 2018 by and among Crimson Wine Group, Ltd. Pine Ridge Winery, LLC., Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC and American AgCredit FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2018). *

10.20	Offer Letter and Termination Agreement between Crimson Wine Group, Ltd. and Karen L. Diepholz, dated May 31, 2018 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 8, 2018).*
10.21
Offer Letter and Termination Agreement between Crimson Wine Group, Ltd. and Nicolas M.E. Quillé, dated March 14, 2018 (incorporated by reference to Exhibit 10.22 to Form 10-K filed on March 12, 2019). * +

10.22	Consulting Agreement between Crimson Wine Group, Ltd. and Craig Williams, dated June 1, 2018 (incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 12, 2019)* +
10.23	Severance Agreement between Crimson Wine Group, Ltd. and Patrick DeLong, dated June 9, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 11, 2019). *+
10.24	Severance Agreement between Crimson Wine Group, Ltd. and Michael Cekay, dated February 6, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 7, 2020). *+
21.1	List of Subsidiaries of Crimson Wine Group, Ltd. (filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10–12G).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
Financial statements from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.**

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

CRIMSON WINE GROUP, LTD.

March 11, 2020	By:	/s/ Jennifer Locke
Name: Jennifer Locke
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 11, 2020 By:	/s/ Jennifer Locke	Chief Executive Officer
	Jennifer Locke	(Principal Executive Officer)

March 11, 2020 By:	/s/ Karen L. Diepholz	Chief Financial Officer
	Karen L. Diepholz	(Principal Financial and Accounting Officer)

March 11, 2020 By:	/s/ John D. Cumming	Chairman of the Board of Directors
John D. Cumming

March 11, 2020 By:	/s/ Joseph S. Steinberg	Director
Joseph S. Steinberg

March 11, 2020 By:	/s/ Avraham M. Neikrug	Director
Avraham M. Neikrug

March 11, 2020 By:	/s/ Douglas M. Carlson	Director
Douglas M. Carlson

March 11, 2020 By:	/s/ Craig D. Williams	Director
Craig D. Williams

March 11, 2020 By:	/s/ Colby Rollins	Director
Colby Rollins

March 11, 2020 By:	/s/ Luanne Tierney	Director
Luanne Tierney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Crimson Wine Group, Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Crimson Wine Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2019, and 2018, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Crimson Wine Group, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, cash flows and changes in equity of Crimson Wine Group, Ltd. and subsidiaries (the “Company”) for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of the Company’s operations and cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP
Santa Rosa, California
March 14, 2018
We served as the Company’s auditor from 2012 to 2018.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$12,986	$9,376
Investments available for sale	10,006	19,213
Accounts receivable, net	10,131	7,285
Inventory	73,498	77,267
Other current assets	1,904	1,955
Assets held for sale	2,383	638
Total current assets	110,908	115,734
Property and equipment, net	119,112	126,230
Goodwill	1,262	1,262
Intangible assets and other non-current assets, net	10,950	11,859
Total non-current assets	131,324	139,351
Total assets	$242,232	$255,085
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$10,368	$12,595
Customer deposits	405	375
Current portion of long-term debt, net of unamortized loan fees	1,127	1,125
Total current liabilities	11,900	14,095
Long-term debt, net of current portion and unamortized loan fees	21,054	22,180
Deferred tax liability, net	4,178	5,608
Other non-current liabilities	255	23
Total non-current liabilities	25,487	27,811
Total liabilities	37,387	41,906
Commitments and Contingencies (Note 15)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476
and 23,714,208 shares issued and outstanding at December 31, 2019 and 2018, respectively	232	237
Additional paid-in capital	277,522	277,520
Accumulated other comprehensive income (loss)	12	(19)
Accumulated deficit	(72,921)	(64,559)
Total equity	204,845	213,179
Total liabilities and equity	$242,232	$255,085

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2019	2018	2017
Net sales	$67,135	$67,766	$63,222
Cost of sales	40,946	36,110	31,257
Gross profit	26,189	31,656	31,965
Operating expenses:
Sales and marketing	17,956	16,385	15,394
General and administrative	11,792	10,634	10,769
Total operating expenses	29,748	27,019	26,163
Net loss on disposals of property and equipment	203	176	204
Restructuring costs	76	1,348	—
Impairment charges	2,193	—	—
(Loss) income from operations	(6,031)	3,113	5,598
Other income (expense):
Interest expense	(1,061)	(1,179)	(910)
Other income, net	433	797	586
Total other expense, net	(628)	(382)	(324)
(Loss) income before income tax (benefit) provision	(6,659)	2,731	5,274
Income tax (benefit) provision	(1,785)	753	(908)
Net (loss) income	$(4,874)	$1,978	$6,182
Basic and fully diluted weighted-average shares outstanding	23,513	23,897	23,997
Basic and fully diluted (loss) earnings per share	$(0.21)	$0.08	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year ended December 31,
	2019	2018	2017
Net (loss) income	$(4,874)	$1,978	$6,182
Other comprehensive loss:
Net unrealized holding gains (losses) on investments arising during the period, net of tax	31	4	(28)
Comprehensive (loss) income	$(4,843)	$1,982	$6,154

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2019	2018	2017
Net cash flows from operating activities:
Net (loss) income	$(4,874)	$1,978	$6,182
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization of property and equipment	7,620	7,578	7,142
Amortization of intangible assets	1,287	1,399	1,558
Loss on write-down of inventory	2,038	555	254
Restructuring charges	76	1,348	—
Impairment charges	2,244	24	—
Net loss on disposal of property and equipment	203	176	204
Provision (benefit) for deferred income tax	(1,442)	724	(1,495)
Net change in operating assets and liabilities:
Accounts receivable	(2,935)	(3,304)	1,073
Inventory	1,731	(2,364)	(8,856)
Other current assets	51	(627)	401
Other non-current assets	(377)	(2)	7
Accounts payable and accrued liabilities	(2,352)	1,404	(305)
Other operating assets	89	—	7
Other payables and accruals	283	(222)	248
Net cash provided by operating activities	3,642	8,667	6,420
Net cash flows from investing activities
Purchase of available for sale debt securities	(10,000)	(11,750)	(5,750)
Redemption of available for sale debt securities	19,250	12,500	9,500
Acquisition of property and equipment	(5,355)	(6,087)	(13,995)
Proceeds from disposals of property and equipment	818	99	42
Net cash provided by (used in) investing activities	4,713	(5,238)	(10,203)
Net cash flows from financing activities:
Proceeds from issuance of term loan	—	—	10,000
Principal payments on long-term debt	(1,140)	(1,140)	(765)
Payment of loan fees	—	(42)	(98)
Payment of contingent consideration	(112)	(141)	(357)
Repurchase of common stock	(3,493)	(2,522)	—
Net cash (used in) provided by financing activities	(4,745)	(3,845)	8,780
Net increase (decrease) in cash and cash equivalents	3,610	(416)	4,997
Cash and cash equivalents - beginning of year	9,376	9,792	4,795
Cash and cash equivalents - end of year	$12,986	$9,376	$9,792
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$1,313	$1,312	$831
Income tax payments, net	$—	$507	$—
Non-cash investing and financing activity:
Unrealized holding gains (losses) on investments, net of tax	$31	$4	$(28)
Acquisition of property and equipment accrued but not yet paid	$157	$336	$264

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2016	23,997,385	$240	$277,520	$5	$(70,200)	$207,565
Net income	—	—	—	—	6,182	6,182
Other comprehensive loss	—	—	—	(28)	—	(28)
Balance, December 31, 2017	23,997,385	240	277,520	(23)	(64,018)	213,719
Net income	—	—	—	—	1,978	1,978
Other comprehensive income	—	—	—	4	—	4
Repurchase of common stock	(283,177)	(3)	—	—	(2,519)	(2,522)
Balance, December 31, 2018	23,714,208	237	277,520	(19)	(64,559)	213,179
Net loss	—	—	—		(4,874)	(4,874)
Other comprehensive income	—	—	—	31	—	31
Issuance of stock-based compensation	—	—	2	—	—	2
Repurchase of common stock	(470,732)	(5)	—	—	(3,488)	(3,493)
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(72,921)	$204,845

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.

Notes to Consolidated Financial Statements

1.    Nature of Operations

Crimson is in the business of producing and selling luxury wines (i.e., wines that retail for over $16 per 750ml bottle). Crimson is headquartered in Napa, California and through its wholly-owned subsidiaries owns seven primary wine estates and brands: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards, Seghesio Family Vineyards, Double Canyon, Seven Hills Winery, and Malene Wines.

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns 155 acres, and controls through leasing arrangements an additional two acres, of estate vineyards in five Napa Valley, California appellations – Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. Approximately 149 acres are currently planted.

Archery Summit was created by Crimson in 1993. Archery Summit owns 93 acres, and controls through leasing arrangements an additional 17 acres of estate vineyards in the Willamette Valley, Oregon. Approximately 97 acres are currently planted.

Double Canyon vineyard land was acquired in 2005 and is located in the Horse Heaven Hills of Washington’s Columbia Valley. In September 2017, Double Canyon completed construction of a 47,000 square-foot wine production facility in West Richland, Washington.

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973. Chamisal Vineyards owns 92 acres of vineyards in the Edna Valley, California, of which 83 acres are currently planted.

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns 311 acres of vineyards in two Sonoma County, California appellations, the Alexander Valley and Russian River Valley, of which approximately 280 acres are currently planted.

Seven Hills Winery, which has been conducting operations since 1988, was acquired in January 2016 and is located in Walla Walla, Washington. The Company also purchased land, primarily in the Walla Walla Valley. The land purchase encompassed 108 acres of vineyards and apple orchards, of which 61 acres are currently planted.

Malene Wines was created by Crimson in 2016 and owns two Airstream travel trailers, one of which serves as its home and wine experience in the Edna Valley, California. Malene wines has certain estate acres within the Chamisal Vineyards property and its wines are produced at the Chamisal winemaking facility.

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

Change in Accounting Estimate - In a strategic effort to maximize asset utilization in 2019, the Company increased focus on supply chain management. The Company reduced planned bottling of bulk wine on hand in an effort to re-align supply with changes in forecasted demand. In the third quarter of 2019, the Company finalized a review of standard overhead applied to bulk wine inventory and bulk wine inventory reserves in the current market and subsequently increased its reserve estimate from 50% to

75% of total projected bulk wine sale losses. As a result of this change in estimate, bulk wine inventory was reduced by $1.2 million, resulting in a decrease to net income of $1.2 million or $0.05 per diluted share for fiscal 2019.

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $2.0 million, $0.6 million and $0.3 million were recorded during the years ended December 31, 2019, 2018 and 2017, respectively.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be as long as 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. The Company has not recorded any significant impairment charges for its vineyards unless related to the sale of an asset during the last three years.

Review of Long-lived Assets for Impairment – For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. Other than goodwill, the Company currently has no intangible assets with indefinite lives. All of the Company’s goodwill and substantially all definite-lived intangible assets resulted from the acquisitions of Seghesio Family Vineyards in May 2011 and Seven Hills Winery in January 2016. Amortization of definite-lived intangible assets is recorded on a straight-line basis over the estimated useful lives of the assets, which range from 7 to 20 years. The Company evaluates goodwill for impairment at the end of each year or more often if a triggering event occurs, and has concluded that goodwill is not impaired.

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

Recoverability of assets is measured using a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is described in Note 1 above. During the years ended December 31, 2019 and 2018, the Company recorded impairment charges of $2.2 million and less than $0.1 million, respectively, to write-down the carrying value of vineyards and apple orchards held for sale to fair value less costs to sell. The Company did not recognize any impairment charges associated with long-lived assets during year ended December 31, 2017.

Depletion allowances – The Company pays depletion allowances to its distributors based on their sales to their customers. These allowances are estimated on a monthly basis by the Company, and allowances are accrued as a reduction of sales. Subsequently, distributors will bill the Company for actual depletions, which may be different from the Company’s estimate. Any such differences are recognized in sales when the bill is received. The Company has historically been able to estimate depletion allowances without any material differences between actual and estimated expense.

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

(c) Cash and cash equivalents: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. The Company had no short-term investments considered to be cash and cash equivalents at December 31, 2019 and 2018.

(d) Financial instruments and fair value: Investments available for sale include a U.S. Treasury Note and Certificates of Deposit at December 31, 2019 and 2018. All of the Company’s available for sale securities are classified as either Level 1 or Level 2 (see ‘Fair value hierarchy’ section below) and are recorded at fair value. Available for sale securities that mature greater than 12 months from original investment are recorded as short-term because the securities represent the investment of funds that are available for current operations. Net unrealized gains and losses, net of tax, on available for sale securities are recorded in accumulated other comprehensive income (loss). Unrealized losses that are considered other than temporary are recorded in other income (expense), net, with the corresponding reduction to the carrying basis of the investment. No other than temporary losses were recorded during the three year period ended December 31, 2019.

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

(e) Accounts receivable: Accounts receivable are reported at net realizable value. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.1 million at December 31, 2019 and 2018. Interest is not accrued on past-due amounts. Accounts are charged against the allowance to bad debt as they are deemed uncollectable based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends.

(f) Property and equipment: Property and equipment are stated at cost and are depreciated using the straight-line method over the related assets estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Costs incurred developing vineyards are capitalized until the vineyard becomes commercially productive. Interest is capitalized during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. During the years ended December 31, 2019, 2018, and 2017 capitalized interest was less than $0.1 million, $0.1 million, and $0.2 million, respectively.

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

(h) Concentrations of risk: The Company sells the majority of its wine through distributors and retailers. Receivables arising from these sales are not collateralized. During the year ended December 31, 2019, sales to one customer accounted for approximately 10% of total sales. Amounts due from this customer represented 14% of net accounts receivable as of December 31, 2019. During the year ended December 31, 2018, sales to one customer accounted for approximately 11% of total sales. Amounts due from this customer represented approximately 22% of net accounts receivable as of December 31, 2018. During the year ended December 31, 2017, sales to one customer accounted for approximately 12% of total sales. Amounts due from this customer represented approximately 23% of net accounts receivable as of December 31, 2017.

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

For additional information on the Company's revenue recognition policies, refer to Note 3 “Revenue Recognition.”

(j) Cost of sales: Includes grape, juice and bulk wine costs, whether purchased or grown, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For vineyard produced grapes, grape costs include annual farming costs and depreciation of vineyard development expenditures. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months. No further costs are allocated to inventory once the product is bottled and available for sale.

(k) Taxes not on income: Excise taxes are levied by government agencies on the sale of alcoholic beverages, including wine. These taxes are not collected from customers but are instead the responsibility of the Company. Excise taxes of $0.7 million, $0.8 million and $1.1 million in the years ended December 31, 2019, 2018 and 2017, respectively, were recognized as a reduction to wine sales. Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

(l) Advertising costs: Advertising costs are expensed as incurred and were $0.2 million for the years ended December 31, 2019, 2018, and 2017.

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

(n) Business combinations: Business combinations are accounted for using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to record the assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. To determine the fair values, the Company utilizes third parties for certain valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related costs are expensed as incurred. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the acquisition date, subsequent adjustments are recorded to the Company’s consolidated statements of operations.

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

(p) Recent accounting pronouncements:
໿

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standard Update ("ASU") 2018-13, Fair Value Measurement (Topic 820)	Improves the disclosures related to fair value by removing, modifying or adding disclosure requirements related to recurring and non-recurring fair value measurements.	January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements and does not predict there to be a material impact.
ASU 2017-04, Goodwill and Other (Topic 350)
Eliminates Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
		January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements and does not predict there to be a material impact.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)
Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirement of capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license).
		January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements and does not predict there to be a material impact.
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

January 1, 2019
The Company adopted ASU 2016-02 using the modified retrospective method in Q1 2019. The Company recognized a right-of-use asset and a lease liability associated with its long-term operating leases on the Company’s consolidated financial statements. See Note 15 “Commitments and Contingencies,” for further information.

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

Wholesale Segment

The Company sells its wine to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the wine from the Company’s third-party warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 120 days. The Company pays depletion allowances to its wholesale distributors based on their sales to their customers. The Company estimates these depletion allowances and records such estimates in the same period the related revenue is recognized, resulting in a reduction of wholesale product revenue and the establishment of a current liability. Subsequently, wholesale distributors will bill the Company for actual depletions, which may be different from the Company’s estimate. Any such differences are recognized in sales when the bill is received. The Company has historically been able to estimate depletion allowances without significant differences between actual and estimated expense.

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

Refer to Note 14 “Business Segment Information,” for revenue by sales channel amounts for the years ended December 31, 2019, 2018, and 2017.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its consolidated balance sheets, and represents a contract liability.

The following tables reflect changes in the contract liability balance during the years ended December 31, 2019 and 2018 (in thousands):

Outstanding at December 31, 2018	$375
Increase (decrease) attributed to:
Upfront payments	50,642
Revenue recognized	(50,612)
Outstanding at December 31, 2019	$405

Outstanding at December 31, 2017	$593
Increase (decrease) attributed to:
Upfront payments	55,333
Revenue recognized	(55,551)
Outstanding at December 31, 2018	$375

Revenue recognized during the years ended December 31, 2019 and 2018, which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance to bad debt as they are deemed uncollectable based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company does not have any contract assets associated with the future right to invoice its customers. The Company’s account receivable balance is net of an allowance for doubtful accounts of $0.1 million at December 31, 2019 and 2018.

4.     Restructuring

During the first quarter of 2018, the Company committed to various restructuring activities including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations.

Restructuring charges of $0.1 million and $1.3 million were incurred in the years ended December 31, 2019 and 2018, respectively. The Company has incurred $1.4 million of restructuring charges since the inception of the restructuring plan consisting of $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, $0.9 million employee related costs, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company’s restructuring activities were substantially complete as of March 31, 2019.

The Company recorded no additional liability for restructuring charges in the year ended December 31, 2019 and paid $0.2 million and $0.3 million in previously accrued employee related restructuring activities in the years ended December 31, 2019 and 2018, respectively. The liability related to restructuring activities was $0.3 million and $0.6 million at December 31, 2019 and 2018, respectively.

A roll forward of the liability recognized related to restructuring activities as of December 31, 2019 is as follows (in thousands):

	Balance at December 31, 2018	Additions	Payments	Balance at December 31, 2019
Employee related restructuring activity	$556	$—	$(248)	$308

5.    Inventory

A summary of inventory at December 31, 2019 and 2018 is as follows (in thousands):໿

	December 31, 2019	December 31, 2018
Finished goods	$37,217	$37,447
In-process goods	35,613	38,902
Packaging and bottling supplies	668	918
Total inventory	$73,498	$77,267

6.    Property and Equipment

A summary of property and equipment at December 31, 2019 and 2018 and depreciation and amortization for the years ended December 31, 2019, 2018 and 2017, is as follows (in thousands):

	Depreciable Lives
	(in years)	December 31, 2019	December 31, 2018
Land and improvements	N/A	$44,928	$46,164
Buildings and improvements	20-40	59,948	60,229
Vineyards, orchards and improvements	7-25	32,293	36,458
Winery and vineyard equipment	3-25	42,210	40,724
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,476	3,943
Construction in progress	N/A	2,537	1,554
Total		191,031	194,711
Accumulated depreciation and amortization		(71,919)	(68,481)
Property and equipment, net		$119,112	$126,230

	Year ended December 31,
Depreciation and amortization:	2019	2018	2017
Capitalized into inventory	$5,780	$5,890	$5,606
Expensed to general and administrative	1,840	1,688	1,536
Total depreciation and amortization	$7,620	$7,578	$7,142

During 2018, the Company began actively marketing 36 acres of apple orchards in Umatilla County, Oregon for sale as it does not intend to replant these orchards with vineyards and subsequently reclassified $0.6 million from property and equipment to assets held for sale. In each of the twelve months ended December 31, 2019 and 2018, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the apple orchards to fair value less cost to sell. These impairment charges were recorded to other income (expense), net in the consolidated statements of operations.

During the second quarter of 2019, the Company placed 124 acres of land in Benson County, Washington, composed of 15 acres of vineyards and 109 acres of fallow land, for sale and reclassified an additional $1.2 million from property and equipment to assets held for sale. In October 2019, the Company finalized a sales agreement to sell the land for $0.7 million and recorded an impairment charge of $0.5 million to write-down the carrying value to the price in the sales agreement. In the third quarter of 2019, the impairment charge was recorded to (loss) income from operations, net in the consolidated statements of operations. The sale of the land closed in October 2019.

In the third quarter of 2019, the Company placed 181.1 acres of land in Klickitat County, Washington, of which 92.8 acres are planted with wine grapes, for sale. As part of the process to determine the sale price of the property, the Company obtained an appraisal of the property in the second quarter of 2019. As a result, the Company recorded an impairment charge of $1.2 million to write-down the carrying value of the vineyard to the appraised fair value less cost to sell in the second quarter of 2019. The Company recorded an additional impairment of $0.1 million in the third quarter of 2019 due to the write-down of in progress vineyard development. These impairments were recorded to (loss) income from operations, net in the consolidated statements of operations. The Company reclassified $2.1 million from property and equipment to assets held for sale related to the vineyard as of September 30, 2019. The sale of the land closed in January 2020.
As of December 31, 2019, the Company had $2.4 million of assets held for sale classified as current assets on its consolidated balance sheet. The Company expects to complete the sale of the apple orchards within the next twelve months.

7.    Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of December 31, 2019 and December 31, 2018 were as follows (in thousands):

December 31, 2019	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$10,000	$10,000	$8	$(2)	$—	$10,006	$10,006

December 31, 2018	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$19,250	$19,250	$—	$(37)	$—	$19,213	$19,213

Gross unrealized losses on available for sale securities were less than $0.1 million as of December 31, 2019, and the Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2019 and 2018, other than the assets and liabilities related to the Seven Hills Winery acquisition, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of December 31, 2019 the Company has estimated the fair value of its outstanding debt to be approximately $22.9 million compared to its carrying value of $22.3 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors.

The Company does not invest in any derivatives or engage in any hedging activities.

8.    Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at December 31, 2019 and 2018, and amortization expense for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

		December 31, 2019			December 31, 2018
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$8,967	$9,033	$18,000	$7,904	$10,096
Distributor relationships	10 - 14	2,700	1,634	1,066	2,700	1,438	1,262
Customer relationships	7	1,900	1,900	—	1,900	1,900	—
Legacy permits	14	250	153	97	250	135	115
Trademark	20	200	113	87	200	103	97
Total		$23,050	$12,767	$10,283	$23,050	$11,480	$11,570
Other non-current assets				667			289
Total intangible and other non-current assets, net				$10,950			$11,859

					Year Ended December 31,
Amortization expense					2019	2018	2017
Total amortization expense					$1,287	$1,399	$1,558

The estimated aggregate future amortization of intangible assets as of December 31, 2019 is identified below (in thousands):

Years Remaining:	Amortization
2020	$1,287
2021	1,287
2022	1,287
2023	1,287
2024	1,287
Thereafter	3,848
Total	$10,283

9.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Accounts payable and accrued grape liabilities	$5,469	$7,733
Accrued compensation related expenses	2,753	2,935
Sales and marketing	302	441
Acquisition of property and equipment	34	336
Accrued interest	297	334
Depletion allowance	813	285
Production and farming	75	154
Contingent consideration liability related to Seven Hills Winery	—	146
Operating lease liability, current	171	—
Other accrued expenses	454	231
Total accounts payable and other accrued liabilities	$10,368	$12,595

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

Details of the Company’s debt as of December 31, 2019 and 2018 were as follows (dollars in thousands):

	December 31, 2019			December 31, 2018
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$640	$12,800	$13,440	$640	$13,440	$14,080	5.24%	October 1, 2040
2017 Term Loan	500	8,375	8,875	500	8,875	9,375	5.39%	July 1, 2037
Total debt	1,140	21,175	22,315	1,140	22,315	23,455
Unamortized loan fees	(13)	(121)	(134)	(15)	(135)	(150)
Total debt, net of unamortized loan fees	$1,127	$21,054	$22,181	$1,125	$22,180	$23,305

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

The 2015 Term Loan will mature on October 1, 2040 (the "2015 Term Loan Maturity Date"). On the first day of each January, April, July and October, commencing January 1, 2016, PRW Borrower is required to make a principal payment in the amount of $160,000 and an interest payment equal to the amount of all interest accrued through the previous day. A final payment of all unpaid principal, interest and any other charges with respect to the 2015 Term Loan shall be due and payable on the 2015 Loan Maturity Date.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2019, $13.4 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The 2017 Term Loan will mature on July 1, 2037 (the "2017 Loan Maturity Date"). On the first day of each January, April, July and October, commencing October 1, 2017, DCV Borrower is required to make a principal payment in the amount of $125,000 and an interest payment equal to the amount of all interest accrued through the previous day. A final payment of all unpaid principal, interest and any other charges with respect to the 2017 Term Loan shall be due and payable on the 2017 Loan Maturity Date.

The Company incurred debt issuance costs of approximately $0.1 million related to the 2017 Term Loan. These costs were recorded using the same treatment as described for the 2015 Term Loan debt issuance costs.

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2019, $8.9 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The Company was in compliance with all debt covenants as of December 31, 2019.

A summary of debt maturities as of December 31, 2019 is as follows (in thousands):

Principal due in 2020	$1,140
Principal due in 2021	1,140
Principal due in 2022	1,140
Principal due in 2023	1,140
Principal due in 2024	1,140
Principal due thereafter	16,615
Total	$22,315

11.    Stockholders’ Equity and Equity Incentive Plan

The Company is authorized to issue 15,000,000 shares of one or more series of preferred stock; no preferred stock has been issued. There were no dilutive or complex equity instruments or securities outstanding at any time during the periods presented.

In February 2013, the Company adopted the 2013 Omnibus Incentive Plan, which provides for the granting of up to 1,000,000 stock options or other common stock-based awards. The terms of awards that may be granted, including vesting and performance criteria, if any, will be determined by the Company’s board of directors.

During the year ended December 31, 2019, option grants for 89,000 shares were issued and remained outstanding at year-end. The options vest annually over 5 years, expire in 7 years and have an exercise price of $6.87, the market value at the date of grant.

The share-based compensation expense for these grants was $141,000, the grant date fair value, which will be recorded over the vesting period. During the year ended December 31, 2019, $2,000 was recorded as share-based compensation expense. Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model, with the following assumptions and values: stock price volatility, 22%; employee exercise patterns and expected life, 5 years; dividend yield, 0%; and risk-free interest rate, 1.6%.

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

In September 2019, the Company commenced a share repurchase program (the "2019 Summer Repurchase Program") that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Summer Repurchase Program, any repurchased shares are constructively retired. During the twelve months ended December 31, 2019, the Company repurchased 283,208 shares at a purchase price of $2.0 million under the 2019 Summer Repurchase Program. On December 12, 2019, the 2019 Summer Repurchase Program was completed.

12.    Income Taxes

On December 22, 2017, the U.S. enacted tax legislation the Tax Cut and Jobs Act (Public Law 115-97, “TCJA” or “tax reform” or "Tax Act"), which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 34% to 21%, limiting the deductibility of interest expense; implementing full cost recovery, and imposing further limitations on meals and entertainment. We reasonably estimated the effects of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the Tax Act of approximately $2.9 million as a result of revaluing our net deferred tax liability. In 2018 and 2019, we completed our determination of the accounting implications of the U.S. Tax Act.

The provision (benefit) for income taxes for years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	2019	2018	2017
State income tax (benefit) provision
Current	$(27)	$90	$38
Deferred	(452)	145	448
Total state income tax (benefit) provision	(479)	235	486
Federal income tax (benefit) provision
Current	(328)	(64)	558
Deferred	(978)	582	(1,952)
Total federal income tax (benefit) provision	(1,306)	518	(1,394)
Total income tax (benefit) provision	$(1,785)	$753	$(908)

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

The principal components of deferred taxes at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred tax asset
California NOL carryforward	$1,243	$867
Inventory	639	622
Federal NOL carryforward	1,538	212
Accrued vacation	167	171
Accrued severance	120	150
California alternative minimum tax credit	107	150
Other	631	77
Total deferred tax asset	4,445	2,249
Deferred tax liability
Inventory	—	—
Property and equipment	(7,482)	(6,966)
Intangible assets and goodwill	(1,032)	(814)
Other	(109)	(77)
Total deferred tax liability	(8,623)	(7,857)
Net deferred tax liability, non-current	$(4,178)	$(5,608)

As of December 31, 2019, the amount and expiration dates of the Company’s NOL carryforwards are as follows (in thousands):

Federal
Carried forward indefinitely	$6,302

State
2027-2032	$17,433

Under certain circumstances, the ability to use the NOL carryforwards and credits could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company’s certificate of incorporation includes a charter restriction that prohibits transfers of the Company’s common stock under certain circumstances.

The table below reconciles the expected statutory income tax rate to the actual income tax provision (benefit) (in thousands):

	2019	2018	2017
Expected federal income tax expense	$(1,399)	$573	$1,793
State income tax expense	(384)	192	317
Revaluation of deferred tax liability due to tax reform	—	—	(2,929)
Other, net	(2)	(12)	(89)
Total	$(1,785)	$753	$(908)

13.    Employee Benefit Plan

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The Company matches 25% of a participant’s salary deferral, subject to regulatory limitations. Total Company contributions to the plan were $0.3 million for each of the years ended December 31, 2019, 2018, and 2017.

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

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income for the Company’s reportable segments for the years ended December 31, 2019, 2018, and 2017, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.
໿
໿
໿

	Year Ended December 31,
	Wholesale			Direct to Consumer			Other/Non-Allocable			Total
(in thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net sales	$33,020	$34,673	$34,420	$26,839	$25,495	$24,220	$7,276	$7,598	$4,582	$67,135	$67,766	$63,222
Cost of sales	22,188	20,174	19,370	8,706	8,193	7,386	10,052	7,743	4,501	40,946	36,110	31,257
Gross profit (loss)	10,832	14,499	15,050	18,133	17,302	16,834	(2,776)	(145)	81	26,189	31,656	31,965
Operating expenses:
Sales and marketing	6,635	6,210	5,824	7,163	6,552	6,237	4,158	3,623	3,333	17,956	16,385	15,394
General and administrative	—	—	—	—	—	—	11,792	10,634	10,769	11,792	10,634	10,769
Total operating expenses	6,635	6,210	5,824	7,163	6,552	6,237	15,950	14,257	14,102	29,748	27,019	26,163
Net (gain) loss on disposal of property and equipment	(2)	—	—	—	—	—	205	176	204	203	176	204
Restructuring costs	—	—	—	—	—	—	76	1,348	—	76	1,348	—
Impairment charges	—	—	—	—	—	—	2,193	—	—	2,193	—	—
Income (loss) from operations	$4,199	$8,289	$9,226	$10,970	$10,750	$10,597	$(21,200)	$(15,926)	$(14,225)	$(6,031)	$3,113	$5,598

15.    Commitments and Contingencies

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

Pursuant to ASU 2016-02, all of the Company’s leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASU 2016-02, the Company recorded an operating lease right-of-use asset and an operating lease liability on its consolidated balance sheet beginning January 1, 2019. Right-of-use lease assets represent the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. For all lease agreements, the Company combines lease and non-lease components with an initial term of 12 months or less are not recorded on the balance sheet.

Supplemental balance sheet information related to leases were as follows (in thousands):

December 31, 2019
Assets
Other non-current assets	$407

Liabilities
Accounts payable and accrued liabilities	$171
Other non-current liabilities	255
Total operating lease liabilities	$426

Weighted Average Remaining Lease Term
Operating leases	2.50 years
Weighted Average Discount Rate
Operating leases	5.46%

Maturities of lease liabilities are as follows (in thousands):

Amortization
2020	$171
2021	161
2022	94
Total	$426

Base rent expense was $0.3 million for each of the years ended December 31, 2019, 2018 and 2017. Of this amount, $0.2 million relates to the lease liability referred to in this footnote for the year ended December 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities as part of operating cash flows was $0.3 million for the year ended December 31, 2019.

Supply Contracts

The Company has entered into long-term contracts through 2024 to purchase grapes and bulk wine from certain third parties and related parties of employees within the Company. Total estimated commitments under these agreements are as follows (in thousands):

	Third Party	Related Party
2020	$5,933	$557
2021	3,867	538
2022	2,268	269
2023	623	—
2024	363	—
Thereafter	320	—
Total	$13,374	$1,364

The Company also purchases additional grapes and bulk wine under one-time purchase or short-term agreements. The total of all grapes and bulk wine purchased was $7.6 million, $9.5 million and $9.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Included in the totals of all grapes and bulk wine purchased are related party purchases of $0.6 million, $0.6 million, and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

In October 2019, the Company received an additional $0.2 million from insurance proceeds related to the October 2017 wildfires and recorded $0.2 million in other income, net.

16.    Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Total
2019
Net sales	$15,165	$16,355	$14,672	$20,943	$67,135
Gross profit	$6,457	$7,910	$4,328	$7,494	$26,189
(Loss) income from operations	$(653)	$(1,405)	$(4,050)	$77	$(6,031)
Net loss	$(705)	$(878)	$(3,119)	$(172)	$(4,874)
Basic and fully diluted (loss) earnings per common share	$(0.03)	$(0.04)	$(0.13)	$0.01	$(0.21)
Number of shares used in calculation	23,633	23,538	23,521	23,363	23,513
2018
Net sales	$13,229	$17,282	$16,820	$20,435	$67,766
Gross profit	$6,355	$8,618	$7,740	$8,943	$31,656
(Loss) income from operations	$(843)	$1,739	$724	$1,493	$3,113
Net (loss) income	$(845)	$1,171	$766	$886	$1,978
Basic and fully diluted (loss) earnings per common share	$(0.04)	$0.05	$0.03	$0.04	$0.08
Number of shares used in calculation	23,997	23,972	23,851	23,769	23,897
2017
Net sales	$14,849	$15,007	$13,505	$19,861	$63,222
Gross profit	$7,785	$7,943	$6,456	$9,781	$31,965
Income (loss) from operations	$1,250	$1,402	$(152)	$3,098	$5,598
Net income (loss)	$749	$898	$(206)	$4,741	$6,182
Basic and fully diluted earnings (loss) per common share	$0.03	$0.04	$(0.01)	$0.20	$0.26
Number of shares used in calculation	23,997	23,997	23,997	23,997	23,997

17.    Subsequent Events

None.