Form 10-Q
period 2020-03-31
Crimson Wine Group, Ltd
filed 2020-05-08
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

On May 1, 2020 there were 23,243,476 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,576	$12,986
Investments available for sale	10,275	10,006
Accounts receivable, net	7,714	10,131
Inventory	71,095	73,498
Other current assets	2,678	1,904
Assets held for sale	588	2,383
Total current assets	107,926	110,908
Property and equipment, net	117,692	119,112
Goodwill	1,262	1,262
Intangible and other non-current assets, net	10,582	10,950
Total non-current assets	129,536	131,324
Total assets	$237,462	$242,232
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,617	$10,368
Customer deposits	743	405
Current portion of long-term debt, net of unamortized loan fees	1,126	1,127
Total current liabilities	8,486	11,900
Long-term debt, net of current portion and unamortized loan fees	20,772	21,054
Deferred tax liability, net	4,183	4,178
Other non-current liabilities	221	255
Total non-current liabilities	25,176	25,487
Total liabilities	33,662	37,387
Commitments and contingencies (Note 13)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476 shares issued and outstanding at March 31, 2020 and December 31, 2019	232	232
Additional paid-in capital	277,529	277,522
Accumulated other comprehensive income	26	12
Accumulated deficit	(73,987)	(72,921)
Total equity	203,800	204,845
Total liabilities and equity	$237,462	$242,232

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$14,470	$15,165
Cost of sales	8,505	8,708
Gross profit	5,965	6,457
Operating expenses:
Sales and marketing	3,951	4,324
General and administrative	3,082	2,787
Total operating expenses	7,033	7,111
Net gain on disposal of property and equipment	(14)	(77)
Restructuring costs	507	76
Loss from operations	(1,561)	(653)
Other (expense) income:
Interest expense, net	(323)	(321)
Other income (expense), net	167	(23)
Total other expense, net	(156)	(344)
Loss before income taxes	(1,717)	(997)
Income tax benefit	(651)	(292)
Net loss	$(1,066)	$(705)
Basic and fully diluted weighted-average shares outstanding	23,243	23,633
Basic and fully diluted loss per share	$(0.05)	$(0.03)

See accompanying notes to unaudited interim condensed consolidated financial statements.

໿CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,066)	$(705)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	14	19
Comprehensive loss	$(1,052)	$(686)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net cash flows from operating activities:
Net loss	$(1,066)	$(705)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization of property and equipment	1,822	1,981
Amortization of intangible assets	321	323
Loss on write-down of inventory	219	106
Provision for doubtful accounts	68	—
Net gain on disposal of property and equipment	(14)	(77)
Restructuring charges	507	76
Impairment charges	—	50
Stock-based compensation	7	—
Net change in operating assets and liabilities:
Accounts receivable	2,349	1,891
Inventory	2,184	2,651
Other current assets	(774)	(653)
Other non-current assets	47	(303)
Accounts payable and accrued liabilities	(4,240)	(7,138)
Other payables and accruals	338	232
Other non-current liabilities	(34)	39
Net cash provided by (used in) operating activities	1,734	(1,527)
Net cash flows from investing activities:
Purchase of investments available for sale	(5,250)	(5,000)
Redemptions of investments available for sale	5,000	7,500
Acquisition of property and equipment	(453)	(1,197)
Proceeds from disposals of property and equipment	1,844	78
Net cash provided by investing activities	1,141	1,381
Net cash flows from financing activities:
Principal payments on long-term debt	(285)	(285)
Repurchase of common stock	—	(1,059)
Payment of contingent consideration	—	(112)
Net cash used in financing activities	(285)	(1,456)
Net increase (decrease) in cash and cash equivalents	2,590	(1,602)
Cash and cash equivalents - beginning of period	12,986	9,376
Cash and cash equivalents - end of period	$15,576	$7,774
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$327	$344
Income tax payments, net	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$14	$19
Acquisition of property and equipment accrued but not yet paid	$122	$50

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(64,559)	$213,179
Net loss	—	—	—	—	(705)	(705)
Other comprehensive income	—	—	—	19	—	19
Repurchase of common stock	(130,686)	(1)	—	—	(1,058)	(1,059)
Balance, March 31, 2019	23,583,522	$236	$277,520	$—	$(66,322)	$211,434

Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(72,921)	$204,845
Net loss	—	—	—	—	(1,066)	(1,066)
Other comprehensive income	—	—	—	14	—	14
Stock-based compensation	—	—	7	—	—	7
Balance, March 31, 2020	23,243,476	$232	$277,529	$26	$(73,987)	$203,800

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Background and Basis of Presentation

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2019, as filed with the SEC on Form 10-K (the “2019 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations.  The unaudited condensed consolidated balance sheet at December 31, 2019 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements and in Note 13 “Commitments and Contingencies,” there were no changes to the Company’s significant accounting policies during the three months ended March 31, 2020. See Note 2 of the 2019 Report for a description of the Company’s significant accounting policies.

Reclassifications

Certain reclassifications have been made to prior period unaudited interim condensed consolidated balance sheets and statements of cash flows to conform to current period presentation. The reclassifications had no impact on previously reported net (loss) income, equity or cash flows.

Recent Accounting Pronouncements

Subsequent to the filing of the 2019 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides an update of accounting pronouncements applicable to Crimson that are not yet adopted as of March 31, 2020 and a description of accounting pronouncements that were adopted during the three months ended March 31, 2020:
໿

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740)	Simplifies the accounting for income taxes by removing certain Codification exceptions and others to be discussed.	January 1, 2021, early adoption is permitted for the Company.
Management is currently evaluating the potential impact of this guidance on the Company’s unaudited interim condensed consolidated financial statements and does not predict there to be a material impact.

Standards that were adopted
ASU 2017-04, Goodwill and Other (Topic 350)
Eliminates Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

		January 1, 2020	The adoption of this standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820)	Improves the disclosures related to fair value by removing, modifying or adding disclosure requirements related to recurring and non-recurring fair value measurements.	January 1, 2020	The adoption of this standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)
Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirement of capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license).
		January 1, 2020	The adoption of this standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

2.	Revenue

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

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three months ended March 31, 2020 and 2019.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its condensed consolidated balance sheets, and represents a contract liability.

The following table reflects changes in the contract liability balance during the three months ended March 31, 2020 and 2019 (in thousands):

	March 31, 2020	March 31, 2019
Outstanding at beginning of period (December 31)	$405	$375
Increase (decrease) attributed to:
Upfront payments	7,347	11,884
Revenue recognized	(7,009)	(11,661)
Outstanding at end of period	$743	$598

Revenue recognized during the three months ended March 31, 2020 and 2019, which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectable based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million and $0.1 million at March 31, 2020 and December 31, 2019, respectively.

3.	Restructuring

During 2018, the Company committed to various restructuring activities (the “2018 Restructuring Program”) including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations. Restructuring charges of $0.1 million were incurred in the three months ended March 31, 2019. As of March 31, 2019, the Company incurred $1.4 million of restructuring charges inception-to-date consisting of $0.9 million employee related costs, $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The activities under the 2018 Restructuring Program were substantially complete as of March 31, 2019.

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room and restructuring of management. As of March 31, 2020, the Company incurred $0.5 million of restructuring charges inception-to-date and in the quarter consisting of $0.3 million employee related costs, $0.1 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The Company expects to incur an additional $0.3 million in severance and other restructuring charges in the second quarter of 2020. The Company will continue to assess the need for additional restructuring activities during 2020.

The Company recorded an additional liability of $0.4 million for restructuring charges and paid $0.2 million in previously accrued employee related restructuring activities during the three months ended March 31, 2020. The liability related to restructuring activities was $0.5 million and $0.3 million at March 31, 2020 and December 31, 2019, respectively.

A roll forward of the liability recognized related to restructuring activities as of March 31, 2020 is as follows (in thousands):

	Balance at December 31, 2019	Additions	Payments	Balance at March 31, 2020
Employee related restructuring activity	$308	$367	$(225)	$450

4.	Inventory

A summary of inventory at March 31, 2020 and December 31, 2019 is as follows (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$34,110	$37,217
In-process goods	36,273	35,613
Packaging and bottling supplies	712	668
Total inventory	$71,095	$73,498

5.	Property and Equipment

A summary of property and equipment at March 31, 2020 and December 31, 2019, and depreciation and amortization for the three months ended March 31, 2020 and 2019, is as follows (in thousands):
໿

	Depreciable Lives
	(in years)	March 31, 2020	December 31, 2019
Land and improvements	N/A	$44,928	$44,928
Buildings and improvements	20-40	59,900	59,948
Winery and vineyard equipment	3-25	40,846	42,210
Vineyards, orchards and improvements	7-25	33,888	32,293
Caves	20-40	5,639	5,639
Vineyards under development	N/A	2,025	3,476
Construction in progress	N/A	2,540	2,537
Total		189,766	191,031
Accumulated depreciation and amortization		(72,074)	(71,919)
Total property and equipment, net		$117,692	$119,112

	Three Months Ended March 31,
	2020	2019
Capitalized into inventory	$1,395	$1,500
Expensed to general and administrative	427	481
Total depreciation and amortization	$1,822	$1,981

During 2018, the Company began actively marketing 36 acres of fallow apple orchards for sale as it does not intend to replant these orchards with vineyards and subsequently reclassified $0.6 million from property and equipment to assets held for sale. In the three months ended March 31, 2019, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the fallow apple orchards to fair value less cost to sell. This impairment charge was recorded to other income (expense), net in the unaudited interim condensed consolidated statements of operations.

During the second quarter of 2019, the Company placed 124 acres of land, composed of 15 acres of vineyards and 109 acres of fallow land, for sale and reclassified an additional $1.2 million from property and equipment to assets as held for sale. In October 2019, the Company finalized the sale of the land for $0.7 million and recorded an impairment charge of $0.5 million to write-down the carrying value to the price in the sales agreement less cost to sell. In the third quarter of 2019, the impairment charge was recorded to loss from operations, net in the unaudited interim condensed consolidated statements of operations.

In the third quarter of 2019, the Company placed 181 acres of land in Klickitat County, Washington, of which 93 acres were planted with wine grapes, for sale. As part of the process to determine the sale price of the property, the Company obtained an appraisal of the property in the second quarter of 2019. As a result, the Company recorded an impairment charge of $1.2 million to write-down the carrying value of the vineyard to the appraised fair value less cost to sell in the second quarter of 2019. The Company recorded an additional impairment charge of $0.1 million in the third quarter of 2019 due to the write-down of in progress vineyard development. The Company reclassified $2.1 million from property and equipment to assets held for sale related to the vineyard as of September 30, 2019. In November 2019, the Company finalized a sales agreement to sell the land for $1.9 million and recorded a final impairment charge of $0.3 million to write-down the carrying value to the price in the sales agreement less cost to sell. These impairment charges were recorded to loss from operations, net in the unaudited interim condensed consolidated statements of operations. The sale of the land closed in January 2020.
As of March 31, 2020, the Company had $0.6 million of assets held for sale classified as current assets on its unaudited interim condensed consolidated balance sheet. The Company expects to complete the sale of the fallow apple orchards within the next twelve months.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

March 31, 2020	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$10,250	$10,250	$25	$—	$—	$10,275	$10,275
December 31, 2019	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$10,000	$10,000	$8	$(2)	$—	$10,006	$10,006

Gross unrealized gains on available for sale securities were less than $0.1 million as of March 31, 2020, and the Company believes the gross unrealized gains are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2020 and December 31, 2019, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of March 31, 2020, the Company has estimated the fair value of its outstanding debt to be approximately $23.7 million compared to its carrying value of $22.0 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of March 31, 2020 of 4.73% and 4.60% for the 2015 Term Loan and 2017 Term Loan, respectively, as further discussed in Note 9, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at March 31, 2020 and December 31, 2019, and amortization expense for the three months ended March 31, 2020 and 2019, is as follows (in thousands):

		March 31, 2020			December 31, 2019
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$9,232	$8,768	$18,000	$8,967	$9,033
Distributor relationships	10 - 14	2,700	1,682	1,018	2,700	1,634	1,066
Customer relationships	7	1,900	1,900	—	1,900	1,900	—
Legacy permits	14	250	158	92	250	153	97
Trademark	20	200	116	84	200	113	87
Total		$23,050	$13,088	$9,962	$23,050	$12,767	$10,283
Other non-current assets				620			667
Total intangible and other non-current assets, net				$10,582			$10,950

						Three Months Ended March 31,
Amortization expense						2020	2019
Total amortization expense						$321	$323

The estimated aggregate future amortization of intangible assets as of March 31, 2020 is identified below (in thousands):

Amortization
Remainder of 2020	$964
2021	1,286
2022	1,286
2023	1,286
2024	1,286
Thereafter	3,854
Total	$9,962

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable and accrued grape liabilities	$3,013	$5,469
Accrued compensation related expenses	1,708	2,753
Sales and marketing	115	302
Acquisition of property and equipment	1	34
Accrued interest	291	297
Depletion allowance	949	813
Production and farming	40	75
Operating lease liability, current	154	171
Other accrued expenses	346	454
Total accounts payable and accrued liabilities	$6,617	$10,368

9.	Debt

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

Details of the Company’s debt as of March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

	March 31, 2020			December 31, 2019
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$640	$12,640	$13,280	$640	$12,800	$13,440	5.24%	October 1, 2040
2017 Term Loan	500	8,250	8,750	500	8,375	8,875	5.39%	July 1, 2037
Total debt	1,140	20,890	22,030	1,140	21,175	22,315
Unamortized loan fees	(14)	(118)	(132)	(13)	(121)	(134)
Total debt, net of unamortized loan fees	$1,126	$20,772	$21,898	$1,127	$21,054	$22,181

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2020, $13.3 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2020, $8.8 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The Company was in compliance with all debt covenants as of March 31, 2020.

A summary of debt maturities as of March 31, 2020 is as follows (in thousands):

Principal due the remainder of 2020	$855
Principal due in 2021	1,140
Principal due in 2022	1,140
Principal due in 2023	1,140
Principal due in 2024	1,140
Principal due thereafter	16,615
Total	$22,030

10.	Stockholders’ Equity and Equity Incentive Plan
Share Repurchase Program

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

In September 2019, the Company commenced a share repurchase program (the “2019 Summer Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Summer Repurchase Program, any repurchased shares are constructively retired, and on December 12, 2019, the 2019 Summer Repurchase Program was completed. Under the total 2019 Summer Repurchase Program, the Company repurchased 283,208 shares at a purchase price of $2.0 million.

Stock-Based Compensation

In February 2013, the Company adopted the 2013 Omnibus Incentive Plan, which provides for the granting of up to 1,000,000 stock options or other common stock-based awards. The terms of awards that may be granted, including vesting and performance criteria, if any, will be determined by the Company’s board of directors.

In December 2019, option grants for 89,000 shares were issued. As of March 31, 2020, all 89,000 shares remained outstanding with no additional grants or stock activities related to vesting, exercises or expirations during the quarter. The options vest annually over 5 years, expire in 7 years and have an exercise price of $6.87, the market value at the date of grant. The share-based compensation expense for these grants was $141,000, the grant date fair value, which will be recorded over the vesting period. Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model, with the following assumptions and values: stock price volatility, 22%; employee exercise patterns and expected life, 5 years; dividend yield, 0%; and risk-free interest rate, 1.6%. For the three months ended March 31, 2020, $7,000 was recorded as share-based compensation expense. Share-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations. The related income tax benefit for these expenses were immaterial.

11.	Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In accordance with the CARES Act, the Company plans to carry back its 2019 NOL such that it would provide the Company $0.9 million in cash tax refunds and a permanent rate benefit of $0.3 million. Farming loss NOLs were permitted to be carried back based on prior law and were reflected as such in an earlier period. The incremental permanent rate benefit of $0.2 million from carrying back the remaining NOL in excess of the farming loss NOL is recognized in the first quarter of 2020.

Consolidated income tax expenses for the three months ended March 31, 2020 and 2019 were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2020 and 2019, respectively.

The Company’s effective tax rates for the three months ended March 31, 2020 and 2019 were 26.6% and 29.3%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2020 was primarily attributable to state income taxes and permanent items, which primarily consisted of meals and entertainment.

The Company does not have any amounts in its condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions as of March 31, 2020.

12.	Business Segment Information

The Company has identified two operating segments, Wholesale net sales and Direct to Consumer net sales, which are reportable segments for financial statement reporting purposes, based upon their different distribution channels, margins and selling strategies. Wholesale net sales include all sales through a third party where prices are given at a wholesale rate, whereas Direct to Consumer net sales include retail sales in the tasting room, remote sites and on-site events, wine club net sales, direct phone sales, and other sales made directly to the consumer without the use of an intermediary.

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three months ended March 31, 2020 and 2019, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$7,929	$8,494	$5,562	$5,300	$979	$1,371	$14,470	$15,165
Cost of sales	5,534	5,325	1,942	1,705	1,029	1,678	8,505	8,708
Gross profit (loss)	2,395	3,169	3,620	3,595	(50)	(307)	5,965	6,457
Operating expenses:
Sales and marketing	1,503	1,549	1,608	1,707	840	1,068	3,951	4,324
General and administrative	—	—	—	—	3,082	2,787	3,082	2,787
Total operating expenses	1,503	1,549	1,608	1,707	3,922	3,855	7,033	7,111
Net gain on disposal of property and equipment	—	—	—	—	(14)	(77)	(14)	(77)
Restructuring costs	—	—	—	—	507	76	507	76
Income (loss) from operations	$892	$1,620	$2,012	$1,888	$(4,465)	$(4,161)	$(1,561)	$(653)

13.	Commitments and Contingencies

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

Supplemental balance sheet information related to leases were as follows (in thousands):

March 31, 2020
Assets:
Other non-current assets	$365

Liabilities:
Accounts payable and accrued liabilities	$154
Other non-current liabilities	221
Total operating lease liabilities	$375

Weighted Average Remaining Lease Term
Operating leases	2.25 years
Weighted Average Discount Rate
Operating leases	6.34%

Maturities of lease liabilities are as follows (in thousands):

Amortization
Remainder of 2020	$120
2021	161
2022	94
Total	$375

Base rent expense was less than $0.1 million for the three months ended March 31, 2020 and 2019. Of this amount, less than $0.1 million relates to the lease liability referred to in this footnote for the three months ended March 31, 2020. Cash paid for amounts included in the measurement of operating lease liabilities as part of operating cash flows was less than $0.1 million for the three months ended March 31, 2020.

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

During the first quarter of 2020, government offices throughout the United States and around the world issued shelter in place orders due to the global outbreak of the COVID-19 virus. On March 27, 2020, the President of the United States signed into law the Families First Coronavirus Response Act and two phases of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which are intended to provide emergency assistance to individuals and business affected by COVID-19. The CARES Act includes a small business stimulus program, Paycheck Protection Program (“PPP”), which is intended to provide loans to qualified businesses to guarantee eight weeks of payroll and other identified costs which may be eligible for partial or full forgiveness.

In April 2020, the Company successfully secured a $3.8 million Small Business Association (“SBA”) loan under the Payroll Protection Program to secure payroll expenses for otherwise furloughed employees impacted by government imposed shelter in place orders. Per the terms of the loan, the full amount will be forgiven as long as loan proceeds are used to cover payroll costs and other specified non-payroll costs (provided any non-payroll costs do not exceed 25% of the forgiven amount) over an 8-week period after the loan is made; and employee and compensation levels are maintained. The Company fully intends to comply with the above terms in order to qualify for loan forgiveness. In the event the Company is required to repay the loan, all payments are deferred for 6 months with accrued interest over this period. Amounts outstanding under the loan will bear a fixed interest rate of 1.00% per annum with a maturity date of 2 years from commencement date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K as filed with the SEC (the “2019 Report”).

Quantities or results referred to as “current quarter” and “current three-month period” refer to the three months ended March 31, 2020.

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

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect our actual results include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors in the 2019 Report and the additional risk factor regarding COVID-19 discussed in Part II, Item 1A of this Report. Readers should carefully review the risk factors described in the 2019 Report, this Report and in other documents that the Company files from time to time with the SEC.

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
In a strategic effort to maximize asset utilization in 2019, the Company increased focus on supply chain management. During 2019, the Company performed regular costing updates to apply actual cost for the 2017 and 2018 vintage bulk wine compared to the standard cost estimates used. The analysis showed higher cellar overhead costs incurred for these vintages than previously estimated in the standard rate applied to bulk wine gallons produced. The increase in the revised standard rate over the production period was a result of a strategic reduction of wine bottled driven by less than forecasted demand for certain products. Additionally, cost capitalized to inventory increased due to growth in general and administrative overhead costs as well as onboarding cellar costs related to the Double Canyon winemaking facility and acquired Seven Hills Winery.
As of March 31, 2020, wine inventory includes approximately 0.7 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Impact of COVID-19 on Operations

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Although financial impacts to the current quarter have been limited due to the timing of onset, the outbreak presents uncertainty and risk with respect to the Company and its performance and financial results.
As of March 16, 2020, with the exception of key operations personnel, we have shifted our office staff to remote workstations, which has been an effective transition to date. We will continue to operate remotely until local government offices have lifted shelter-in-place orders and management determines it is safe for employees to return to offices.
We have not experienced nor do we anticipate significant impact or disruptions to our supply chain network.
The Company has experienced both reductions and increases in consumer demand in various channels due to the coronavirus disease 2019 (“COVID-19”) in the three months ended March 31, 2020. On March 16, 2020 (“the closure date”), the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. From the closure date through March 31, 2020, net sales from the Company’s tasting rooms decreased 80% compared to the same period in 2019 due to the offerings of limited direct shipments to customers during this temporary closure period. As of March 31, 2020, the Company’s tasting rooms remained closed.
In addition to selling wine directly to consumers in its tasting rooms, the Company sells wine directly to consumers through our website (http://www.crimsonwinegroup.com), third-party websites, through direct phone calls, and other online sales (“Ecommerce”). The Company’s Ecommerce operations have been favorably impacted and continued to sell and distribute wine directly to consumers. From the closure date through March 31, 2020, net sales from Ecommerce operations increased 85% compared to the same period in 2019.
The Company sells wine (through distributors and directly) to restaurants, bars, and other hospitality locations (“On-Premise”). Demand for wines at On-Premise locations has been reduced due to the shelter-in-place orders restricting consumers from visiting, as well as in some cases their temporary closure. During March 2020, shipments from the distributors to retail accounts (depletion) to On-Premise locations as a percentage of the Company’s total depletions decreased by 1% compared to the same period in 2019.
The Company also sells wine (through distributors and directly) to supermarkets, grocery stores, liquor stores, and other chains and independent stores (“Off-Premise”). Demand for wines at Off-Premise locations has increased due to their classification as essential businesses that remain open during shelter-in-place orders. During March 2020, depletions to Off-Premise locations as a percentage of the Company’s total depletions increased by 1% compared to the same period in 2019.

Seasonality

As discussed in the 2019 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. We anticipate similar trends in the future.

Restructuring

During 2018, the Company committed to various restructuring activities (the “2018 Restructuring Program”) including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations. Restructuring charges of $0.1 million were incurred in the three months ended March 31, 2019. As of March 31, 2019, the Company incurred $1.4 million of restructuring charges inception-to-date consisting of $0.9 million employee related costs, $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The activities under the 2018 Restructuring Program were substantially complete as of March 31, 2019.

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room and restructure of management. As of March 31, 2020, the Company incurred $0.5 million of restructuring charges inception-to-date and in the quarter consisting of $0.3 million employee related costs, $0.1 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The Company expects to incur an additional $0.3 million in severance and other restructuring charges in the second quarter of 2020. The Company will continue to assess the need for additional restructuring activities during 2020.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Sales
໿

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$7,929	$8,494	$(565)	(7)%
Direct to Consumer	5,562	5,300	262	5%
Other	979	1,371	(392)	(29)%
Total net sales	$14,470	$15,165	$(695)	(5)%

Wholesale net sales decreased $0.6 million, or 7%, in the current quarter as compared to the same quarter in 2019. The decrease was primarily driven by a decrease in wine sales to the cruise and transportation segments, as well as increased price support compared to the same quarter in 2019.

Direct to Consumer net sales increased $0.3 million, or 5%, in the current quarter as compared to the same quarter in 2019. The increase was primarily driven by successful strategic Ecommerce offers and timing of wine club shipments compared to the same quarter in 2019. The increase was partially offset by the temporary closure of tasting rooms in compliance with shelter-in-place orders issued by local government officers in March.

Other net sales include bulk wine, grape sales, custom winemaking services, event fees and retail sales, and decreased $0.4 million, or 29% primarily due to a decrease in gallons of bulk wine sold, and reduced event fees and retail sales due to the temporary closure of tasting rooms and event cancellations related to shelter-in-place orders. The decrease was partially offset by an increase in revenue from custom winemaking services as compared to the same quarter in 2019.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$2,395	$3,169	$(774)	(24)%
Wholesale gross margin percentage	30%	37%
Direct to Consumer	3,620	3,595	25	1%
Direct to Consumer gross margin percentage	65%	68%
Other	(50)	(307)	257	84%
Total gross profit	$5,965	$6,457	$(492)	(8)%
Total gross margin percentage	41%	43%

Wholesale gross profit decreased $0.8 million, or 24%, in the current quarter as compared to the same quarter in 2019 primarily driven by the release of higher cost vintages, increased price support, and close out sales. Increased costs were primarily driven by higher fixed production costs, planned decreased production volumes in an effort to re-align supply with demand, and a lower crop yield on vintages sold. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 710 basis points primarily driven by increased cost of goods sold and increased price support compared to the same quarter in 2019.

Direct to Consumer gross profit was relatively flat in the current quarter as compared to the same quarter in 2019. Gross margin percentage decreased 275 basis points in the current quarter primarily driven by release of higher cost vintages compared to the same quarter in 2019.

Other gross profit includes bulk wine, grape sales, event fees and non-wine retail sales and increased $0.3 million, or 84% in the current quarter as compared to the same quarter in 2019. The increase in gross profit is primarily driven by a higher average price per gallon sold of bulk wine.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Sales and marketing	$3,951	$4,324	$(373)	(9)%
General and administrative	3,082	2,787	295	11%
Total operating expenses	$7,033	$7,111	$(78)	(1)%

Sales and marketing expenses decreased $0.4 million, or 9%, in the current quarter as compared to the same quarter in 2019. The decrease was primarily driven by timing of promotional programs and a decrease in travel costs compared to the same quarter in 2019.

General and administrative expenses increased $0.3 million, or 11%, in the current quarter as compared to the same quarter in 2019 primarily due to an increase in compensation and employee related expenses compared to the same quarter in 2019.

Other (Expense) Income

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Change	% change
Interest expense, net	$(323)	$(321)	$(2)	(1)%
Other income (expense), net	167	(23)	190	826%
Total other expense, net	$(156)	$(344)	$188	55%

Interest expense, net was flat in the current quarter compared to the same quarter in 2019.

Other income increased by $0.2 million, or 826% in the current quarter as compared to the same quarter in 2019. The increase was primarily driven by the discontinuation of apple consignment sales, which yielded a loss, in the same quarter in 2019.

Income Tax Provision

The Company’s effective tax rates for the three months ended March 31, 2020 and 2019 were 26.6% and 29.3%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2020 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2020, $13.3 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2020, $8.8 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

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

In April 2020, the Company successfully secured a $3.8 million Small Business Association (“SBA”) loan under the Payroll Protection Program (“PPP”) to secure payroll expenses for otherwise furloughed employees impacted by government imposed shelter in place orders. Per the terms of the loan, the full amount will be forgiven as long as loan proceeds are used to cover payroll costs and other specified non-payroll costs (provided any non-payroll costs do not exceed 25% of the forgiven amount) over an 8-week period after the loan is made; and employee and compensation levels are maintained. The Company fully intends to comply with the above terms in order to qualify for loan forgiveness. In the event the Company is required to repay the loan, all payments are deferred for 6 months with accrued interest over this period. Amounts outstanding under the loan will bear a fixed interest rate of 1.00% per annum with a maturity date of 2 years from commencement date.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2020 and 2019 (in thousands):

Cash provided by (used in):	2020	2019
Operating activities	$1,734	$(1,527)
Investing activities	1,141	1,381
Financing activities	(285)	(1,456)

Cash provided by operating activities

Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2020, consisting primarily of $1.1 million of net loss adjusted for non-cash items such as $2.3 million primarily consisting of depreciation, amortization, and loss on the write-down of inventory and $0.5 million of restructuring charges. The net cash inflow related to changes in operating assets and liabilities totaled $0.1 million.

Net cash used in operating activities was $1.5 million for the three months ended March 31, 2019, consisting primarily of $0.7 million of net loss adjusted for non-cash items totaling $2.3 million of depreciation and amortization partially offset by $3.3 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals, partially offset by a decrease in inventory and accounts receivable. The decrease in accounts payable and expense accruals was primarily due to grower payments made in the current quarter for the 2018 harvest.

Cash provided by investing activities

Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2020, consisting primarily of proceeds from sale of land in Klickitat County, Washington totaling $1.8 million, partially offset by net purchases of available for sale investments of $0.3 million and capital expenditures of $0.5 million.

Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2019, consisting primarily of net redemptions of available for sale investments of $2.5 million, partially offset by capital expenditures of $1.2 million.

Cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2020 was $0.3 million, which reflects the principal payments on our term loans of $0.3 million.

Net cash used in financing activities for the three months ended March 31, 2019 was $1.5 million, which reflects the repurchase of shares of our common stock at a repurchase price of $1.1 million, principal payments on our term loans of $0.3 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

Share Repurchases

In December 2018, the Company commenced a share repurchase program (the “2019 Winter Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Winter Repurchase Program, any repurchased shares were constructively retired. On April 30, 2019, the 2019 Winter Repurchase Program was completed. Under the total 2019 Winter Repurchase Program, the Company had repurchased 253,324 shares at a repurchase price of $2.0 million.

In September 2019, the Company commenced a share repurchase program (the “2019 Summer Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Summer Repurchase Program, any repurchased shares were constructively retired. During the three months ended March 31, 2020, the Company repurchased 283,208 shares at a purchase price of $2.0 million under the 2019 Summer Repurchase Program.

Commitments & Contingencies

There have been no significant changes to our contractual obligations table as disclosed in the 2019 Report.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

Except as disclosed in Note 1 of this Form 10-Q, there have been no material changes to the critical accounting policies and estimates previously disclosed in the 2019 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility and two term loans. The revolving credit facility had no outstanding balance as of March 31, 2020, and bears interest at floating rates on borrowings. The term loans had $22.0 million outstanding at March 31, 2020, and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, Crimson may be involved in legal proceedings in the ordinary course of its business. Crimson is not currently involved in any legal or administrative proceedings individually or together that it believes are likely to have a significant adverse effect on its business, results of operations or financial condition.

Item 1A. Risk Factors.

In addition to the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Report, which could materially affect our business, results of operations or financial condition, please carefully consider the additional risk factor below.

We face risks related to health pandemics, particularly the recent outbreak of COVID-19, which could adversely affect our business and results of operations.

Our business could be materially adversely affected by a widespread outbreak of contagious disease, including the recent outbreak of the novel coronavirus, known as COVID-19, which has spread to many countries throughout the world. The effects of this outbreak on our business have included and could continue to include disruptions or restrictions on our employees’ ability to travel in affected regions, as well as temporary closures of our tasting rooms and temporary closures of the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and likely impact our results of operations. The extent to which the COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
10.1*	Severance Agreement dated February 6, 2020, by and between Crimson Wine Group, Ltd. And Michael Cekay (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 7, 2020).
10.2*	Promissory Note, dated April 20, 2020, by and between Crimson Wine Group, Ltd. and American AgCredit, PCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 4, 2020).
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Loss; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

* Incorporated by reference
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	May 7, 2020	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer