Form 10-Q
period 2020-06-30
Crimson Wine Group, Ltd
filed 2020-08-07
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	X

On August 3, 2020 there were 23,243,476 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$20,862	$12,986
Investments available for sale	9,796	10,006
Accounts receivable, net	6,483	10,131
Inventory	70,628	73,498
Other current assets	2,839	1,904
Assets held for sale	588	2,383
Total current assets	111,196	110,908
Property and equipment, net	116,657	119,112
Goodwill	1,262	1,262
Intangible and other non-current assets, net	10,213	10,950
Total non-current assets	128,132	131,324
Total assets	$239,328	$242,232
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,797	$10,368
Customer deposits	600	405
Current portion of long-term debt, net of unamortized loan fees	2,539	1,127
Total current liabilities	9,936	11,900
Long-term debt, net of current portion and unamortized loan fees	22,613	21,054
Deferred tax liability, net	4,189	4,178
Other non-current liabilities	184	255
Total non-current liabilities	26,986	25,487
Total liabilities	36,922	37,387
Commitments and contingencies (Note 13)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476 shares issued and outstanding at June 30, 2020 and December 31, 2019	232	232
Additional paid-in capital	277,536	277,522
Accumulated other comprehensive income	41	12
Accumulated deficit	(75,403)	(72,921)
Total equity	202,406	204,845
Total liabilities and equity	$239,328	$242,232

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$13,585	$16,355	$28,055	$31,520
Cost of sales	8,417	8,445	16,922	17,153
Gross profit	5,168	7,910	11,133	14,367
Operating expenses:
Sales and marketing	3,462	4,745	7,413	9,069
General and administrative	2,631	3,289	5,713	6,076
Total operating expenses	6,093	8,034	13,126	15,145
Net loss (gain) on disposal of property and equipment	191	46	177	(31)
Restructuring costs	803	—	1,310	76
Impairment charges	—	1,235	—	1,235
Loss from operations	(1,919)	(1,405)	(3,480)	(2,058)
Other (expense) income:
Interest expense, net	(114)	(42)	(437)	(363)
Other income, net	119	130	286	107
Total other income (expense), net	5	88	(151)	(256)
Loss before income taxes	(1,914)	(1,317)	(3,631)	(2,314)
Income tax benefit	(498)	(439)	(1,149)	(731)
Net loss	$(1,416)	$(878)	$(2,482)	$(1,583)
Basic and fully diluted weighted-average shares outstanding	23,243	23,538	23,243	23,585
Basic and fully diluted loss per share	$(0.06)	$(0.04)	$(0.11)	$(0.07)

See accompanying notes to unaudited interim condensed consolidated financial statements.

໿CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(1,416)	$(878)	$(2,482)	$(1,583)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	15	18	29	37
Comprehensive loss	$(1,401)	$(860)	$(2,453)	$(1,546)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Net cash flows from operating activities:
Net loss	$(2,482)	$(1,583)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	3,630	3,932
Amortization of intangible assets	643	643
Loss on write-down of inventory	690	129
Provision for doubtful accounts	98	—
Net loss (gain) on disposal of property and equipment	177	(31)
Restructuring charges	1,310	76
Impairment charges	—	1,285
Stock-based compensation	14	—
Net change in operating assets and liabilities:
Accounts receivable	3,550	2,003
Inventory	2,180	2,815
Other current assets	(935)	(715)
Other non-current assets	94	(241)
Accounts payable and accrued liabilities	(4,833)	(5,670)
Other payables and accruals	201	180
Other non-current liabilities	(71)	(23)
Net cash provided by operating activities	4,266	2,800
Net cash flows from investing activities:
Purchase of investments available for sale	(8,000)	(8,000)
Redemptions of investments available for sale	8,250	12,500
Acquisition of property and equipment	(1,461)	(2,093)
Proceeds from disposals of property and equipment	1,856	121
Net cash provided by investing activities	645	2,528
Net cash flows from financing activities:
Proceeds from PPP term loan	3,820	—
Principal payments on long-term debt	(855)	(570)
Repurchase of common stock	—	(1,488)
Payment of contingent consideration	—	(112)
Net cash provided by (used in) financing activities	2,965	(2,170)
Net increase in cash and cash equivalents	7,876	3,158
Cash and cash equivalents - beginning of period	12,986	9,376
Cash and cash equivalents - end of period	$20,862	$12,534
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$929	$758
Income tax payments, net	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$29	$37
Acquisition of property and equipment accrued but not yet paid	$112	$444

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Three Months Ended June 30, 2020
Balance, March 31, 2020	23,243,476	$232	$277,529	$26	$(73,987)	$203,800
Net loss	—	—	—	—	(1,416)	(1,416)
Other comprehensive income	—	—	—	15	—	15
Stock-based compensation	—	—	7	—	—	7
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(75,403)	$202,406
Three Months Ended June 30, 2019
Balance, March 31, 2019	23,583,522	$236	$277,520	$—	$(66,322)	$211,434
Net loss	—	—	—	—	(878)	(878)
Other comprehensive income	—	—	—	18	—	18
Repurchase of common stock	(56,838)	(1)	—	—	(428)	(429)
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(67,628)	$210,145
Six Months Ended June 30, 2020
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(72,921)	$204,845
Net loss	—	—	—	—	(2,482)	(2,482)
Other comprehensive income	—	—	—	29	—	29
Stock-based compensation	—	—	14	—	—	14
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(75,403)	$202,406
Six Months Ended June 30, 2019
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(64,559)	$213,179
Net loss	—	—	—	—	(1,583)	(1,583)
Other comprehensive income	—	—	—	37	—	37
Repurchase of common stock	(187,524)	(2)	—	—	(1,486)	(1,488)
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(67,628)	$210,145

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

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements and in Note 13 “Commitments and Contingencies,” there were no changes to the Company’s significant accounting policies during the six months ended June 30, 2020. See Note 2 of the 2019 Report for a description of the Company’s significant accounting policies.

Reclassifications

Certain reclassifications have been made to prior period unaudited interim condensed consolidated balance sheets and statements of cash flows to conform to current period presentation. The reclassifications had no impact on previously reported net loss, equity or cash flows.

Recent Accounting Pronouncements

Subsequent to the filing of the 2019 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides an update of accounting pronouncements applicable to Crimson that are not yet adopted as of June 30, 2020 and a description of accounting pronouncements that were adopted during the six months ended June 30, 2020:
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

2.Revenue

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

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three and six months ended June 30, 2020 and 2019.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its condensed consolidated balance sheets, and represents a contract liability.

The following table reflects changes in the contract liability balance during the six months ended June 30, 2020 and 2019 (in thousands):

	June 30, 2020	June 30, 2019
Outstanding at beginning of period (December 31)	$405	$375
Increase (decrease) attributed to:
Upfront payments	14,021	27,128
Revenue recognized	(13,826)	(26,959)
Outstanding at end of period	$600	$544

Revenue recognized during the six months ended June 30, 2020 and 2019, which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectable based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million and $0.1 million at June 30, 2020 and December 31, 2019, respectively.

3.Restructuring

During 2018, the Company committed to various restructuring activities (the “2018 Restructuring Program”) including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations. Restructuring charges of $0.1 million were incurred in the six months ended June 30, 2019. As of June 30, 2019, the Company incurred $1.4 million of restructuring charges inception-to-date consisting of $0.9 million employee related costs, $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The activities under the 2018 Restructuring Program were substantially complete as of March 31, 2019.

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, and changes in sales, marketing, and Direct to Consumer organizational structure. With the proceeds of the PPP loan as discussed in Note 9, “Debt,” the Company was able to delay certain restructuring events and employee notifications by an additional eight weeks. As of June 30, 2020, the Company incurred $1.3 million of restructuring charges inception-to-date, consisting of $1.0 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The Company’s current restructuring plans were substantially complete as of June 30, 2020 but the Company will continue to assess the need for additional restructuring activities during the remainder of the year.

The Company recorded an additional liability of $1.1 million for restructuring charges and paid $0.5 million in previously accrued employee related restructuring activities during the six months ended June 30, 2020. The liability related to restructuring activities was $0.9 million and $0.3 million at June 30, 2020 and December 31, 2019, respectively.

A roll forward of the liability recognized related to restructuring activities as of June 30, 2020 is as follows (in thousands):

	Balance at December 31, 2019	Additions	Payments	Balance at June 30, 2020
Employee related restructuring activity	$308	$1,129	$(499)	$938

4.Inventory

A summary of inventory at June 30, 2020 and December 31, 2019 is as follows (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$36,557	$37,217
In-process goods	32,556	35,613
Packaging and bottling supplies	1,515	668
Total inventory	$70,628	$73,498

5.Property and Equipment

A summary of property and equipment at June 30, 2020 and December 31, 2019, and depreciation and amortization for the three and six months ended June 30, 2020 and 2019, is as follows (in thousands):
໿

	Depreciable Lives
	(in years)	June 30, 2020	December 31, 2019
Land and improvements	N/A	$44,913	$44,928
Buildings and improvements	20-40	59,362	59,948
Winery and vineyard equipment	3-25	36,321	42,210
Vineyards, orchards and improvements	7-25	33,626	32,293
Caves	20-40	5,639	5,639
Vineyards under development	N/A	2,265	3,476
Construction in progress	N/A	3,005	2,537
Total		185,131	191,031
Accumulated depreciation and amortization		(68,474)	(71,919)
Total property and equipment, net		$116,657	$119,112

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Capitalized into inventory	$1,381	$1,478	$2,776	$2,978
Expensed to general and administrative	427	473	854	954
Total depreciation and amortization	$1,808	$1,951	$3,630	$3,932

During 2018, the Company began actively marketing 36 acres of fallow apple orchards for sale as it does not intend to replant these orchards with vineyards and subsequently reclassified $0.6 million from property and equipment to assets held for sale. In the six months ended June 30, 2019, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the fallow apple orchards to fair value less cost to sell. This impairment charge was recorded to other income (expense), net in the unaudited interim condensed consolidated statements of operations.

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
As of June 30, 2020, the Company had $0.6 million of assets held for sale classified as current assets on its unaudited interim condensed consolidated balance sheet. The Company expects to complete the sale of the fallow apple orchards within the next twelve months.

6.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

June 30, 2020	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$9,750	$9,750	$46	$—	$—	$9,796	$9,796
December 31, 2019	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$10,000	$10,000	$8	$(2)	$—	$10,006	$10,006

Gross unrealized gains on available for sale securities were less than $0.1 million as of June 30, 2020. The Company believes the gross unrealized gains are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of June 30, 2020 and December 31, 2019, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of June 30, 2020, the Company has estimated the fair value of its outstanding debt to be approximately $29.2 million compared to its carrying value of $25.3 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of June 30, 2020 of 4.00%, 3.78%, and 1.00% for the 2015 Term Loan, 2017 Term Loan, and 2020 PPP Term Loan respectively, as further discussed in Note 9, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

7.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at June 30, 2020 and December 31, 2019, and amortization expense for the three and six months ended June 30, 2020 and 2019, is as follows (in thousands):

		June 30, 2020			December 31, 2019
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$9,498	$8,502	$18,000	$8,967	$9,033
Distributor relationships	10-14	2,700	1,731	969	2,700	1,634	1,066
Customer relationships	7	1,900	1,900	—	1,900	1,900	—
Legacy permits	14	250	162	88	250	153	97
Trademark	20	200	119	81	200	113	87
Total		$23,050	$13,410	$9,640	$23,050	$12,767	$10,283
Other non-current assets				573			667
Total intangible and other non-current assets, net				$10,213			$10,950

				Three Months Ended June 30,		Six Months Ended June 30,
Amortization expense				2020	2019	2020	2019
Total amortization expense				$322	$320	$643	$643

The estimated aggregate future amortization of intangible assets as of June 30, 2020 is identified below (in thousands):

Amortization
Remainder of 2020	$643
2021	1,286
2022	1,286
2023	1,286
2024	1,286
Thereafter	3,853
Total	$9,640

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable and accrued grape liabilities	$2,273	$5,469
Accrued compensation related expenses	2,323	2,753
Sales and marketing	155	302
Acquisition of property and equipment	101	34
Accrued interest	7	297
Depletion allowance	1,175	813
Production and farming	127	75
Operating lease liability, current	137	171
Other accrued expenses	499	454
Total accounts payable and accrued liabilities	$6,797	$10,368

9.Debt

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

Details of the Company’s debt as of June 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	June 30, 2020			December 31, 2019
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$480	$12,480	$12,960	$640	$12,800	$13,440	5.24%	October 1, 2040
2017 Term Loan	375	8,125	8,500	500	8,375	8,875	5.39%	July 1, 2037
2020 PPP Term Loan	1,698	2,122	3,820	—	—	—	1.00%	April 1, 2022
Total debt	2,553	22,727	25,280	1,140	21,175	22,315
Unamortized loan fees	(14)	(114)	(128)	(13)	(121)	(134)
Total debt, net of unamortized loan fees	$2,539	$22,613	$25,152	$1,127	$21,054	$22,181

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2020, $13.0 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2020, $8.5 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to shareholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other parties.

(iii) In March 2020, in light of the global outbreak of the COVID-19 virus, Congress passed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act included a small business stimulus program called the Paycheck Protection Program (“PPP”), which is intended to provide loans to qualified businesses to, as originally implemented, support eight weeks of payroll and other identified costs. PPP loans are eligible for partial or full forgiveness. On June 3, 2020, Congress passed the Paycheck Protection Program Flexibility Act of 2020 which, among other things, extended the loan forgiveness period for PPP loans from eight weeks to 24 weeks and increased the cap on usage of the loan on non-payroll costs from 25% to 40%.

In April 2020, the Company successfully secured a $3.8 million PPP loan. Under the CARES Act, the loan is eligible for forgiveness for the portion used to cover payroll costs and other specified non-payroll costs, including interest on mortgage obligations, rent and utilities (provided any non-payroll costs do not exceed 40% of the forgiven amount) over an eight-week or 24-week period after the loan is made if employee and compensation levels are maintained. The Company intends to apply for forgiveness of amounts received under the PPP in accordance with the requirements of the CARES Act, as amended. Any loan amounts forgiven will be removed from liabilities recorded. While the Company intends to use the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that it will be eligible for forgiveness of the PPP Loan, in full or in part.

On April 22, 2020, Crimson entered into an unsecured term loan agreement (the “2020 PPP Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $3.8 million. Amounts outstanding under the 2020 PPP Term Loan bear a fixed interest rate of 1.00% per annum. If all or a portion of the 2020 PPP Term Loan is not forgiven, any accrued and unpaid interest shall be added to the outstanding balance (“Adjusted Loan Balance”).

The 2020 PPP Term Loan will mature on April 1, 2022 (the “2020 Loan Maturity Date”). On the first day of each month commencing November 1, 2020, Crimson is required to make payments of equal monthly principal and interest based on the Adjusted Loan Balance. The payments will be based on an amortization period of 18 months. A final payment of all unpaid principal, interest and any other charges with respect to the 2020 PPP Term Loan shall be due and payable on the 2020 Loan Maturity Date. While the loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender.

The full $3.8 million was drawn at closing and the 2020 PPP Term Loan can be used for the purposes authorized and approved in the CARES Act. As of June 30, 2020, $3.8 million in principal was outstanding on the 2020 PPP Term Loan.

The Company was in compliance with all debt covenants as of June 30, 2020.

A summary of debt maturities as of June 30, 2020 is as follows (in thousands):

Principal due the remainder of 2020	$710
Principal due in 2021	3,686
Principal due in 2022	1,989
Principal due in 2023	1,140
Principal due in 2024	1,140
Principal due thereafter	16,615
Total	$25,280

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

In December 2019, option grants for 89,000 shares were issued. As of June 30, 2020, all 89,000 shares remained outstanding with no additional grants or stock activities related to vesting, exercises or expirations during the quarter. The options vest annually over five years, expire in seven years and have an exercise price of $6.87, the market value at the date of grant. The share-based compensation expense for these grants was $141,000, the grant date fair value, which will be recorded over the vesting period. Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model, with the following assumptions and values: stock price volatility, 22%; employee exercise patterns and expected life, five years; dividend yield, 0%; and risk-free interest rate, 1.6%. For the three and six months ended June 30, 2020, $7,000 and $14,000 were recorded as share-based compensation expense, respectively. Share-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations. The related income tax benefits for these expenses were immaterial.

11.Income Taxes
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

Consolidated income tax benefit for the three and six months ended June 30, 2020 and 2019 were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2020 and 2019, respectively.

The Company’s effective tax rates for the three months ended June 30, 2020 and 2019 were 26.0% and 128.5%, respectively. The Company’s effective tax rates for the six months ended June 30, 2020 and 2019 were 26.3% and 36.9%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2020 was primarily attributable to state income taxes and permanent items, which primarily consisted of meals and entertainment.

The Company does not have any amounts in its condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions as of June 30, 2020.

12.Business Segment Information

The Company has identified two operating segments, Wholesale net sales and Direct to Consumer net sales, which are reportable segments for financial statement reporting purposes, based upon their different distribution channels, margins and selling strategies. Wholesale net sales include all sales through a third party where prices are given at a wholesale rate, whereas Direct to Consumer net sales include retail sales in tasting rooms, remote sites and on-site events, wine club net sales, direct phone sales, and other sales made directly to the consumer without the use of an intermediary.

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$7,638	$8,080	$5,712	$7,011	$235	$1,264	$13,585	$16,355
Cost of sales	5,135	4,978	2,385	2,155	897	1,312	8,417	8,445
Gross profit (loss)	2,503	3,102	3,327	4,856	(662)	(48)	5,168	7,910
Operating expenses:
Sales and marketing	1,175	1,762	1,461	1,960	826	1,023	3,462	4,745
General and administrative	—	—	—	—	2,631	3,289	2,631	3,289
Total operating expenses	1,175	1,762	1,461	1,960	3,457	4,312	6,093	8,034
Net loss on disposal of property and equipment	—	—	—	—	191	46	191	46
Restructuring costs	—	—	—	—	803	—	803	—
Impairment charges	—	—	—	—	—	1,235	—	1,235
Income (loss) from operations	$1,328	$1,340	$1,866	$2,896	$(5,113)	$(5,641)	$(1,919)	$(1,405)

	Six Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$15,567	$16,574	$11,274	$12,311	$1,214	$2,635	$28,055	$31,520
Cost of sales	10,669	10,303	4,327	3,860	1,926	2,990	16,922	17,153
Gross profit (loss)	4,898	6,271	6,947	8,451	(712)	(355)	11,133	14,367
Operating expenses:
Sales and marketing	2,678	3,311	3,069	3,667	1,666	2,091	7,413	9,069
General and administrative	—	—	—	—	5,713	6,076	5,713	6,076
Total operating expenses	2,678	3,311	3,069	3,667	7,379	8,167	13,126	15,145
Net loss (gain) on disposal of property and equipment	—	—	—	—	177	(31)	177	(31)
Restructuring costs	—	—	—	—	1,310	76	1,310	76
Impairment charges	—	—	—	—	—	1,235	—	1,235
Income (loss) from operations	$2,220	$2,960	$3,878	$4,784	$(9,578)	$(9,802)	$(3,480)	$(2,058)

13.Commitments and Contingencies

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

Supplemental balance sheet information related to leases were as follows (in thousands):

June 30, 2020
Assets:
Other non-current assets	$323

Liabilities:
Accounts payable and accrued liabilities	$137
Other non-current liabilities	186
Total operating lease liabilities	$323

Weighted Average Remaining Lease Term
Operating leases	2 years
Weighted Average Discount Rate
Operating leases	6.34%

Maturities of lease liabilities are as follows (in thousands):

Amortization
Remainder of 2020	$68
2021	161
2022	94
Total	$323

Base rent expense was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2020 and 2019. Of the base rent expense for the three and six months ended June 30, 2020, less than $0.1 million and $0.1 million relate to the lease liability referred to in this footnote. Cash paid for amounts included in the measurement of operating lease liabilities as part of operating cash flows was $0.1 million for the six months ended June 30, 2020.

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

In October 2019, the Company received an additional $0.2 million from insurance proceeds related to the October 2017 wildfires. In July 2020, the Company reached a settlement with the insurer for an additional $0.1 million of insurance proceeds related to the October 2017 wildfires.

COVID-19

In March 2020, the coronavirus disease 2019 (“COVID-19”) outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. The outbreak has adversely impacted the Company’s tasting room visitations, On-Premise business, and special events. The outbreak presents uncertainty and risk with respect to the Company and its future performance and financial results.

As of March 16, 2020, with the exception of key operations personnel, the Company has shifted its office staff to remote workstations, which has been an effective transition to date. The Company will continue to operate remotely until management determines it is safe for employees to return to offices.

The Company has not experienced nor does it anticipate significant impact or disruptions to its supply chain network.

On March 16, 2020, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. Following months of closures, each of the aforementioned states issued reopening guidelines and metrics that counties must achieve prior to business reopening. After remaining closed for nearly all of the second quarter and complying with reopening guidelines, the Company’s tasting rooms reopened during June 2020 in limited capacity and operating hours, and with additional safety measures in place. In addition to limiting the number of guests and by reservations only, the Company has implemented various measures to prevent the spread of the virus including assigning tasting room staff to discrete guest parties to limit contact exposure, screening workers before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees to adhere to prevention measures recommended by the Center for Disease Control (“CDC”).

In the first several weeks of July, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. The Company's tasting rooms impacted by these orders included Pine Ridge Vineyards and Seghesio Family Vineyards. Management and staff at both vineyards have taken the appropriate steps to continue accommodations for outdoor tastings and to ensure the safety of all guests.

The extent of COVID-19’s impact on the Company's financials and results of operations will depend on the length of time that the pandemic continues, the effect of governmental regulations imposed in response to the pandemic, its effect on the demand for the Company’s products and supply chain, and uncertainties surrounding the aforementioned. The Company cannot at this time predict the full impact of COVID-19, but it could have a larger impact on the Company’s financial and operational results beyond what is discussed within this Report.

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

Quantities or results referred to as “current quarter” and “current three and six-month period” refer to the three and six months ended June 30, 2020.

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
As of June 30, 2020, wine inventory includes approximately 0.6 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Impact of COVID-19 on Operations

In March 2020, the coronavirus disease 2019 (“COVID-19”) outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. The outbreak has adversely impacted our tasting room visitations, On-Premise business, and special events. The outbreak presents uncertainty and risk with respect to the Company and its future performance and financial results.
As of March 16, 2020, with the exception of key operations personnel, we have shifted our office staff to remote workstations, which has been an effective transition to date. We will continue to operate remotely until management determines it is safe for employees to return to offices.
We have not experienced nor do we anticipate significant impact or disruptions to our supply chain network.
On March 16, 2020, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. Following months of closures, each of the aforementioned states issued reopening guidelines and metrics that counties must achieve prior to business reopening. After remaining closed for nearly all of the second quarter and complying with reopening guidelines, the Company’s tasting rooms reopened during June 2020 in limited capacity and operating hours, and with additional safety measures in place. In addition to limiting the number of guests and by reservations only, the Company has implemented various measures to prevent the spread of the virus including assigning tasting room staff to discrete guest parties to limit contact exposure, screening workers before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees to adhere to prevention measures recommended by the Center for Disease Control (“CDC”).
The Company has experienced both reductions and increases in consumer demand in various channels due to the COVID-19 outbreak in the three and six months ended June 30, 2020.
Our Direct to Consumer segment includes retail sales in the tasting rooms, remote sites and on-site events, wine club net sales, direct phone sales, and other sales made directly to the consumer without the use of an intermediary. Tasting room sales have been negatively impacted due to closures and operating limitations. The Company also sells wine directly to consumers through our website (http://www.crimsonwinegroup.com), third-party websites, direct phone calls, and other online sales (“Ecommerce”). The Company’s Ecommerce operations have been favorably impacted through changes in consumer behavior and our opportunistic web offers to our customers.
Our Wholesale segment includes all sales through a third party where prices are given at a wholesale rate. The Company sells wine (through distributors and directly) to restaurants, bars, and other hospitality locations (“On-Premise”). Demand for wines at On-Premise locations has been reduced due to COVID-19 containment measures restricting consumers from visiting, as well as in many cases both their temporary and permanent closures. The Company also sells wine (through distributors and directly) to supermarkets, grocery stores, liquor stores, and other chains and independent stores (“Off-Premise”). Demand for wines at Off-Premise locations has increased due to their classification as essential businesses that remain open during government imposed closings and/or restrictions due to COVID-19.
In the first several weeks of July, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. The Company's tasting rooms impacted by these orders included Pine Ridge Vineyards and Seghesio Family Vineyards. Management and staff at both vineyards have taken the appropriate steps to continue accommodations for outdoor tastings and to ensure the safety of our guests.
The extent of COVID-19’s impact on our financials and results of operations will depend on the length of time that the pandemic continues, the effect of governmental regulations imposed in response to the pandemic, its effect on the demand for our products and our supply chain, and uncertainties surrounding the aforementioned. We cannot at this time predict the full impact of COVID-19, but it could have a larger impact on our financial and operational results beyond what is discussed within this Report.

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

Restructuring

During 2018, the Company committed to various restructuring activities (the “2018 Restructuring Program”) including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations. Restructuring charges of $0.1 million were incurred in the six months ended June 30, 2019. As of June 30, 2019, the Company incurred $1.4 million of restructuring charges inception-to-date consisting of $0.9 million employee related costs, $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The activities under the 2018 Restructuring Program were substantially complete as of March 31, 2019.

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, and changes in sales, marketing, and Direct to Consumer organizational structure. With the proceeds of the PPP loan as discussed in Note 9, “Debt,” the Company was able to delay certain restructuring events and employee notifications by an additional eight weeks. As of June 30, 2020, the Company incurred $1.3 million of restructuring charges inception-to-date, consisting of $1.0 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The Company’s current restructuring plans were substantially complete as of June 30, 2020 but the Company will continue to assess the need for additional restructuring activities during the remainder of the year.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net Sales
໿

	Three Months Ended June 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$7,638	$8,080	$(442)	(5)%
Direct to Consumer	5,712	7,011	(1,299)	(19)%
Other	235	1,264	(1,029)	(81)%
Total net sales	$13,585	$16,355	$(2,770)	(17)%

Wholesale net sales decreased $0.4 million, or 5%, in the current quarter as compared to the same quarter in 2019. The decrease was primarily driven by a decrease in domestic wine sales to On-Premise locations and export wine sales to Asia, partially offset by an increase in wine sales to Off-Premise locations compared to the same quarter in 2019. Demand for domestic wines at On-Premise locations has been reduced due to both temporary and permanent On-Premise establishment closures, and reduced seating capacity and operating hours related to COVID-19.

Direct to Consumer net sales decreased $1.3 million, or 19%, in the current quarter as compared to the same quarter in 2019. The decrease was primarily driven by the temporary closure of tasting rooms and operating limitations due to COVID-19 containment measures which impacted the majority of the current quarter and reduced wine club shipments compared to the same quarter in 2019. The decrease was partially offset by successful strategic Ecommerce offers compared to the same quarter in 2019.

Other net sales include bulk wine, grape sales, custom winemaking services, event fees and retail sales, and decreased $1.0 million, or 81%, in the current quarter as compared to the same quarter in 2019. The decrease was primarily due to a decrease in gallons of bulk wine sold, and reduced event fees and retail sales due to the temporary closure of tasting rooms and event cancellations as a result of COVID-19 containment measures.

Gross Profit

	Three Months Ended June 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$2,503	$3,102	$(599)	(19)%
Wholesale gross margin percentage	33%	38%
Direct to Consumer	3,327	4,856	(1,529)	(31)%
Direct to Consumer gross margin percentage	58%	69%
Other	(662)	(48)	(614)	(1,279)%
Total gross profit	$5,168	$7,910	$(2,742)	(35)%
Total gross margin percentage	38%	48%

Wholesale gross profit decreased $0.6 million, or 19%, in the current quarter as compared to the same quarter in 2019 primarily driven by the release of higher cost vintages, reduced wine sales to domestic and export markets, and increased price support. Increased costs were primarily driven by higher fixed production costs, planned decreased production volumes in an effort to re-align supply with demand, and a lower crop yield on vintages sold. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 562 basis points primarily driven by increased cost of goods sold and increased price support compared to the same quarter in 2019.

Direct to Consumer gross profit decreased $1.5 million, or 31%, in the current quarter as compared to the same quarter in 2019 primarily driven by lower sales from tasting rooms due to temporary closures for most of the quarter, release of higher cost vintages, and higher discounts as a percentage of sales. The decrease was partially offset by successful strategic Ecommerce offers compared to the same quarter in 2019. Gross margin percentage decreased 1102 basis points in the current quarter primarily driven by release of higher cost vintages and Ecommerce offers driving higher discounts as a percentage of sales compared to the same quarter in 2019.

Other gross profit includes bulk wine, grape sales, event fees and non-wine retail sales and decreased $0.6 million, or 1,279% in the current quarter as compared to the same quarter in 2019. The decrease in gross profit is primarily driven by increased cost of goods sold due to inventory write-downs. Event fees and non-wine retail sales were down due to the tasting rooms’ temporary closures but lost margins were almost entirely offset by the higher priced bulk wine sold in the current period.

Operating Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Sales and marketing	$3,462	$4,745	$(1,283)	(27)%
General and administrative	2,631	3,289	(658)	(20)%
Total operating expenses	$6,093	$8,034	$(1,941)	(24)%

Sales and marketing expenses decreased $1.3 million, or 27%, in the current quarter as compared to the same quarter in 2019. The decrease was primarily driven by compensation related expenses and a decrease in travel costs and event costs due to event cancellations related to COVID-19 compared to the same quarter in 2019.

General and administrative expenses decreased $0.7 million, or 20%, in the current quarter as compared to the same quarter in 2019 primarily due to nonrecurring severance expenses and higher consulting services in the 2019 quarter.

Other (Expense) Income

	Three Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	% change
Interest expense, net	$(114)	$(42)	$(72)	(171)%
Other income, net	119	130	(11)	(8)%
Total other income, net	$5	$88	$(83)	(94)%

Interest expense, net, increased $0.1 million, or 171%, in the current quarter compared to the same quarter in 2019. The increase was primarily driven by a lower patronage dividend received and lower capitalized interest on vineyard development projects in the current quarter compared to the same quarter in 2019.

Other income was flat in the current quarter compared to the same quarter in 2019.
Income Tax Provision

The Company’s effective tax rates for the three months ended June 30, 2020 and 2019 were 26.0% and 128.5%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended June 30, 2020 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net Sales
໿

	Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$15,567	$16,574	$(1,007)	(6)%
Direct to Consumer	11,274	12,311	(1,037)	(8)%
Other	1,214	2,635	(1,421)	(54)%
Total net sales	$28,055	$31,520	$(3,465)	(11)%

Wholesale net sales decreased $1.0 million, or 6%, in the current six month period as compared to the same period in 2019. The decrease was primarily driven by a decrease in export wine sales to cruise & transportation segments and Asia, and domestic wine sales to On-Premise locations, partially offset by an increase in wine sales to Off-Premise locations compared to the same period in 2019. Demand for domestic wines at On-Premise locations has been reduced due to both temporary and permanent On-Premise establishment closures, and reduced seating capacity and operating hours related to COVID-19.

Direct to Consumer net sales decreased $1.0 million, or 8%, in the current six month period as compared to the same period in 2019. The decrease was primarily driven by the temporary closure of tasting rooms and operating limitations due to COVID-19 containment measures and reduced wine club shipments compared to the same period in 2019. The tasting rooms were closed on March 16, 2020 and reopened during various times in June in limited capacity and operating hours. The decrease was partially offset by successful strategic Ecommerce offers compared to the same period in 2019.

Other net sales include bulk wine, grape sales, custom winemaking services, event fees and retail sales, and decreased $1.4 million, or 54%, in the current six months period as compared to the same period in 2019. The decrease was primarily due to a decrease in gallons of bulk wine sold, and reduced event fees and retail sales due to the temporary closure of tasting rooms and event cancellations as a result of COVID-19 containment measures. The decrease was partially offset by an increase in revenue from custom winemaking services as compared to the same period in 2019.

Gross Profit

	Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$4,898	$6,271	$(1,373)	(22)%
Wholesale gross margin percentage	31%	38%
Direct to Consumer	6,947	8,451	(1,504)	(18)%
Direct to Consumer gross margin percentage	62%	69%
Other	(712)	(355)	(357)	(101)%
Total gross profit	$11,133	$14,367	$(3,234)	(23)%
Total gross margin percentage	40%	46%

Wholesale gross profit decreased $1.4 million, or 22%, in the current six month period as compared to the same period in 2019 primarily driven by the release of higher cost vintages, increased price support, and the liquidation of obsolescent inventory. Increased costs were primarily driven by higher fixed production costs, planned decreased production volumes in an effort to re-align supply with demand, and a lower crop yield on vintages sold. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 637 basis points primarily driven by increased cost of goods sold and increased price support compared to the same period in 2019.

Direct to Consumer gross profit decreased $1.5 million, or 18%, in the current six month period as compared to the same period in 2019 primarily driven by lower sales from tasting rooms due to temporary closures for 16 days in March and most of the second quarter, release of higher cost vintages, and higher discounts as a percentage of sales. The decrease was partially offset by successful strategic Ecommerce offers compared to the same period in 2019. Gross margin percentage decreased 703 basis points in the current six month period primarily driven by release of higher cost vintages and Ecommerce offers driving higher discounts compared to the same period in 2019.

Other gross profit includes bulk wine, grape sales, event fees and non-wine retail sales and decreased $0.4 million, or 101%, in the current six month period as compared to the same period in 2019. The decrease in gross profit is primarily driven by increased cost of goods sold due to inventory write-down. Event fees and non-wine retail sales were down due to the tasting rooms’ temporary closures but lost margins were almost entirely offset by the higher priced bulk wine sold in the current period.

Operating Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Sales and marketing	$7,413	$9,069	$(1,656)	(18)%
General and administrative	5,713	6,076	(363)	(6)%
Total operating expenses	$13,126	$15,145	$(2,019)	(13)%

Sales and marketing expenses decreased $1.7 million, or 18%, in the current six month period as compared to the same period in 2019. The decrease was primarily driven by compensation related expenses and a decrease in travel costs and event costs due to event cancellations related to COVID-19 compared to the same period in 2019.

General and administrative expenses decreased $0.4 million, or 6%, in the current six month period as compared to the same period in 2019 primarily due to nonrecurring severance expenses and higher consulting services in the 2019 period, partially offset by increased compensation related expenses in the current period.

Other (Expense) Income

	Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	% change
Interest expense, net	$(437)	$(363)	$(74)	(20)%
Other income, net	286	107	179	167%
Total other expense, net	$(151)	$(256)	$105	41%

Interest expense, net, increased $0.1 million, or 20%, in the current six month period compared to the same period in 2019. The increase was primarily driven by a lower patronage dividend received and lower capitalized interest on vineyard development projects during the current period.

Other income increased by $0.2 million, or 167%, in the current six month period as compared to the same period in 2019. The increase was primarily driven by the discontinuation of apple consignment sales, which yielded a loss, in the same period in 2019.
Income Tax Provision

The Company’s effective tax rates for the six months ended June 30, 2020 and 2019 were 26.3% and 36.9%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the six months ended June 30, 2020 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash and cash equivalents, investments in available for sale securities, funds generated from operations and bank borrowings. The Company’s primary cash needs are to fund working capital requirements and capital expenditures. Despite the negative effects of COVID-19 on our business, and with the help of proceeds from the PPP Term Loan, the Company has maintained adequate liquidity to meet working capital requirements, fund capital expenditures, meet payroll, and repay scheduled principal and interest payments on debt.

In response to the current macro-economic environment, we protected our financial position and liquidity as evidenced by the following items: managed our operating expenses closely and limited discretionary spending; reduced and/or deferred capital projects where prudent; actively managed our working capital, including supporting our business partners most impacted by the pandemic through extended terms and closely monitoring our customer’s solvency and our ability to collect from them; and no current plans for a share repurchase program to both preserve liquidity and remain compliant with the terms of the PPP loan agreement.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2020, $13.0 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2020, $8.5 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to shareholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities.

(iii) In March 2020, in light of the global outbreak of the COVID-19 virus, Congress passed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act included a small business stimulus program called the Paycheck Protection Program (“PPP”), which is intended to provide loans to qualified businesses to, as originally implemented, support eight weeks of payroll and other identified costs. PPP loans are eligible for partial or full forgiveness. On June 3, 2020, Congress passed the Paycheck Protection Program Flexibility Act of 2020 which, among other things, extended the loan forgiveness period for PPP loans from eight weeks to 24 weeks and increased the cap on usage of the loan on non-payroll costs from 25% to 40%.

In April 2020, the Company successfully secured a $3.8 million PPP loan. Under the CARES Act, the loan is eligible for forgiveness for the portion used to cover payroll costs and other specified non-payroll costs, including interest on mortgage obligations, rent and utilities (provided any non-payroll costs do not exceed 40% of the forgiven amount) over an eight-week or 24-week period after the loan is made if employee and compensation levels are maintained. The Company intends to apply for forgiveness of amounts received under the PPP in accordance with the requirements of the CARES Act, as amended. Any loan amounts forgiven will be removed from liabilities recorded. While the Company intends to use the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that it will be eligible for forgiveness of the PPP Loan, in full or in part.

On April 22, 2020, Crimson entered into an unsecured term loan agreement (the “2020 PPP Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $3.8 million. Amounts outstanding under the 2020 PPP Term Loan bear a fixed interest rate of 1.00% per annum. If all or a portion of the 2020 PPP Term Loan is not forgiven, any accrued and unpaid interest shall be added to the outstanding balance (“Adjusted Loan Balance”).

The 2020 PPP Term Loan will mature on April 1, 2022 (the “2020 Loan Maturity Date”). On the first day of each month commencing November 1, 2020, Crimson is required to make payments of equal monthly principal and interest based on the Adjusted Loan Balance. The payments will be based on an amortization period of 18 months. A final payment of all unpaid principal, interest and any other charges with respect to the 2020 PPP Term Loan shall be due and payable on the 2020 Loan Maturity Date. While the loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender.

The full $3.8 million was drawn at closing and the 2020 PPP Term Loan can be used for the purposes authorized and approved in the CARES Act. As of June 30, 2020, $3.8 million in principal was outstanding on the 2020 PPP Term Loan.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2020 and 2019 (in thousands):

Cash provided by (used in):	2020	2019
Operating activities	$4,266	$2,800
Investing activities	645	2,528
Financing activities	2,965	(2,170)

Cash provided by operating activities

Net cash provided by operating activities was $4.3 million for the six months ended June 30, 2020, consisting primarily of $2.5 million of net loss adjusted for non-cash items such as $5.2 million primarily consisting of depreciation, amortization, and loss on the write-down of inventory, $1.3 million of restructuring charges, and $0.2 million net cash inflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in inventory and accounts receivable, partially offset by a decrease in accounts payable and accrued liabilities.

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

Cash provided by investing activities

Net cash provided by investing activities was $0.6 million for the six months ended June 30, 2020, consisting primarily of proceeds from sale of land in Klickitat County, Washington totaling $1.9 million and the net redemptions of available for sale investments of $0.3 million, partially offset by capital expenditures of $1.5 million.

Net cash provided by investing activities was $2.5 million for the six months ended June 30, 2019, consisting primarily of net redemptions of available for sale investments of $4.5 million, partially offset by capital expenditures of $2.1 million.

Cash used in financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $3.0 million, consisting primarily of proceeds of the 2020 PPP Term Loan totaling $3.8 million, partially offset by principal payments on our 2015 and 2017 Term Loans of $0.9 million.

Net cash used in financing activities for the six months ended June 30, 2019 was $2.2 million, which reflects the repurchase of shares of our common stock at a repurchase price of $1.5 million, principal payments on our 2015 and 2017 Term Loans of $0.6 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

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

In September 2019, the Company commenced a share repurchase program (the “2019 Summer Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Summer Repurchase Program, any repurchased shares were constructively retired. During the six months ended June 30, 2020, the Company repurchased 283,208 shares at a purchase price of $2.0 million under the 2019 Summer Repurchase Program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility, two term loans, and a PPP Term Loan. The revolving credit facility had no outstanding balance as of June 30, 2020, and bears interest at floating rates on borrowings. The three term loans had a total of $25.3 million outstanding at June 30, 2020, and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
10.1*	Promissory Note, dated April 20, 2020, by and between Crimson Wine Group, Ltd. and American AgCredit, PCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 4, 2020).
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Loss; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.
104**	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

* Incorporated by reference
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	August 6, 2020	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer