Form 10-Q
period 2020-09-30
Crimson Wine Group, Ltd
filed 2020-11-06
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

On November 2, 2020 there were 23,243,476 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$25,474	$12,986
Investments available for sale	8,774	10,006
Accounts receivable, net	6,274	10,131
Inventory	71,402	73,498
Other current assets	3,505	1,904
Assets held for sale	588	2,383
Total current assets	116,017	110,908
Property and equipment, net	116,075	119,112
Goodwill	1,262	1,262
Intangible and other non-current assets, net	9,849	10,950
Total non-current assets	127,186	131,324
Total assets	$243,203	$242,232
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$11,296	$10,368
Customer deposits	1,290	405
Current portion of long-term debt, net of unamortized loan fees	2,433	1,127
Total current liabilities	15,019	11,900
Long-term debt, net of current portion and unamortized loan fees	22,437	21,054
Deferred tax liability, net	4,095	4,178
Other non-current liabilities	140	255
Total non-current liabilities	26,672	25,487
Total liabilities	41,691	37,387
Commitments and contingencies (Note 13)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476 shares issued and outstanding at September 30, 2020 and December 31, 2019	232	232
Additional paid-in capital	277,543	277,522
Accumulated other comprehensive income	25	12
Accumulated deficit	(76,288)	(72,921)
Total equity	201,512	204,845
Total liabilities and equity	$243,203	$242,232

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$15,867	$14,672	$43,922	$46,192
Cost of sales	10,847	10,344	27,769	27,497
Gross profit	5,020	4,328	16,153	18,695
Operating expenses:
Sales and marketing	3,316	4,716	10,729	13,785
General and administrative	2,602	2,833	8,315	8,909
Total operating expenses	5,918	7,549	19,044	22,694
Net (gain) loss on disposal of property and equipment	(40)	204	137	173
Restructuring costs	114	—	1,424	76
Impairment charges	—	625	—	1,860
Loss from operations	(972)	(4,050)	(4,452)	(6,108)
Other (expense) income:
Interest expense, net	(328)	(367)	(765)	(730)
Other income, net	109	335	395	442
Total other expense, net	(219)	(32)	(370)	(288)
Loss before income taxes	(1,191)	(4,082)	(4,822)	(6,396)
Income tax benefit	(306)	(963)	(1,455)	(1,694)
Net loss	$(885)	$(3,119)	$(3,367)	$(4,702)
Basic and fully diluted weighted-average shares outstanding	23,243	23,521	23,243	23,564
Basic and fully diluted loss per share	$(0.04)	$(0.13)	$(0.14)	$(0.20)

See accompanying notes to unaudited interim condensed consolidated financial statements.

໿CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(885)	$(3,119)	$(3,367)	$(4,702)
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on investments arising during the period, net of tax	(16)	2	13	39
Comprehensive loss	$(901)	$(3,117)	$(3,354)	$(4,663)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Net cash flows from operating activities:
Net loss	$(3,367)	$(4,702)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	5,376	5,820
Amortization of intangible assets	965	965
Loss on write-down of inventory	2,711	1,581
Provision for doubtful accounts	98	—
Net loss on disposal of property and equipment	137	173
Restructuring charges	1,424	76
Impairment charges	—	1,916
Benefit for deferred income tax	(88)	—
Stock-based compensation	21	—
Net change in operating assets and liabilities:
Accounts receivable	3,759	484
Inventory	(615)	(196)
Other current assets	(1,601)	(2,122)
Other non-current assets	136	(99)
Accounts payable and accrued liabilities	(535)	(1,952)
Customer deposits and other payables	894	1,021
Other non-current liabilities	(115)	14
Net cash provided by operating activities	9,200	2,979
Net cash flows from investing activities:
Purchase of investments available for sale	(7,250)	(7,250)
Redemptions of investments available for sale	8,500	16,750
Acquisition of property and equipment	(2,582)	(4,085)
Proceeds from disposals of property and equipment	1,940	142
Net cash provided by investing activities	608	5,557
Net cash flows from financing activities:
Proceeds from PPP term loan	3,820	—
Principal payments on long-term debt	(1,140)	(855)
Repurchase of common stock	—	(1,725)
Payment of contingent consideration	—	(112)
Net cash provided by (used in) financing activities	2,680	(2,692)
Net increase in cash and cash equivalents	12,488	5,844
Cash and cash equivalents - beginning of period	12,986	9,376
Cash and cash equivalents - end of period	$25,474	$15,220
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,242	$921
Income tax payments, net	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$13	$39
Acquisition of property and equipment accrued but not yet paid	$200	$431

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Three Months Ended September 30, 2020
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(75,403)	$202,406
Net loss	—	—	—	—	(885)	(885)
Other comprehensive loss	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	7	—	—	7
Balance, September 30, 2020	23,243,476	$232	$277,543	$25	$(76,288)	$201,512
Three Months Ended September 30, 2019
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(67,628)	$210,145
Net loss	—	—	—	—	(3,119)	(3,119)
Other comprehensive income	—	—	—	2	—	2
Repurchase of common stock	(31,182)	—	—	—	(237)	(237)
Balance, September 30, 2019	23,495,502	$235	$277,520	$20	$(70,984)	$206,791
Nine Months Ended September 30, 2020
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(72,921)	$204,845
Net loss	—	—	—	—	(3,367)	(3,367)
Other comprehensive income	—	—	—	13	—	13
Stock-based compensation	—	—	21	—	—	21
Balance, September 30, 2020	23,243,476	$232	$277,543	$25	$(76,288)	$201,512
Nine Months Ended September 30, 2019
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(64,559)	$213,179
Net loss	—	—	—	—	(4,702)	(4,702)
Other comprehensive income	—	—	—	39	—	39
Repurchase of common stock	(218,706)	(2)	—	—	(1,723)	(1,725)
Balance, September 30, 2019	23,495,502	$235	$277,520	$20	$(70,984)	$206,791

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

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements and in Note 13 “Commitments and Contingencies,” there were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2020. See Note 2 of the 2019 Report for a description of the Company’s significant accounting policies.

Reclassifications

Certain reclassifications have been made to prior period unaudited interim condensed consolidated balance sheets and statements of cash flows to conform to current period presentation. The reclassifications had no impact on previously reported net loss, equity or cash flows.

Recent Accounting Pronouncements

Subsequent to the filing of the 2019 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides an update of accounting pronouncements applicable to Crimson that are not yet adopted as of September 30, 2020 and a description of accounting pronouncements that were adopted during the nine months ended September 30, 2020:
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

The Company provides custom winemaking services at Double Canyon’s state-of-the-art winemaking facility. Custom winemaking services are made under contracts with customers which include specific protocols, pricing, and payment terms and generally have a duration of less than one year. The customer retains title and control of the wine during the winemaking process. The Company recognizes revenue when contract specific performance obligations are met.

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

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three and nine months ended September 30, 2020 and 2019.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its condensed consolidated balance sheets, and represents a contract liability.

The following table reflects changes in the contract liability balance during the nine months ended September 30, 2020 and 2019 (in thousands):

	September 30, 2020	September 30, 2019
Outstanding at beginning of period (December 31)	$405	$375
Increase (decrease) attributed to:
Upfront payments	22,078	38,983
Revenue recognized	(21,193)	(37,977)
Outstanding at end of period	$1,290	$1,381

Revenue recognized during the nine months ended September 30, 2020 and 2019, which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectable based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million and $0.1 million at September 30, 2020 and December 31, 2019, respectively.

3.Restructuring

During 2018, the Company committed to various restructuring activities (the “2018 Restructuring Program”) including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations. Restructuring charges of $0.1 million were incurred in the nine months ended September 30, 2019. As of September 30, 2019, the Company incurred $1.4 million of restructuring charges inception-to-date consisting of $0.9 million employee related costs, $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The activities under the 2018 Restructuring Program were substantially complete as of March 31, 2019.

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, changes in sales, marketing, and Direct to Consumer organizational structure, and transitioning of information technology services and export fulfillment to outsourced support models. With the proceeds of the PPP loan as discussed in Note 9, “Debt,” the Company was able to delay certain restructuring events and employee notifications by an additional eight weeks. As of September 30, 2020, the Company incurred $1.4 million of restructuring charges inception-to-date, consisting of $1.1 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The Company’s current restructuring plans were substantially complete as of September 30, 2020 but the Company will continue to assess the need for additional restructuring activities during the remainder of the year.

The Company recorded an additional liability of $1.2 million for restructuring charges and paid $1.0 million in previously accrued employee related restructuring activities during the nine months ended September 30, 2020. The liability related to restructuring activities was $0.6 million and $0.3 million at September 30, 2020 and December 31, 2019, respectively.

A roll forward of the liability recognized related to restructuring activities as of September 30, 2020 is as follows (in thousands):

	Balance at December 31, 2019	Additions	Payments	Balance at September 30, 2020
Employee related restructuring activity	$308	$1,242	$(972)	$578

4.Inventory

A summary of inventory at September 30, 2020 and December 31, 2019 is as follows (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$37,953	$37,217
In-process goods	32,090	35,613
Packaging and bottling supplies	1,359	668
Total inventory	$71,402	$73,498

5.Property and Equipment

A summary of property and equipment at September 30, 2020 and December 31, 2019, and depreciation and amortization for the three and nine months ended September 30, 2020 and 2019, is as follows (in thousands):
໿

	Depreciable Lives
	(in years)	September 30, 2020	December 31, 2019
Land and improvements	N/A	$44,913	$44,928
Buildings and improvements	20-40	59,592	59,948
Winery and vineyard equipment	3-25	36,101	42,210
Vineyards, orchards and improvements	7-25	33,626	32,293
Caves	20-40	5,639	5,639
Vineyards under development	N/A	2,434	3,476
Construction in progress	N/A	3,513	2,537
Total		185,818	191,031
Accumulated depreciation and amortization		(69,743)	(71,919)
Total property and equipment, net		$116,075	$119,112

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capitalized into inventory	$1,349	$1,436	$4,125	$4,414
Expensed to general and administrative	397	452	1,251	1,406
Total depreciation and amortization	$1,746	$1,888	$5,376	$5,820

During 2018, the Company began actively marketing 36 acres of fallow apple orchards for sale as it does not intend to replant these orchards with vineyards and subsequently reclassified $0.6 million from property and equipment to assets held for sale. In the nine months ended September 30, 2019, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the fallow apple orchards to fair value less cost to sell. This impairment charge was recorded to other income (expense), net in the unaudited interim condensed consolidated statements of operations.

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
As of September 30, 2020, the Company had $0.6 million of assets held for sale classified as current assets on its unaudited interim condensed consolidated balance sheet. The Company expects to complete the sale of the fallow apple orchards within the next twelve months.

6.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

September 30, 2020	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$8,750	$8,750	$24	$—	$—	$8,774	$8,774
December 31, 2019	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$10,000	$10,000	$8	$(2)	$—	$10,006	$10,006

Gross unrealized gains on available for sale securities were less than $0.1 million as of September 30, 2020. The Company believes the gross unrealized gains are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of September 30, 2020 and December 31, 2019, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of September 30, 2020, the Company has estimated the fair value of its outstanding debt to be approximately $29.6 million compared to its carrying value of $25.0 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of September 30, 2020 of 3.73%, 3.58%, and 1.00% for the 2015 Term Loan, 2017 Term Loan, and 2020 PPP Term Loan respectively, as further discussed in Note 9, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

7.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at September 30, 2020 and December 31, 2019, and amortization expense for the three and nine months ended September 30, 2020 and 2019, is as follows (in thousands):

		September 30, 2020			December 31, 2019
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$9,764	$8,236	$18,000	$8,967	$9,033
Distributor relationships	10-14	2,700	1,780	920	2,700	1,634	1,066
Customer relationships	7	1,900	1,900	—	1,900	1,900	—
Legacy permits	14	250	167	83	250	153	97
Trademark	20	200	121	79	200	113	87
Total		$23,050	$13,732	$9,318	$23,050	$12,767	$10,283
Other non-current assets				531			667
Total intangible and other non-current assets, net				$9,849			$10,950

				Three Months Ended September 30,		Nine Months Ended September 30,
Amortization expense				2020	2019	2020	2019
Total amortization expense				$322	$322	$965	$965

The estimated aggregate future amortization of intangible assets as of September 30, 2020 is identified below (in thousands):

Amortization
Remainder of 2020	$321
2021	1,286
2022	1,286
2023	1,286
2024	1,286
Thereafter	3,853
Total	$9,318

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable and accrued grape liabilities	$7,185	$5,469
Accrued compensation related expenses	1,880	2,753
Sales and marketing	173	302
Acquisition of property and equipment	117	34
Accrued interest	17	297
Depletion allowance	1,205	813
Production and farming	116	75
Operating lease liability, current	149	171
Other accrued expenses	454	454
Total accounts payable and accrued liabilities	$11,296	$10,368

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

Details of the Company’s debt as of September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

	September 30, 2020			December 31, 2019
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$480	$12,320	$12,800	$640	$12,800	$13,440	5.24%	October 1, 2040
2017 Term Loan	375	8,000	8,375	500	8,375	8,875	5.39%	July 1, 2037
2020 PPP Term Loan	1,591	2,229	3,820	—	—	—	1.00%	April 1, 2022
Total debt	2,446	22,549	24,995	1,140	21,175	22,315
Unamortized loan fees	(13)	(112)	(125)	(13)	(121)	(134)
Total debt, net of unamortized loan fees	$2,433	$22,437	$24,870	$1,127	$21,054	$22,181

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2020, $12.8 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2020, $8.4 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The 2020 PPP Term Loan will mature on April 1, 2022 (the “2020 Loan Maturity Date”). Based on the original terms of the loan, Crimson is required to make payments of equal monthly principal and interest based on the Adjusted Loan Balance on the first day of each month commencing November 1, 2020. The payments will be based on an amortization period of 18 months. A final payment of all unpaid principal, interest and any other charges with respect to the 2020 PPP Term Loan shall be due and payable on the 2020 Loan Maturity Date. The original terms of the loan regarding payment commencement date and amortization period as discussed above are impacted by the updated terms in the following paragraph.

On September 28, 2020, the Lender updated the payment terms of the 2020 PPP Term Loan. The amended terms provide for two scenarios of repayments. The first scenario calls for the payments on the loan to commence on the first day of the month following the date on which the Lender receives the applicable forgiveness amount, if any, from the Small Business Administration (“SBA”), if a balance on the loan remains after the forgiveness amount has been applied. If all obligations under the loan are forgiven by the SBA, no payments will be required. The second scenario applies if Crimson fails to timely apply for forgiveness of the 2020 PPP Term Loan. In this second scenario, the payments on the loan will commence on the first day of the month that is 10 months after the end of the eight-week period following the date of loan origination, April 22, 2020. The 2020 Loan Maturity Date of April 1, 2022 along with all other loan terms and conditions as stated in the Loan documents previously executed remain in full force and effect. The amortization period of equal monthly principal and interest will be adjusted based on which payment scenario is triggered, noting that the original 2020 Loan Maturity Date applies. While the loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender.

The full $3.8 million was drawn at closing and the 2020 PPP Term Loan can be used for the purposes authorized and approved in the CARES Act. As of September 30, 2020, $3.8 million in principal was outstanding on the 2020 PPP Term Loan.

The Company was in compliance with all debt covenants as of September 30, 2020.

A summary of debt maturities as of September 30, 2020 is as follows (in thousands):

Principal due the remainder of 2020	$—
Principal due in 2021	3,686
Principal due in 2022	2,414
Principal due in 2023	1,140
Principal due in 2024	1,140
Principal due thereafter	16,615
Total	$24,995

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

In September 2019, the Company commenced a share repurchase program (the “2019 Summer Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Summer Repurchase Program, any repurchased shares are constructively retired, and on December 12, 2019, the 2019 Summer Repurchase Program was completed. Under the total 2019 Summer Repurchase Program, the Company repurchased 283,208 shares at a repurchase price of $2.0 million.

Stock-Based Compensation

In February 2013, the Company adopted the 2013 Omnibus Incentive Plan, which provides for the granting of up to 1,000,000 stock options or other common stock-based awards. The terms of awards that may be granted, including vesting and performance criteria, if any, will be determined by the Company’s board of directors.

In December 2019, option grants for 89,000 shares were issued. As of September 30, 2020, all 89,000 shares remained outstanding with no additional grants or stock activities related to vesting, exercises or expirations during the quarter. The options vest annually over five years, expire in seven years and have an exercise price of $6.87, the market value at the date of grant. The share-based compensation expense for these grants was $141,000, the grant date fair value, which will be recorded over the vesting period. Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model, with the following assumptions and values: stock price volatility, 22%; employee exercise patterns and expected life, five years; dividend yield, 0%; and risk-free interest rate, 1.6%.

For the three and nine months ended September 30, 2020, $7,000 and $21,000 were recorded as share-based compensation expense, respectively. Share-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations. The related income tax benefits for these expenses were immaterial.

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

Consolidated income tax benefit for the three and nine months ended September 30, 2020 and 2019 were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2020 and 2019, respectively.

The Company’s effective tax rates for the three months ended September 30, 2020 and 2019 were 27.6% and 23.0%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2020 and 2019 were 26.6% and 26.3%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2020 was primarily attributable to state income taxes and permanent items, which primarily consisted of meals and entertainment.

The Company does not have any amounts in its condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions as of September 30, 2020.

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and non-wine retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$8,772	$6,890	$6,243	$5,879	$852	$1,903	$15,867	$14,672
Cost of sales	5,580	4,988	2,284	1,915	2,983	3,441	10,847	10,344
Gross profit (loss)	3,192	1,902	3,959	3,964	(2,131)	(1,538)	5,020	4,328
Operating expenses:
Sales and marketing	1,252	1,702	1,425	1,934	639	1,080	3,316	4,716
General and administrative	—	—	—	—	2,602	2,833	2,602	2,833
Total operating expenses	1,252	1,702	1,425	1,934	3,241	3,913	5,918	7,549
Net (gain) loss on disposal of property and equipment	—	—	—	—	(40)	204	(40)	204
Restructuring costs	—	—	—	—	114	—	114	—
Impairment charges	—	—	—	—	—	625	—	625
Income (loss) from operations	$1,940	$200	$2,534	$2,030	$(5,446)	$(6,280)	$(972)	$(4,050)

	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$24,339	$23,464	$17,517	$18,190	$2,066	$4,538	$43,922	$46,192
Cost of sales	16,249	15,291	6,611	5,775	4,909	6,431	27,769	27,497
Gross profit (loss)	8,090	8,173	10,906	12,415	(2,843)	(1,893)	16,153	18,695
Operating expenses:
Sales and marketing	3,930	5,013	4,494	5,601	2,305	3,171	10,729	13,785
General and administrative	—	—	—	—	8,315	8,909	8,315	8,909
Total operating expenses	3,930	5,013	4,494	5,601	10,620	12,080	19,044	22,694
Net loss on disposal of property and equipment	—	—	—	—	137	173	137	173
Restructuring costs	—	—	—	—	1,424	76	1,424	76
Impairment charges	—	—	—	—	—	1,860	—	1,860
Income (loss) from operations	$4,160	$3,160	$6,412	$6,814	$(15,024)	$(16,082)	$(4,452)	$(6,108)

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

Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Other non-current assets	$285	$407

Liabilities:
Accounts payable and accrued liabilities	$149	$171
Other non-current liabilities	140	255
Total operating lease liabilities	$289	$426

Weighted Average Remaining Lease Term
Operating leases	1.75 years	2.50 years
Weighted Average Discount Rate
Operating leases	6.34%	5.46%

Maturities of lease liabilities are as follows (in thousands):

Amortization
Remainder of 2020	$34
2021	161
2022	94
Total	$289

Base rent expense was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2020. Base rent expense was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2019. Of the base rent expense for the nine months ended September 30, 2020, $0.1 million relates to the lease liability referred to in this footnote. Cash paid for amounts included in the measurement of operating lease liabilities as part of operating cash flows was $0.2 million for both the nine months ended September 30, 2020 and September 30, 2019.

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

2017 and 2020 Wildfires

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

In October 2019 and August 2020, the Company received an additional $0.2 million and $0.1 million, respectively, from insurance proceeds related to the October 2017 wildfires. The Company recorded both of the proceeds amounts in other income, net.

In August and September 2020, a series of major wildfires broke out in regions across the Western United States, including Napa and Sonoma counties in California, as well as Umatilla and Yamhill Counties in Oregon, where the Company has Direct to Consumer tasting rooms, farming operations, and wine-making facilities. Operations at some of the Company’s properties were impacted by smoke which caused damage to the unharvested grapes in the vineyard properties, event cancellations, and traffic reduction at the Company’s tasting rooms. In order to assess grape inventory losses, the Company has sent grape samples to independent testing labs for evaluations. The Company has recognized $0.5 million in inventory losses for the 2020 vintage for the three and nine months ended September 30, 2020. Some of the inventory losses and smoke damage to grapes are partially covered under existing crop insurance policies for which the Company currently has open claims pending. Although the Company anticipates additional inventory losses related to the 2020 vintage and settlements for insurance proceeds from the Company's insurance policies, these amounts cannot be reasonably estimated at this time.

COVID-19

In March 2020, the coronavirus disease (“COVID-19”) outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. The outbreak has adversely impacted the Company’s tasting room visitations, On-Premise business, and special events. The outbreak presents uncertainty and risk with respect to the Company and its future performance and financial results.

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

In the first several weeks of July 2020, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. In late July 2020, the State of Washington required the shutdown of wineries, regardless of whether food is served. During this period, while the State of Oregon allowed indoor wine tastings with noted restrictions, the Company's Oregon-based tasting room, Archery Summit, operated almost entirely outdoors. All of the Company’s tasting rooms have been impacted by government orders and restrictions to a varying degree and much of the aforementioned restrictions on indoor operations of winery tasting rooms remained in place throughout the third quarter of 2020. Management and staff at all vineyard locations have taken the appropriate steps to continue accommodations for outdoor tastings and to ensure the safety of our guests and staff.

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

Quantities or results referred to as “current quarter” and “current three and nine-month period” refer to the three and nine months ended September 30, 2020.

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

Overview of Business

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, custom winemaking services, special event fees, tasting fees and non-wine retail sales.
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
As of September 30, 2020, wine inventory includes approximately 0.8 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Impact of COVID-19 on Operations

In March 2020, the coronavirus disease (“COVID-19”) outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. The outbreak has adversely impacted our tasting room visitations, On-Premise business, and special events. The outbreak presents uncertainty and risk with respect to the Company and its future performance and financial results.
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
The Company has experienced both reductions and increases in consumer demand in various channels due to the COVID-19 outbreak in the three and nine months ended September 30, 2020.
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
Our Wholesale segment includes all sales through a third party where prices are given at a wholesale rate. The Company sells wine (through distributors and directly) to restaurants, bars, and other hospitality locations (“On-Premise”). Demand for wines at On-Premise locations has been reduced due to COVID-19 containment measures restricting consumers from visiting, as well as in many cases both the temporary and permanent closures of On-Premise venues. The Company also sells wine (through distributors and directly) to supermarkets, grocery stores, liquor stores, and other chains and independent stores (“Off-Premise”). Demand for wines at Off-Premise locations has increased due to their classification as essential businesses that remain open during government imposed closings and/or restrictions due to COVID-19.
In the first several weeks of July 2020, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. In late July 2020, the State of Washington required the shutdown of wineries, regardless of whether food is served. During this period, while the State of Oregon allowed indoor wine tastings with noted restrictions, the Company's Oregon-based tasting room, Archery Summit, operated almost entirely outdoors. All of the Company’s tasting rooms have been impacted by government orders and restrictions to a varying degree and much of the aforementioned restrictions on indoor operations of winery tasting rooms remained in place throughout the third quarter of 2020. Management and staff at all vineyard locations have taken the appropriate steps to continue accommodations for outdoor tastings and to ensure the safety of our guests and staff.

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

Restructuring

During 2018, the Company committed to various restructuring activities (the “2018 Restructuring Program”) including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations. Restructuring charges of $0.1 million were incurred in the nine months ended September 30, 2019. As of September 30, 2019, the Company incurred $1.4 million of restructuring charges inception-to-date consisting of $0.9 million employee related costs, $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The activities under the 2018 Restructuring Program were substantially complete as of March 31, 2019.

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, changes in sales, marketing, and Direct to Consumer organizational structure, and transitioning of information technology services and export fulfillment to outsourced support models. With the proceeds of the PPP loan as discussed in Note 9, “Debt,” the Company was able to delay certain restructuring events and employee notifications by an additional eight weeks. As of September 30, 2020, the Company incurred $1.4 million of restructuring charges inception-to-date, consisting of $1.1 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The Company’s current restructuring plans were substantially complete as of September 30, 2020 but the Company will continue to assess the need for additional restructuring activities during the remainder of the year.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net Sales
໿

	Three Months Ended September 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$8,772	$6,890	$1,882	27%
Direct to Consumer	6,243	5,879	364	6%
Other	852	1,903	(1,051)	(55)%
Total net sales	$15,867	$14,672	$1,195	8%

Wholesale net sales increased $1.9 million, or 27%, in the current quarter as compared to the same quarter in 2019. The increase was primarily driven by an increase in domestic wine sales, decreased price support, and an increase in export wine sales compared to the same quarter in 2019. The increase in domestic wine sales was driven by increased consumer demand in Off-Premise locations and the timing of inventory fulfillment with new wholesale distributors.

Direct to Consumer net sales increased $0.4 million, or 6%, in the current quarter as compared to the same quarter in 2019. The increase was primarily driven by successful strategic Ecommerce offers and higher wine club sales compared to the same quarter in 2019. The increase was partially offset by decreased sales in our tasting rooms and reduction in special events. The negative impact on hospitality services was due to operating limitations as a result of COVID-19 containment measures and intermittent closures due to extreme heat and poor air quality caused by the 2020 wildfires in California and Oregon.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales, decreased $1.1 million, or 55%, in the current quarter as compared to the same quarter in 2019. The decrease was primarily driven by reduced event fees and non-wine retail sales due to capacity limitations of tasting rooms and event cancellations as a result of COVID-19 containment measures, as well as a decrease in tons of grapes sold, partially offset by increase in gallons of bulk wine sold compared to the same quarter in 2019.

Gross Profit

	Three Months Ended September 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$3,192	$1,902	$1,290	68%
Wholesale gross margin percentage	36%	28%
Direct to Consumer	3,959	3,964	(5)	—%
Direct to Consumer gross margin percentage	63%	67%
Other	(2,131)	(1,538)	(593)	(39)%
Total gross profit	$5,020	$4,328	$692	16%
Total gross margin percentage	32%	29%

Wholesale gross profit increased $1.3 million, or 68%, in the current quarter as compared to the same quarter in 2019 primarily driven by an increase in domestic wine sales, decreased price support, shift in sales mix towards higher profit wines, and lower cost of goods sold. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 878 basis points primarily driven by decreased price support, shift in sales mix towards higher profit wines, and lower cost of goods sold compared to the same quarter in 2019.

Direct to Consumer gross profit in the current quarter was flat as compared to the same quarter in 2019 primarily driven by lower sales from tasting rooms and special events, but was largely offset by successful strategic Ecommerce offers and timing of wine club shipments compared to the same quarter in 2019. The negative impact on hospitality services was due to operating limitations as a result of COVID-19 containment measures and intermittent closures due to extreme heat and poor air quality caused by the 2020 wildfires in California and Oregon. Direct to Consumer gross margin percentage decreased 401 basis points in the current quarter primarily driven by Ecommerce offers driving higher discounts as a percentage of sales and a less favorable sales mix compared to the same quarter in 2019.

Other gross profit, which includes bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales, decreased $0.6 million, or 39% in the current quarter as compared to the same quarter in 2019. The decrease in other gross profit is primarily driven by inventory write-downs related to the 2020 vintage grapes not harvested due to smoke taint and reduced event fees and non-wine retail sales due to the tasting rooms’ operating limitations and intermittent closures as discussed above, partially offset by lower cost of bulk wine sold compared to the same quarter in 2019.

Operating Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Sales and marketing	$3,316	$4,716	$(1,400)	(30)%
General and administrative	2,602	2,833	(231)	(8)%
Total operating expenses	$5,918	$7,549	$(1,631)	(22)%

Sales and marketing expenses decreased $1.4 million, or 30%, in the current quarter as compared to the same quarter in 2019. The decrease was primarily driven by reduced compensation as a result of the 2020 Restructuring Program, decreased travel costs related to COVID-19, and reduced advertising and promotional expenses compared to the same quarter in 2019.

General and administrative expenses decreased $0.2 million, or 8%, in the current quarter as compared to the same quarter in 2019 primarily due to decreased employee related expenses and temporarily reduced Board of Directors fees, partially offset by higher compensation related expenses compared to the same quarter in 2019.

Other (Expense) Income

	Three Months Ended September 30,
(in thousands, except percentages)	2020	2019	Change	% change
Interest expense, net	$(328)	$(367)	$39	11%
Other income, net	109	335	(226)	(67)%
Total other expense, net	$(219)	$(32)	$(187)	(584)%

Interest expense, net, decreased less than $0.1 million, or 11%, in the current quarter compared to the same quarter in 2019. The decrease was primarily driven by decreased principal balances on the 2015 and 2017 Term Loans and capitalized interest on vineyard development projects, partially offset by the accrued interest on the 2020 PPP Term Loan compared to the same quarter in 2019.

Other income decreased $0.2 million, or 67%, in the current quarter compared to the same quarter in 2019. The decrease was primarily driven by lower insurance proceeds and investments interest income received compared to the same quarter in 2019.
Income Tax Benefit

The Company’s effective tax rates for the three months ended September 30, 2020 and 2019 were 27.6% and 23.0%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended September 30, 2020 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net Sales
໿

	Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$24,339	$23,464	$875	4%
Direct to Consumer	17,517	18,190	(673)	(4)%
Other	2,066	4,538	(2,472)	(54)%
Total net sales	$43,922	$46,192	$(2,270)	(5)%

Wholesale net sales increased $0.9 million, or 4%, in the current nine month period as compared to the same period in 2019. The increase was primarily driven by increased domestic wine sales as well as decreased price support compared to the same period in 2019, partially offset by decreased export wine sales to cruise and transportation segments and Asia. The increase in domestic wine sales was driven by increased consumer demand in Off-Premise locations and the timing of inventory fulfillment with new wholesale distributors.

Direct to Consumer net sales decreased $0.7 million, or 4%, in the current nine month period as compared to the same period in 2019. The decrease was primarily driven by reduced wine sold in the tasting rooms and during special events, partially offset by successful strategic Ecommerce offers compared to the same period in 2019. The decrease in wine sold in the tasting rooms and during special events is driven by the temporary closures of tasting rooms and cancelled special events from March 16, 2020 through various points in June 2020 related to COVID-19 containment measures, reduced operating capacity due to COVID-19 containment measures, and temporary closures of tasting rooms related to poor air quality and extreme heat during the August and September 2020 wildfires in California and Oregon.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales, decreased $2.5 million, or 54%, in the current nine month period as compared to the same period in 2019. The decrease was primarily driven by reduced event fees and non-wine retail sales due to capacity limitations of tasting rooms and event cancellations as a result of COVID-19 containment measures, as well as a decrease in both gallons of bulk wine and tons of grapes sold compared to the same period in 2019.

Gross Profit

	Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$8,090	$8,173	$(83)	(1)%
Wholesale gross margin percentage	33%	35%
Direct to Consumer	10,906	12,415	(1,509)	(12)%
Direct to Consumer gross margin percentage	62%	68%
Other	(2,843)	(1,893)	(950)	(50)%
Total gross profit	$16,153	$18,695	$(2,542)	(14)%
Total gross margin percentage	37%	40%

Wholesale gross profit decreased $0.1 million, or 1%, in the current nine month period as compared to the same period in 2019 primarily driven by the liquidation of obsolete inventory, and partially offset by increased domestic wine sales. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 159 basis points primarily driven by the liquidation of obsolete inventory compared to the same period in 2019.

Direct to Consumer gross profit decreased $1.5 million, or 12%, in the current nine month period as compared to the same period in 2019. The decrease was primarily driven by reduced wine sold in the tasting rooms and during special events, partially offset by successful strategic Ecommerce offers compared to the same period in 2019. The negative impact on hospitality services was due to operating limitations as a result of COVID-19 containment measures and intermittent closures due to the poor air quality and extreme heat related to the 2020 wildfires in California and Oregon. Direct to Consumer gross margin percentage decreased 599 basis points in the current nine month period primarily driven by release of higher cost vintages and Ecommerce offers driving higher discounts with a less favorable sales mix compared to the same period in 2019.

Other gross profit, which includes bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales, decreased $1.0 million, or 50%, in the current nine month period as compared to the same period in 2019. The decrease in other gross profit is primarily driven by inventory write-downs related to the 2020 vintage grapes not harvested due to smoke taint, reduced event fees and non-wine retail sales due to the tasting rooms’ operating limitations and intermittent closures as discussed above, as well as increased cost of goods sold due to inventory write-downs related to the 2019 vintage, partially offset by lower costs of bulk wine sold compared to the same period in 2019.

Operating Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Sales and marketing	$10,729	$13,785	$(3,056)	(22)%
General and administrative	8,315	8,909	(594)	(7)%
Total operating expenses	$19,044	$22,694	$(3,650)	(16)%

Sales and marketing expenses decreased $3.1 million, or 22%, in the current nine month period as compared to the same period in 2019. The decrease was primarily driven by reduced compensation as a result of the 2020 Restructuring Program, decreased travel costs related to COVID-19, and reduced advertising and promotional expenses compared to the same period in 2019.

General and administrative expenses decreased $0.6 million, or 7%, in the current nine month period as compared to the same period in 2019 primarily due to decreased employee related expenses, consulting services, and travel costs.

Other (Expense) Income

	Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	Change	% change
Interest expense, net	$(765)	$(730)	$(35)	(5)%
Other income, net	395	442	(47)	(11)%
Total other expense, net	$(370)	$(288)	$(82)	(28)%

Interest expense, net, increased less than $0.1 million, or 5%, in the current nine month period compared to the same period in 2019. The increase was primarily driven by a lower patronage dividend received and lower capitalized interest on vineyard development projects during the current period.

Other income decreased less than $0.1 million, or 11%, in the current nine month period as compared to the same period in 2019. The decrease was primarily driven by lower insurance proceeds and investments interest income received, partially offset by the discontinuation of apple consignment sales, which yielded a loss, in the same period in 2019.
Income Tax Benefit

The Company’s effective tax rates for the nine months ended September 30, 2020 and 2019 were 26.6% and 26.3%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the nine months ended September 30, 2020 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

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

In response to the current macro-economic environment, we protected our financial position and liquidity as evidenced by the following items: we managed our operating expenses closely and limited discretionary spending; reduced and/or deferred capital projects where prudent; actively managed our working capital, including supporting our business partners most impacted by the pandemic through extended terms and closely monitoring our customers’ solvency and our ability to collect from them; and held back plans for a share repurchase program to both preserve liquidity and remain compliant with the terms of the PPP loan agreement.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2020, $12.8 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2020, $8.4 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The 2020 PPP Term Loan will mature on April 1, 2022 (the “2020 Loan Maturity Date”). Based on the original terms of the loan, Crimson is required to make payments of equal monthly principal and interest based on the Adjusted Loan Balance on the first day of each month commencing November 1, 2020. The payments will be based on an amortization period of 18 months. A final payment of all unpaid principal, interest and any other charges with respect to the 2020 PPP Term Loan shall be due and payable on the 2020 Loan Maturity Date. The original terms of the loan regarding payment commencement date and amortization period as discussed above are impacted by the updated terms in the following paragraph.

On September 28, 2020, the Lender updated the payment terms of the 2020 PPP Term Loan. The amended terms provide for two scenarios of repayments. The first scenario calls for the payments on the loan to commence on the first day of the month following the date on which the Lender receives the applicable forgiveness amount, if any, from the Small Business Administration (“SBA”), if a balance on the loan remains after the forgiveness amount has been applied. If all obligations under the loan are forgiven by the SBA, no payments will be required. The second scenario applies if Crimson fails to timely apply for forgiveness of the 2020 PPP Term Loan. In this second scenario, the payments on the loan will commence on the first day of the month that is 10 months after the end of the eight-week period following the date of loan origination, April 22, 2020. The 2020 Loan Maturity Date of April 1, 2022 along with all other loan terms and conditions as stated in the Loan documents previously executed remain in full force and effect. The amortization period of equal monthly principal and interest will be adjusted based on which payment scenario is triggered, noting that the original 2020 Loan Maturity Date applies. While the loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender.

The full $3.8 million was drawn at closing and the 2020 PPP Term Loan can be used for the purposes authorized and approved in the CARES Act. As of September 30, 2020, $3.8 million in principal was outstanding on the 2020 PPP Term Loan.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2020 and 2019 (in thousands):

Cash provided by (used in):	2020	2019
Operating activities	$9,200	$2,979
Investing activities	608	5,557
Financing activities	2,680	(2,692)

Cash provided by operating activities

Net cash provided by operating activities was $9.2 million for the nine months ended September 30, 2020, consisting primarily of $3.4 million of net loss adjusted for non-cash items such as $9.2 million primarily consisting of depreciation, amortization, and loss on the write-down of inventory, $1.4 million of restructuring charges, and $1.9 million net cash inflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable and increase in customer deposits and other payables, partially offset by an increase in other current assets and inventory and a decrease in accounts payable and accrued liabilities.

Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2019, consisting primarily of $4.7 million of net loss adjusted for non-cash items such as $10.5 million primarily consisting of depreciation, amortization, impairment charges, and loss on the write-down of inventory, partially offset by $2.9 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities, and increase in other current assets, partially offset by an increase in customer deposits. The decrease in accounts payable and accrued liabilities was primarily due to grower payments made in the 2019 period for the 2018 harvest. The increase in other current assets was primarily due to an increase in prepaid income taxes.

Cash provided by investing activities

Net cash provided by investing activities was $0.6 million for the nine months ended September 30, 2020, consisting primarily of proceeds from sale of land in Klickitat County, Washington totaling $1.9 million and the net redemptions of available for sale investments of $1.3 million, partially offset by capital expenditures of $2.6 million.

Net cash provided by investing activities was $5.6 million for the nine months ended September 30, 2019, consisting primarily of net redemptions of available for sale investments of $9.5 million, partially offset by capital expenditures of $4.1 million.

Cash used in financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $2.7 million, consisting primarily of proceeds of the 2020 PPP Term Loan totaling $3.8 million, partially offset by principal payments on our 2015 and 2017 Term Loans of $1.1 million.

Net cash used in financing activities for the nine months ended September 30, 2019 was $2.7 million, which reflects the repurchase of shares of our common stock at a repurchase price of $1.7 million, principal payments on our 2015 and 2017 Term Loans of $0.9 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

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

In September 2019, the Company commenced a share repurchase program (the “2019 Summer Repurchase Program”) that provided for the repurchase of up to $2.0 million of outstanding common stock. Under the 2019 Summer Repurchase Program, any repurchased shares were constructively retired. On December 12, 2019, the 2019 Summer Repurchase Program was

completed. Under the total 2019 Summer Repurchase Program, the Company had repurchased 283,208 shares at a repurchase price of $2.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Crimson does not currently have any exposure to financial market risk. Sales to international customers are denominated in U.S. dollars; therefore, Crimson is not exposed to market risk related to changes in foreign currency exchange rates.  As discussed above under Liquidity and Capital Resources, Crimson has a revolving credit facility, two term loans, and a PPP Term Loan. The revolving credit facility had no outstanding balance as of September 30, 2020, and bears interest at floating rates on borrowings. The three term loans had a total of $25.0 million outstanding at September 30, 2020, and are fixed-rate debt and therefore are not subject to fluctuations in market interest rates.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Loss; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.
104**	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

* Incorporated by reference
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	November 5, 2020	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer