Form 10-K/A
period 2019-12-31
Crimson Wine Group, Ltd
filed 2021-04-13
CIK 1562151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
 (Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  ☐    No   ☒

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 30, 2019, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $146,185,000 on that date.

As of April 9, 2021, there were 23,243,476 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.
ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

General

On December 22, 2020, the Board of Directors of Crimson Wine Group, Ltd. (the “Company”), based on the recommendation of the Audit Committee of the Board of Directors (the “Audit Committee”) and in consultation with management, concluded that its unaudited interim condensed consolidated financial statements for the three months ended March 31, 2020 and 2019, the three and six months ended June 30, 2020 and 2019 and the three and nine months ended September 30, 2020 and 2019 (collectively, the “Interim Quarterly Financial Statements”), and its audited consolidated financial statements for the years ended December 31, 2017, 2018 and 2019, can no longer be relied upon as the result of material accounting errors identified by management.

Restatement

We are filing this Annual Report on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2019, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “Original Form 10-K”). The purpose of this Annual Report on Form 10-K/A is to restate our previously issued consolidated financial statements and related financial information as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 contained in the Original Form 10-K.

For the convenience of the reader, this Annual Report on Form 10-K/A amends and restates the Original Form 10-K in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-K. This Annual Report on Form 10-K/A speaks as of the date of the Original Form 10-K and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-K other than those associated with the restatement of our consolidated financial statements.

Restatement Background

In 2020, management began constructing a bulk wine inventory sub-ledger by individual lot. During this process improvement initiative, it was discovered that the Company's cost allocation process applied to historical vintages resulted in an overstatement of the inventory balance and understatement of cost of sales. It should be noted that the custody and recordkeeping of physical inventory have always been properly maintained through physical inventory counts and the restatement error is strictly related to the cost component.

As a result of the process above, management performed an additional bulk wine cost allocation analysis at the vintage and brand levels to identify costs related to historical vintages. Through the analysis, costs for each vintage were matched with the sales activity of bulk wine and cased goods, as well as inventory on hand to calculate the restatement impact for the years ended December 31, 2017, 2018, and 2019 and for the quarterly periods in 2020 and 2019. The cumulative impact of correcting misstatements in cost of sales for the periods prior to 2017 fiscal year has been recorded as an increase to the 2017 fiscal year opening accumulated deficit in the consolidated financial statements included herein.

Restatement of Previously Issued Consolidated Financial Statements

As described above, this Annual Report on Form 10-K/A includes audited restated consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017. See Note 3, Restatement of Previously Issued Consolidated Financial Statements, in Item 15, Exhibits and Financial Statement Schedules, for additional information.

The restatement impact increased previously reported net loss and basic and fully diluted loss per share or decreased previously reported net income and basic and fully diluted earnings per share (in thousands, except per share data) as follows:

Restatement impact (net change)	Year ended December 31,
	2019	2018	2017
Net (loss) income	$(792)	$(983)	$(660)
Basic and fully diluted (loss) earnings per share	$(0.03)	$(0.04)	$(0.03)

In addition, as mentioned above, the cumulative impact of correcting misstatements of cost of sales in periods prior to 2017 has been recorded as an increase to our opening accumulated deficit of approximately $0.5 million, as of January 1, 2017, the beginning of the earliest period presented in the accompanying consolidated financial statements.

Other Amended Filings

In addition to this Form 10-K/A, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 to restate our previously issued consolidated financial statements and related financial information presented therein and to revise our previous conclusion with respect to the effectiveness of our disclosure controls and procedures.

Control Considerations

In connection with the restatement, management has reassessed its conclusions regarding the effectiveness of our internal control over financial reporting as of December 31, 2019 and has determined that a material weakness in our internal control over financial reporting existed as of that date. As a result of the material weakness, our disclosure controls and procedures were not effective as of December 31, 2019. Management will be implementing changes to strengthen our internal controls and remediate the material weakness. See Item 9A, Controls and Procedures, for additional information related to the material weakness in internal control over financial reporting and our related remediation activities.

In accordance with applicable SEC rules, this Annual Report on Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as Principal Executive Officer) and our Chief Financial Officer (as Principal Financial Officer) dated as of the filing date of this Annual Report on Form 10-K/A.

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

In 2017, Double Canyon completed construction of a state-of-the-art 47,000-square-foot wine production facility in West Richland, Washington. The production facility has an initial capacity of 119,000 gallons which equates to approximately 50,000 cases of wine. Double Canyon shares production in the new facility for certain wines of Seven Hills Winery.

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

Competition

The markets for luxury products in the wine industry are intensely competitive. Crimson’s wines compete domestically and internationally with premium or higher quality wines produced in Europe, South America, South Africa, Australia and New Zealand, as well as in the United States. Crimson competes on the basis of quality, price, brand recognition and distribution capability, and the ultimate consumer has many choices of products from both domestic and international producers. As a result of the intense competition and how uncertain tariffs have been, and may continue to be, there is upward pressure on Crimson’s selling and promotional expenses. Many of Crimson’s competitors are significantly larger with greater financial, production, distribution and marketing resources. Measured in wine volume, the U.S. is dominated by three large wine companies with production largely based in California, representing approximately 50% of the domestic U.S. case sales volume. Further, Crimson’s wines may be considered to compete with all alcoholic and nonalcoholic beverages.

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

Business Segments

Crimson reports operating results in two segments: Wholesale and Direct to Consumer. These business segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. Both financial and certain non-financial data are reported and evaluated to assist senior management with strategic planning. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are included; however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. Therefore, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated. Further information about segments, including net sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2019, 2018 and 2017 can be found in Note 15 to the consolidated financial statements.

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

Item 1A.    Risk Factors.

Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this Report, before you decide whether to purchase our common stock. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Business, Economic, Market and Operating Risks

We are dependent on certain key personnel. Our success depends to some degree upon the continued service of Jennifer L. Locke, our Chief Executive Officer; Karen L. Diepholz, our Chief Financial Officer; Nicolas M.E. Quillé, our Chief Operating Officer and Chief Winegrower; and our winemakers at our various facilities. The loss of the services of one or more of our key employees could harm our business and our reputation and negatively impact our profitability, particularly if one or more of our key employees resigns to join a competitor or to form a competing company.

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

We may not be fully insured against risk of catastrophic loss to wineries, production facilities or distribution systems as a result of earthquakes, fires or other events, which may cause us to experience a material financial loss. A significant portion of Crimson’s controlled vineyards as well as supplier and inventory storage locations are located in California, which is prone to seismic activity and has recently experienced wildfires and landslides. If any of these vineyards and facilities were to experience a catastrophic loss as a result, it could disrupt our operations, delay production, shipments and revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. Although we carry insurance to cover property damage and business interruption as well as certain production assets in the case of a catastrophic event, certain significant assets are not covered in the case of certain catastrophes as we believe this to be a prudent financial decision. We cannot be certain that we will be able to insure against all risks that we desire to insure economically or that all of our insurers will be financially viable if we make a claim. We take steps to minimize the damage that would be caused by a catastrophic event, but there is no certainty that our efforts would prove successful. If one or more significant catastrophic events occurred damaging our own or third party assets and/or services, we could suffer a major financial loss.

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

We have identified a material weakness in our internal control over financial reporting, which has exposed us to a number of additional risks and uncertainties. We are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States. In connection with the restatement of our audited consolidated financial statements for the years ended December 31, 2017, 2018 and 2019, we determined that we had a material weakness as of December 31, 2019, namely that our controls to monitor and associate the cost of bulk wine inventory with quantity or gallons on hand were not effective. Due to this material weakness, we have concluded that as of December 31, 2019, our internal control over financial reporting was not effective. This Amendment No. 1 to Annual Report on Form 10-K/A contains restated consolidated financial statements for the periods referenced above to correct for errors caused by this weakness. We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Regulatory and Legal Risks

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

Changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations may increase our costs or restrict our ability to sell our products into certain markets. Government laws and regulations result in increased farming costs, and the sale of wine is subject to taxation in various state, federal and foreign jurisdictions. The amount of wine that we can sell directly to consumers outside of California is regulated, and in certain states we are not allowed to sell wines directly to consumers and/or the amount that can be sold is limited. Changes in these laws and regulations could have an adverse impact on sales and/or increase costs to produce and/or sell wine. The wine industry is subject to extensive regulation by the TTB and various foreign agencies, state liquor authorities, such as the California Alcoholic Beverage Control (“CABC”), and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations. From time to time, many states consider proposals to increase, and some of these states have increased, state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our financial condition, results of operations or cash flows.

We may be subject to litigation, for which we may be unable to accurately assess our level of exposure and which if adversely determined, may have a significant adverse effect on our consolidated financial condition or results of operations. Although our current assessment is that there is no pending litigation that could reasonably be expected to have a significant adverse impact, if our assessment proves to be in error, then the outcome of litigation could have a significant impact on our financial condition or results of operations or cash flows. The Company is, and may in the future become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings, including consumer class actions, such as labor claims, breach of contract claims, antitrust litigation, securities litigation, premises liability claims and litigation in foreign jurisdictions. In general, claims made by or against the Company in litigation, investigations, disputes or other proceedings have been and can in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect the Company’s business or financial results or condition. It is not possible to predict the final resolution of the litigation, investigations, disputes, or proceedings with which the Company currently is, or may in the future become, involved. The impact of these matters on the Company’s business, results of operations and financial condition could be material.

Financial and Capital Markets and Tax Risks

Our indebtedness could have a material adverse effect on our financial health. In June 2017, our subsidiary, Double Canyon Vineyards, LLC, entered into a senior secured term loan agreement with American AgCredit, FLCA for an aggregate principal amount of $10.0 million. In November 2015, our subsidiary, Pine Ridge Winery, LLC, entered into a senior secured term loan agreement with FLCA for an aggregate principal amount of $16.0 million. We are guarantor of both term loans, which are collateralized by certain real property. In March 2013, we entered into a revolving credit facility with FLCA and CoBank, FCB as joint lenders that is secured by certain real property. In March 2018, we entered into the second amendment to the 2013 Revolving Credit Facility with American AgCredit, FLCA. We plan to rely upon the revolving credit facility for potential incremental capital project funding and in the future may use it for acquisitions. No amounts are currently outstanding under the revolving credit facility. Both the term loans and the revolving credit facility include covenants that require the maintenance of specified debt and equity ratios, limit the incurrence of additional indebtedness, limit dividends and other distributions to shareholders and limit certain mergers, consolidations and sales of assets. If we are unable to comply with these covenants, outstanding amounts could become immediately due and/or there could be a substantial increase in the rate of borrowing.

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

Unregistered Sales of Securities

There have been no sales of unregistered securities by the Company within the past year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	89,000	$6.87	911,000

The terms of equity compensation plans are described in Note 12 to the consolidated financial statements.

Dividend Policy

No dividends have been paid since the Distribution. The Company does not have a regular dividend policy and whether or not to pay dividends will be determined each year by our board of directors. The payment of dividends will also be subject to the terms and covenants contained in the Company’s revolving credit facility and term loan.

Item 6.       Selected Financial Data.

Not required.

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated our previously issued consolidated financial statements contained in this Annual Report on Form 10-K/A. Refer to the “Explanatory Note” preceding Item 1, Business, for background on the restatement, the periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information as of December 31, 2019 and 2018 and for the fiscal years ended December 31, 2019, 2018 and 2017 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations and Liquidity and Capital Resources sections. See Note 3, Restatement of Previously Issued Consolidated Financial Statements, in Item 15, Exhibits and Financial Statement Schedules, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

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

Seasonality
As discussed in Item 1 of this Form 10-K/A, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. We anticipate similar trends in the future.

Critical Accounting Estimates

Crimson’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires Crimson to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an ongoing basis, Crimson evaluates all of these estimates and assumptions. The following areas have been identified as critical accounting estimates because they have the potential to have a significant impact on Crimson’s financial statements, and because they are based on assumptions that are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome will not be known until a later date. Actual results could differ from these estimates.

Change in Accounting Estimate – In a strategic effort to maximize asset utilization in 2019, the Company increased focus on supply chain management. The Company reduced planned bottling of bulk wine on hand in an effort to re-align supply with changes in forecasted demand. In the third quarter of 2019, the Company finalized a review of standard overhead applied to bulk wine inventory and bulk wine inventory reserves in the current market and subsequently increased its reserve estimate from 50% to 75% of total projected bulk wine sale losses. As a result of this change in estimate, bulk wine inventory was reduced by $1.2 million, resulting in a decrease to net income of $1.2 million or $0.05 per diluted share for fiscal year 2019.

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

Recoverability of long-lived assets is measured using a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is in the Business section of this Form 10-K/A.

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

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

Net Sales

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

Gross Profit

	As Restated
	Year Ended December 31,
(in thousands, except percentages)	2019	2018	Increase (Decrease)	% change
Wholesale	$10,385	$13,773	$(3,388)	(25)%
Wholesale gross margin percentage	31%	40%
Direct to consumer	17,986	17,126	860	5%
Direct to consumer gross margin percentage	67%	67%
Other	(3,262)	(613)	(2,649)	(432)%
Total gross profit	$25,109	$30,286	$(5,177)	(17)%

Wholesale gross profit decreased $3.4 million, or 25%, in 2019 as compared to 2018 driven by increased cost of goods sold and increased price support. Increased costs were primarily driven by higher fixed production costs, planned decreased production volumes in an effort to re-align supply with demand, and a lower crop yield on vintages sold. Price support was driven by the close out of discontinued labels, support of newly launched labels, and retail pricing realignment. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 820 basis points primarily driven by increased cost of goods sold and increased price support compared to the prior period.

Direct to consumer gross profit increased $0.9 million, or 5%, in 2019 as compared to 2018. The increase in gross profit was primarily driven by an increase in wine club net sales shipments as well as an increase in Ecommerce sales.

Other includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales and increased $2.6 million, or 432%, in 2019 as compared to 2018. The increase in gross loss is primarily driven by increased costs related to the 2017 and 2018 vintage bulk wine, higher fixed production costs, and planned decreased production volumes in an effort to re-align supply with demand.

Operating Expenses

	Year Ended December 31,
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

Other (Expense) Income

	Year Ended December 31,
(in thousands, except percentages)	2019	2018	Change	% change
Interest expense, net	$(1,061)	$(1,179)	$118	10%
Other income, net	433	797	(364)	(46)%
Total other expense, net	$(628)	$(382)	$(246)	(64)%

Interest expense, net, decreased $0.1 million, or 10%, in 2019 as compared to 2018. The decrease was primarily driven by a higher patronage dividend received and decreased principal balances on fixed loans compared to the prior period.
Other income, net, decreased $0.4 million, or 46%, in 2019 as compared to 2018. The decrease was primarily driven by lower insurance proceeds received compared to the prior period.

Income Tax (Benefit) Provision (As Restated)
Our income tax (benefit) provision decreased $2.4 million in 2019 as compared to 2018. The effective tax rate was 26.8% for 2019 as compared to 26.9% for 2018. The difference between the consolidated effective income tax rate and the U.S. federal statutory was primarily attributable to state taxes.

Comparison of Years Ended December 31, 2018 and 2017

Net Sales

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

Direct to consumer net sales increased $1.3 million, or 5%, in 2018 as compared to 2017. The increase was primarily driven by an increase in wine club, tasting room, and Ecommerce net sales. The increase in wine club net sales was driven by higher number of shipments in the current year as the prior year was affected by delayed shipments due to hurricanes. The increase in tasting room net sales was driven by the opening of two additional tasting rooms and sales of higher priced varietal wines in 2018. In addition, the Company placed increased emphasis on digital and Ecommerce opportunities in 2018 which positively impacted sales.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees and retail sales, increased $3.0 million or 66%, in 2018 as compared to 2017 primarily due to an increase in tons of grapes and gallons of bulk wine sold in 2018. The increase was also impacted by additional custom winemaking revenue to utilize Double Canyon’s state-of-the-art winemaking facility.

Gross Profit

	As Restated
	Year Ended December 31,
(in thousands, except percentages)	2018	2017	Increase (Decrease)	% change
Wholesale	$13,773	$14,488	$(715)	(5)%
Wholesale gross margin percentage	40%	42%
Direct to consumer	17,126	16,714	412	2%
Direct to consumer gross margin percentage	67%	69%
Other	(613)	18	(631)	(3,506)%
Total gross profit	$30,286	$31,220	$(934)	(3)%

Wholesale gross profit decreased $0.7 million, or 5%, in 2018 as compared to 2017. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 240 basis points in 2018 primarily driven by a shift in product mix to vintages with higher winegrowing costs.

Direct to consumer gross profit increased $0.4 million, or 2%, in 2018 as compared to 2017. The increase in gross profit was primarily driven by an increase in wine club net sales shipments. Gross margin percentage decreased 180 basis points in 2018 primarily driven by a shift in product mix to recent vintages with higher winegrowing costs.

Other includes a gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales and decreased $0.6 million, or 3,506%, in 2018 as compared to 2017. The decrease in gross profit is primarily driven by higher average farming costs related to bulk wine sales compared to the same period in 2017.

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

Other (Expense) Income

	Year Ended December 31,
(in thousands, except percentages)	2018	2017	Change	% change
Interest expense, net	$(1,179)	$(910)	$(269)	(30)%
Other income, net	797	586	211	36%
Total other expense, net	$(382)	$(324)	$(58)	(18)%

Interest expense, net, increased $0.3 million, or 30%, in 2018 as compared to 2017. The increase was primarily driven by increased interest expense associated with the 2017 Term Loan entered into in June 2017, partially offset by a higher patronage dividend received in 2018.
Other income, net, increased $0.2 million, or 36%, in 2018 as compared to 2017. The overall increase was primarily driven by a $0.5 million gain on insurance proceeds from the October 2017 wildfires. The gain was partially offset by a loss on apple consignment sales which was reclassified to other income along with the associated land held for sale as the Company determined to not continue harvesting and selling apples.

Income Tax Provision (As Restated)
Our income tax provision increased $1.4 million in 2018 as compared to 2017. The effective tax rate was 26.9% for 2018 as compared to (21.9)% for 2017. The difference between the consolidated effective income tax rate and the U.S. federal statutory was primarily attributable to state taxes. The difference in the effective tax rate year over year was primarily attributable to the Tax Cut and Jobs Act (Public Law 115-97, “TCJA” or “tax reform”) that was signed into law on December 22, 2017. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $2.7 million tax benefit in the Company's consolidated income statement for the year ended December 31, 2017. In 2018, we completed our determination of the accounting implications of the U.S. Tax Act.

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

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “2013 Revolving Credit Facility”) with American AgCredit, FLCA, as agent for the lenders identified in the 2013 Revolving Credit Facility, comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. In March 2018, Crimson and its subsidiaries entered into the second amendment to the 2013 Revolving Credit Facility with American AgCredit, FLCA (the “Second Amendment”). The Second Amendment modified certain provisions of the 2013 Revolving Credit Facility, including, among other things, extending the Revolving Loan and Term Revolving Loan termination dates to March 31, 2023, extending the Term Revolving Loan conversion date to March 31, 2023 and extending the Term Revolving Loan maturity date to March 31, 2033.

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

Cash provided by operating activities (As restated)

Net cash provided by operating activities was $3.6 million in 2019, consisting primarily of $5.7 million of net loss adjusted for $11.7 million of non-cash items such as $8.9 million of depreciation and amortization, $2.2 million of impairment charges to adjust the cost of assets sold or held for sale, and $2.0 million from the loss of inventory write-offs, partially offset by an increase of $1.7 million benefit for income taxes. Additionally, there were $2.4 million of net cash outflows related to changes in operating assets and liabilities, primarily due to an increase of $2.9 million in accounts receivable and a decrease of $2.4 million in accounts payable and accrued liabilities, partially offset by a reduction of $2.8 million in inventory.

Net cash provided by operating activities was $8.7 million in 2018, consisting primarily of $1.0 million of net income adjusted for $11.4 million of non-cash items, such as $9.0 million of depreciation and amortization, $1.3 million of restructuring charges, $0.3 million of deferred income tax provision, and $0.6 million from the loss of inventory write-offs. Additionally, there were $3.7 million of net cash outflows related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in accounts receivable and inventory partially offset by an increase in accounts payable expense accruals. The decrease in accounts payable and expense accruals was primarily due to grower payments made in the current period for the 2018 harvest.

Net cash provided by operating activities was $6.4 million in 2017, consisting primarily of $5.5 million of net income adjusted for $7.6 million of non-cash items, such as $8.7 million of depreciation and amortization, $0.3 million from the loss of inventory write-offs, and $0.2 million loss on disposal of property and equipment, partially offset by an increase of $1.6 million benefit for income taxes. Additionally, there were $6.7 million of net cash outflows related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to an increase in inventory, partially offset by a decrease in accounts receivable.

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

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2019.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that, as of December 31, 2019, due to the material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We did not have adequate controls in place to monitor and associate the cost of bulk wine inventory with quantity or gallons on hand. As a result, the cost related to certain bulk wine inventory was not properly transferred to bulk and bottled inventory accounts that would subsequently be relieved through sales transactions. This material weakness resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2019, 2018 and 2017. It should be noted that the custody and recordkeeping of physical inventory have always been properly maintained through physical inventory counts and the restatement error is strictly related to the cost component.

BPM LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which appears in Part II, Item 8 of this Annual Report on Form 10-K/A.

Remediation of the Material Weakness.

Management has been implementing changes to strengthen our internal controls over the accounting for bulk wine inventory valuation and the related impacts. The remediation plan includes both management’s assessment and recommendations from independent accounting advisors used in the review process. This remediation is intended to address the identified material weakness and enhance our overall control environment.

Management has implemented a bulk wine sub-ledger to general ledger reconciliation. This added control is intended to ensure accurate costing is assigned and maintained for the Company’s bulk wine inventory. It should be noted that the custody and recordkeeping of physical inventory have always been properly maintained through physical inventory counts and the restatement error is strictly related to the cost component.

While we believe that the above action will ultimately remediate the material weakness, we intend to continue to refine this control and monitor its effectiveness for a sufficient period of time prior to reaching any determination as to whether the material weakness has been remediated.

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting.

Other than as described in the Remediation of the Material Weakness section above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Procedures for Recommending Nominees

A stockholder entitled to vote in the election of directors may nominate one or more persons for election as director at a meeting if written notice of that stockholder’s intent to make the nomination has been given to us, with respect to an election to be held at an annual meeting of stockholders, no earlier than 150 days and no later than 120 days before the first anniversary of our proxy statement in connection with the last annual meeting, and, with respect to an election to be held at a special meeting of stockholders, no earlier than 150 days before such special meeting and no later than 120 days before such special meeting, or if the first public notice of such special meeting is less than 130 days prior to the date of such special meeting, the tenth day following the date on which public notice of the meeting is first given to stockholders. The notice shall provide such information as required under the Company’s Bylaws, including, without limitation, the name and address of the stockholder and his or her nominees, a representation that the stockholder is entitled to vote at the meeting and intends to nominate the person, a description of all arrangements or understandings between the stockholder and each nominee, other information as would be required to be included in a proxy statement soliciting proxies for the election of the stockholder’s nominees, the consent of each nominee to serve as a director of the Company if so elected, information concerning the stockholder’s direct and indirect ownership of securities of the Company, including with respect to any beneficial owner of securities of the Company held by the stockholder, and compensation received by or relationships between such stockholder with respect to the securities of the Company from any beneficial owner of such securities. We may require any proposed nominee to furnish other information as we may reasonably require to determine the eligibility of the proposed nominee to serve as a director of the Company.
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

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Bonus	Option Awards	Other (2)	Total
Patrick M. DeLong,	2019	$232,752	$115,000		$319,915	$667,667
President and Chief Executive Officer(5)	2018	$347,854	$90,000		$23,393	$461,247
Craig D. Williams,
Chief Operating Officer and Chief Winegrower(3)	2018	$140,972	$60,000		$49,303	$250,275
Nicolas M.E. Quillé,	2019	$275,289	$77,000		$15,850	$368,139
Chief Operating Officer and Chief Winegrower(4)(6)	2018	$148,096	$—		$6,403	$154,499
Mike S. Cekay,	2019	$289,576	$40,000		$22,471	$352,047
Senior Vice President of Sales(7)	2018	$287,242	$45,000		$21,893	$354,135
Karen L. Diepholz	2019	$292,029	$31,588		$4,502	$328,119
Chief Financial Officer(8)	2018	$140,539	$—		$—	$140,539
Jennifer L. Locke	2019	$20,192	$—	$141,000	$692	$161,884
Chief Executive Officer(9)

(1)Base salary under employment agreements with subsequent increases at the Board of Directors' sole discretion. For Mr. Williams includes $15,833 of directors fees paid in 2018 following his resignation as described in footnote 3 below.
(2)Includes 401k contributions, health club reimbursements and car allowance paid by the Company. For Mr. Williams includes $42,000 of consulting fees paid in 2018 and for Mr. DeLong includes $306,000 in severance paid in 2019.
(3)Effective May 21, 2018, Craig D. Williams resigned from his role as an officer of the Company.
(4)Effective May 21, 2018, Nicolas M.E. Quillé became an employee of the Company.
(5)Effective June 7, 2019, Patrick M. DeLong resigned from his role as an officer of the Company.
(6)From June 3, 2019 through December 1, 2019, Nicolas M.E. Quillé acted as interim President and Chief Executive Officer of the Company.
(7)Mike Cekay's employment with the Company was terminated on February 5, 2020.
(8)Effective June 29, 2018 Karen L. Diepholz became an employee of the Company.
(9)Effective December 2, 2019 Jennifer Locke became an employee of the Company. Ms. Locke received a sign-on equity award of stock options to purchase 89,000 shares of the Company's common stock, with a per-share exercise price equal to the fair market value of the stock on the grant date.

2019 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards held by our named executive officers at December 31, 2019.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jennifer L. Locke	12/04/2019 (1)	—	89,000	$6.87	12/03/2026

(1)These options vest in equal annual installments over five years on each one-year anniversary of the date of grant and expire after seven years.

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

Karen L. Diepholz. On June 29, 2018, we entered into an agreement with Ms. Diepholz. The agreement continues until terminated by us or Ms. Diepholz at any time and for any reason or for no reason with or without notice. Ms. Diepholz is eligible for an annual bonus in an amount to be determined by us in our discretion up to 37.5% bonus target of base salary. The amount of any annual bonus will be based upon our performance and Ms. Diepholz's performance, as determined by us, against goals mutually agreed upon between Ms. Diepholz and us. Pursuant to the agreement, Ms. Diepholz is also eligible to participate in a long term incentive plan, and participate in standard company benefits. Ms. Diepholz is entitled to certain benefits if her employment is terminated or upon other events.

Jennifer L. Locke. On December 2, 2019, we entered into an agreement with Ms. Locke. The agreement continues until terminated by us or Ms. Locke at any time and for any reason or for no reason with or without notice. Ms. Locke is eligible for an annual bonus in an amount to be determined by us in our discretion up to 35% bonus target of base salary. The amount of any annual bonus will be based upon our performance and Ms. Locke's performance, as determined by us, against goals mutually agreed upon between Ms. Locke and us. Ms. Locke received a sign-on equity award of stock options to purchase 89,000 shares of the Company’s common stock, with a per-share exercise price equal to the fair market value of the stock on the grant date. The options will vest annually over five years in equal installments. Pursuant to the agreement, Ms. Locke is also eligible to participate in a long term incentive plan, receive an annual car allowance benefit of $12,000 and participate in standard company benefits. Ms. Locke is entitled to certain benefits if her employment is terminated or upon other events.

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

Jennifer L. Locke. In the event Ms. Locke's employment is terminated by the Company without Cause or by her with Good Reason, and she signs a customary release in favor of the Company, she will be entitled to receive a cash severance payment equal to the sum of: (i) 12 months of her then Base Salary; (ii) her Target Annual Incentive amount; and (iii) 12 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by her immediately prior to her last day of employment (collectively, the “Base Severance Amount”). The Base Severance Amount will be paid to her in installments over a 12 month period, in accordance with the Company’s normal payroll cycle. In addition, Ms. Locke’s sign-on equity award of stock options to purchase 89,000 shares of the Company’s common stock are subject to full acceleration of vesting upon the occurrence of certain events, including: (i) a Change of Control (as defined in the Company’s 2013 Omnibus Incentive Plan); (ii) the termination of employment by the Company without Cause, and (iii) the termination of employment by her for Good Reason.

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

Director Compensation Table
Name	Fees paid in cash	All Other Compensation	Total
Directors
Colby A. Rollins(1)(2)(3)	$74,000	$—	$74,000
Douglas M. Carlson(1)	$71,000	$—	$71,000
John D. Cumming(2)(3)	$66,000	$—	$66,000
Avraham M. Neikrug(1)(3)	$57,000	$—	$57,000
Joseph S. Steinberg	$35,000	$—	$35,000
Craig D. Williams	$35,000	$—	$35,000
Luanne D. Tierney	$26,250	$—	$26,250

(1)    Member of the Audit Committee.
(2)    Member of the Compensation Committee.
(3)    Effective October 3, 2019, John D. Cumming stepped down from the Compensation Committee and was replaced by
    Avraham M. Neikrug. Colby A. Rollins replaced John D. Cumming as the Chairman of the Compensation Committee.

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

Present Beneficial Ownership

Set forth below is certain information as of March 6, 2020, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common shares, which is our only class of voting securities, (2) each director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by our directors and (5) all of our executive officers and directors as a group. The percentage ownership information under the column entitled “Percent of Class” is based on 23,243,476 shares of common stock outstanding as of March 6, 2020. Unless otherwise stated, (i) the business address of each person listed is c/o

Crimson Wine Group, 5901 Silverado Trail, Napa, CA 94558 and (ii) each person and entity listed has sole voting power and sole dispositive power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Named directors and executive officers
John D. Cumming	2,719,035	(a)(g)(i)	11.7%
Joseph S. Steinberg	2,662,672	(b)(h)	11.5%
Patrick M. DeLong	23,759	(c)	0.1%
Douglas M. Carlson	5,000		*
Avraham M. Neikrug	4,030	(d)	*
Craig D. Williams	1,000		*
Karen L. Diepholz	1,000		*
Nicolas M.E. Quillé	200		*
Mike S. Cekay	100	(e)	*
Colby A. Rollins	—		*
Luanne D. Tierney	—		*
Jennifer L. Locke	—		*
All directors and executive officers as a group (10)	5,392,937	(f)	23.2%
Charitable foundations and 5% or greater stockholder
Cumming Foundation	27,486	(g)	0.1%
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	33,000	(h)	0.1%
The Ian M. Cumming Charitable Lead Annuity Trust	2,410,828	(i)	10.4%
PO Box 4902
Jackson, WY 83001
Beck, Mack & Oliver LLC	2,298,124	(j)	9.9%
565 Fifth Avenue
New York, NY 10017
Mario J. Gabelli	1,225,503	(k)	5.3%
One Corporate Center
Rye, New York 10580-1435
* Less than 0.1%.

(a)Includes 308,207 (1.3%) shares owned directly by Mr. John D. Cumming and 2,410,828 (10.4%) shares owned by the Ian M. Cumming Charitable Lead Annuity Trust (the "CLAT").
(b)Includes 538,543 (2.3%) shares owned directly owned by Mr. Joseph S. Steinberg and 13,920 (less than 0.1%) shares of common stock beneficially owned by Mr. Steinberg’s wife and daughter, 1,786,627 (7.7%) shares of common stock held by corporations that are wholly owned by Mr. Steinberg, or held by corporations that are wholly owned by family trusts as to which Mr. Steinberg has sole voting and dispositive control, or held by such trusts, and 323,582 (1.4%) shares of common stock held in a trust for the benefit of Mr. Steinberg’s children as to which Mr. Steinberg may be deemed to be the beneficial owner.
(c)Based on Form 4 filed by Mr. DeLong on May 23, 2019. As of March 6, 2020, Mr. DeLong is not an employee of the Company.
(d)Includes 30 shares of common stock owned of record by Mr. Neikrug’s minor son.
(e)Based on Form 4 filed by Mr. Cekay on November 28, 2018. As of March 6, 2020, Mr. Cekay is not an employee of the Company.
(f)Patrick M. DeLong and Mike Cekay are not employed by the Company as of March 6, 2020 and are excluded from the total.
(g)Mr. John D. Cumming is a trustee of the Cumming Foundation, a private charitable foundation, and disclaims beneficial ownership of the shares of common stock held by the foundation.
(h)Mr. Steinberg and his wife are the trustees of the charitable trust.  Mr. Steinberg and his wife disclaim beneficial ownership of the shares of common stock held by the charitable trust.

(i)Mr. John D. Cumming is the trustee of the CLAT and has sole voting and dispositive control over the shares owned by the CLAT.
(j)Based on Schedule 13G filed by Beck, Mack & Oliver LLC with the SEC on February 7, 2020.
(k)Based on Schedule 13D filed by Mr. Gabelli with the SEC on March 3, 2016. All shares are held directly or indirectly in entities that Mr. Gabelli either controls or for which he acts as chief investment officer, including 345,000 shares (1.5%) owned by GAMCO Asset Management Inc., 370,503 shares (1.6%) owned by Gabelli Funds, LLC and 510,000 shares (2.2%) owned by Teton Advisors, Inc.

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

10.22	Consulting Agreement between Crimson Wine Group, Ltd. and Craig Williams, dated June 1, 2018 (incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 12, 2019)* +
10.23	Severance Agreement between Crimson Wine Group, Ltd. and Patrick DeLong, dated June 9, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 11, 2019). *+
10.24	Severance Agreement between Crimson Wine Group, Ltd. and Michael Cekay, dated February 6, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 7, 2020). *+
21.1	List of Subsidiaries of Crimson Wine Group, Ltd. (filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10–12G).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Restated financial statements from the Annual Report on Form 10-K/A of Crimson Wine Group, Ltd. for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Restated Consolidated Balance Sheets, (ii) the Restated Consolidated Statements of Operations, (iii) the Restated Consolidated Statements of Cash Flows, (iv) the Restated Consolidated Statements of Changes in Equity, and (v) the Notes to Restated Consolidated Financial Statements.**
104	The cover page from the Annual Report on Form 10-K/A of Crimson Wine Group, Ltd. for the year ended December 31, 2019, formatted in Inline XBRL. **
*	Incorporated by reference.
**	Furnished herewith.
+	Management Employment Contract or Compensatory Plan/Arrangement.
±	List of exhibits and schedules to the Asset Purchase Agreement were omitted from the filing incorporated by reference. The Registrant hereby undertakes to furnish any such exhibits and schedules to the Commission supplementary upon request.

Item 16.       Form 10-K/A Summary.

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON WINE GROUP, LTD.

April 13, 2021	By:	/s/ Jennifer L. Locke
Name: Jennifer L. Locke
Title: Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

April 13, 2021 By:	/s/ Jennifer L. Locke	Chief Executive Officer
	Jennifer L. Locke	(Principal Executive Officer)

April 13, 2021 By:	/s/ Karen L. Diepholz	Chief Financial Officer
	Karen L. Diepholz	(Principal Financial and Accounting Officer)

April 13, 2021 By:	/s/ John D. Cumming	Chairman of the Board of Directors
John D. Cumming

April 13, 2021 By:	/s/ Joseph S. Steinberg	Director
Joseph S. Steinberg

April 13, 2021 By:	/s/ Avraham M. Neikrug	Director
Avraham M. Neikrug

April 13, 2021 By:	/s/ Douglas M. Carlson	Director
Douglas M. Carlson

April 13, 2021 By:	/s/ Craig D. Williams	Director
Craig D. Williams

April 13, 2021 By:	/s/ Colby A. Rollins	Director
Colby A. Rollins

April 13, 2021 By:	/s/ Luanne D. Tierney	Director
Luanne D. Tierney

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Crimson Wine Group, Ltd.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Crimson Wine Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2020, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls to monitor and associate the cost of bulk wine inventory with quantity or gallons on hand, as to which the date is April 13, 2021, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Emphasis of a Matter - Restatement
As discussed in Note 3, Restatement, to the consolidated financial statements, the 2019 and 2018 consolidated financial statements have been restated.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BPM LLP
Santa Rosa, California
March 11, 2020, except for Note 3, for which the date is April 13, 2021.
We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

To the Board of Directors and
Stockholders of Crimson Wine Group, Ltd.

Opinion on Internal Control over Financial Reporting
We have audited Crimson Wine Group’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and our report dated March 11, 2020, except for Note 3, Restatement, as to which the date is April 13, 2021, expressed an unqualified opinion on those consolidated financial statements.
In our report dated March 11, 2020, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of April 13, 2021, as presented herein, is different from that expressed in our previous report.
A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in Management’s Annual Report on Internal Control Over Financial Reporting:
Management does not have adequate controls over financial reporting resulting from ineffective controls to monitor and associate the cost of bulk wine inventory with quantity or gallons sold or on hand.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 11, 2020, except for Note 3, Restatement, for which the date is April 13, 2021, on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BPM LLP
Santa Rosa, California
March 11, 2020, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls to monitor and associate the cost of bulk wine inventory with quantity or gallons sold or on hand, as to which the date is April 13, 2021.

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
Restatement
As described in Note 3 to the consolidated financial statements, the Company has restated its 2017 consolidated financial statements.
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

/s/ Moss Adams LLP
Santa Rosa, California
March 14, 2018, except for Note 3, for which the date is April 13, 2021
We served as the Company’s auditor from 2012 to 2018.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	As Restated
	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$12,986	$9,376
Investments available for sale	10,006	19,213
Accounts receivable, net	10,131	7,285
Inventory	69,464	74,313
Other current assets	1,904	1,955
Assets held for sale	2,383	638
Total current assets	106,874	112,780
Property and equipment, net	119,112	126,230
Goodwill	1,262	1,262
Intangible assets and other non-current assets, net	10,950	11,859
Total non-current assets	131,324	139,351
Total assets	$238,198	$252,131
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$10,368	$12,595
Customer deposits	405	375
Current portion of long-term debt, net of unamortized loan fees	1,127	1,125
Total current liabilities	11,900	14,095
Long-term debt, net of current portion and unamortized loan fees	21,054	22,180
Deferred tax liability, net	3,090	4,808
Other non-current liabilities	255	23
Total non-current liabilities	24,399	27,011
Total liabilities	36,299	41,106
Commitments and Contingencies (Note 16)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476
and 23,714,208 shares issued and outstanding at December 31, 2019 and 2018, respectively	232	237
Additional paid-in capital	277,522	277,520
Accumulated other comprehensive income (loss)	12	(19)
Accumulated deficit	(75,867)	(66,713)
Total equity	201,899	211,025
Total liabilities and equity	$238,198	$252,131

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	As Restated
	Year ended December 31,
	2019	2018	2017
Net sales	$67,135	$67,766	$63,222
Cost of sales	42,026	37,480	32,002
Gross profit	25,109	30,286	31,220
Operating expenses:
Sales and marketing	17,956	16,385	15,394
General and administrative	11,792	10,634	10,769
Total operating expenses	29,748	27,019	26,163
Net loss on disposals of property and equipment	203	176	204
Restructuring costs	76	1,348	—
Impairment charges	2,193	—	—
(Loss) income from operations	(7,111)	1,743	4,853
Other (expense) income:
Interest expense, net	(1,061)	(1,179)	(910)
Other income, net	433	797	586
Total other expense, net	(628)	(382)	(324)
(Loss) income before income tax (benefit) provision	(7,739)	1,361	4,529
Income tax (benefit) provision	(2,073)	366	(993)
Net (loss) income	$(5,666)	$995	$5,522
Basic and fully diluted weighted-average shares outstanding	23,513	23,897	23,997
Basic and fully diluted (loss) earnings per share	$(0.24)	$0.04	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	As Restated
	Year ended December 31,
	2019	2018	2017
Net (loss) income	$(5,666)	$995	$5,522
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of tax	31	4	(28)
Comprehensive (loss) income	$(5,635)	$999	$5,494

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	As Restated
	Year ended December 31,
	2019	2018	2017
Net cash flows from operating activities:
Net (loss) income	$(5,666)	$995	$5,522
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization of property and equipment	7,620	7,578	7,142
Amortization of intangible assets	1,287	1,399	1,558
Loss on write-down of inventory	2,038	555	254
Restructuring charges	76	1,348	—
Impairment charges	2,244	24	—
Net loss on disposal of property and equipment	203	176	204
Provision (benefit) for deferred income tax	(1,730)	337	(1,580)
Stock-based compensation	2	—	—
Net change in operating assets and liabilities:
Accounts receivable	(2,935)	(3,304)	1,073
Inventory	2,811	(994)	(8,111)
Other current assets	51	(627)	401
Other non-current assets	(377)	(2)	7
Accounts payable and accrued liabilities	(2,352)	1,404	(305)
Other operating assets	89	—	7
Other payables and accruals	281	(222)	248
Net cash provided by operating activities	3,642	8,667	6,420
Net cash flows from investing activities
Purchase of available for sale debt securities	(10,000)	(11,750)	(5,750)
Redemption of available for sale debt securities	19,250	12,500	9,500
Acquisition of property and equipment	(5,355)	(6,087)	(13,995)
Proceeds from disposals of property and equipment	818	99	42
Net cash provided by (used in) investing activities	4,713	(5,238)	(10,203)
Net cash flows from financing activities:
Proceeds from issuance of term loan	—	—	10,000
Principal payments on long-term debt	(1,140)	(1,140)	(765)
Payment of loan fees	—	(42)	(98)
Payment of contingent consideration	(112)	(141)	(357)
Repurchase of common stock	(3,493)	(2,522)	—
Net cash (used in) provided by financing activities	(4,745)	(3,845)	8,780
Net increase (decrease) in cash and cash equivalents	3,610	(416)	4,997
Cash and cash equivalents - beginning of year	9,376	9,792	4,795
Cash and cash equivalents - end of year	$12,986	$9,376	$9,792
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$1,313	$1,312	$831
Income tax payments, net	$—	$507	$—
Non-cash investing activity:
Unrealized holding gains (losses) on investments, net of tax	$31	$4	$(28)
Acquisition of property and equipment accrued but not yet paid	$157	$336	$264

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	As Restated
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2017	23,997,385	$240	$277,520	$5	$(70,200)	$207,565
Cumulative adjustment to accumulated deficit [1]	—	—	—	—	(511)	(511)
Net income	—	—	—	—	5,522	5,522
Other comprehensive loss	—	—	—	(28)	—	(28)
Balance, December 31, 2017	23,997,385	240	277,520	(23)	(65,189)	212,548
Net income	—	—	—	—	995	995
Other comprehensive income	—	—	—	4	—	4
Repurchase of common stock	(283,177)	(3)	—	—	(2,519)	(2,522)
Balance, December 31, 2018	23,714,208	237	277,520	(19)	(66,713)	211,025
Net loss	—	—	—	—	(5,666)	(5,666)
Other comprehensive income	—	—	—	31	—	31
Stock-based compensation	—	—	2	—	—	2
Repurchase of common stock	(470,732)	(5)	—	—	(3,488)	(3,493)
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(75,867)	$201,899

The accompanying notes are an integral part of these consolidated financial statements.

1 Cumulative adjustment to accumulated deficit balance made to the opening balance for the 2017 period as of January 1, 2017. See Note 3, Restatement of Previously Issued Consolidated Financial Statements, for additional information.

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

2.    Significant Accounting Policies

(a) Critical Accounting Estimates: The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates all of these estimates and assumptions. The following areas have been identified as critical accounting estimates because they have the potential to have a significant impact on the Company’s consolidated financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome will not be known until a later date. Actual results could differ from these estimates.

Change in Accounting Estimate - In a strategic effort to maximize asset utilization in 2019, the Company increased focus on supply chain management. The Company reduced planned bottling of bulk wine on hand in an effort to re-align supply with changes in forecasted demand. In the third quarter of 2019, the Company finalized a review of standard overhead applied to bulk wine inventory and bulk wine inventory reserves in the current market and subsequently increased its reserve estimate from 50% to 75% of total projected bulk wine sale losses. As a result of this change in estimate, bulk wine inventory was reduced by $1.2 million, resulting in a decrease to net income of $1.2 million or $0.05 per diluted share for fiscal year 2019.

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

(f) Property and equipment: Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated using the straight-line method over the related assets estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Costs incurred developing vineyards are capitalized until the vineyard becomes commercially productive. Interest is capitalized during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. During the years ended December 31, 2019, 2018, and 2017 capitalized interest was less than $0.1 million, $0.1 million, and $0.2 million, respectively.

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

For additional information on the Company's revenue recognition policies, refer to Note 4 “Revenue Recognition.”

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

The Company does not have any unrecognized tax benefits; however, if it did, the Company would record accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company records deferred income tax liabilities and assets as noncurrent in its consolidated balance sheets (see ‘Recent accounting pronouncements’ section within this footnote of Form 10-K/A for additional information on the adoption of this policy). See Note 13 for more detail on income tax for the Company.

(p) Recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standard Update ("ASU") 2018-13, Fair Value Measurement (Topic 820)	Improves the disclosures related to fair value by removing, modifying or adding disclosure requirements related to recurring and non-recurring fair value measurements.	January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements and does not predict there to be a material impact.
ASU 2017-04, Goodwill and Other (Topic 350)	Eliminates Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
		January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements and does not predict there to be a material impact.

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)	Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirement of capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license).	January 1, 2020, early adoption is permitted for the Company.	Management is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements and does not predict there to be a material impact.
Standards that were adopted
ASU 2016-02, Leases (Topic 842) (Subsequently updated with ASU 2018-01)	Increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.

January 1, 2019	The Company adopted ASU 2016-02 using the modified retrospective method in Q1 2019. The Company recognized a right-of-use asset and a lease liability associated with its long-term operating leases on the Company’s consolidated financial statements. See Note 16 “Commitments and Contingencies,” for further information.

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)	Allows the Company to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings.	January 1, 2019	The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

3.    Restatement of Previously Issued Consolidated Financial Statements

The Company has restated herein the consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017. The Company also restated impacted amounts within the accompanying notes to the consolidated financial statements, as applicable.

Restatement Background

In 2020, management began constructing a bulk wine inventory sub-ledger by individual lot. During this process improvement initiative, it was discovered that the Company's cost allocation process applied to historical vintages resulted in an overstatement of the inventory balance and understatement of cost of sales. It should be noted that the custody and recordkeeping of physical inventory have always been properly maintained through physical inventory counts and the restatement error is strictly related to the cost component.

As a result of the process above, management performed an additional bulk wine cost allocation analysis at the vintage and brand levels to identify costs related to historical vintages. Through the analysis, costs for each vintage were matched with the sales activity of bulk wine and cased goods, as well as inventory on hand to calculate the restatement impact for the years ended December 31, 2017, 2018, and 2019 and for the quarterly periods in 2020 and 2019. The cumulative impact of correcting misstatements in cost of sales for the periods prior to 2017 has been recorded as an increase to our opening accumulated deficit of approximately $0.5 million, as of January 1, 2017, the beginning of the earliest period presented in these consolidated financial statements. The impact of correcting the misstatements on the consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 are detailed below.

Description of Restatement Tables

The following tables present the impact of the adjustments described above to our previously reported consolidated balance sheets as of December 31, 2019 and 2018 and the consolidated statements of operations, comprehensive (loss) income, cash flows, and changes in equity for the years ended December 31, 2019, 2018 and 2017.

Following the restated consolidated financial statement tables, the Company presented reconciliations from the prior periods as previously reported to the restated amounts. The amounts as previously reported were derived from the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 12, 2020.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2019
	As previously reported	Restatement impacts	As restated
Assets
Current assets:
Cash and cash equivalents	$12,986	$—	$12,986
Investments available for sale	10,006	—	10,006
Accounts receivable, net	10,131	—	10,131
Inventory	73,498	(4,034)	69,464
Other current assets	1,904	—	1,904
Assets held for sale	2,383	—	2,383
Total current assets	110,908	(4,034)	106,874
Property and equipment, net	119,112	—	119,112
Goodwill	1,262	—	1,262
Intangible assets and other non-current assets, net	10,950	—	10,950
Total non-current assets	131,324	—	131,324
Total assets	$242,232	$(4,034)	$238,198
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$10,368	$—	$10,368
Customer deposits	405	—	405
Current portion of long-term debt, net of unamortized loan fees	1,127	—	1,127
Total current liabilities	11,900	—	11,900
Long-term debt, net of current portion and unamortized loan fees	21,054	—	21,054
Deferred tax liability, net	4,178	(1,088)	3,090
Other non-current liabilities	255	—	255
Total non-current liabilities	25,487	(1,088)	24,399
Total liabilities	37,387	(1,088)	36,299
Commitments and Contingencies (Note 16)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476 shares issued and outstanding at December 31, 2019	232	—	232
Additional paid-in capital	277,522	—	277,522
Accumulated other comprehensive income	12	—	12
Accumulated deficit	(72,921)	(2,946)	(75,867)
Total equity	204,845	(2,946)	201,899
Total liabilities and equity	$242,232	$(4,034)	$238,198

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2018
	As previously reported	Restatement impacts	As restated
Assets
Current assets:
Cash and cash equivalents	$9,376	$—	$9,376
Investments available for sale	19,213	—	19,213
Accounts receivable, net	7,285	—	7,285
Inventory	77,267	(2,954)	74,313
Other current assets	1,955	—	1,955
Assets held for sale	638	—	638
Total current assets	115,734	(2,954)	112,780
Property and equipment, net	126,230	—	126,230
Goodwill	1,262	—	1,262
Intangible assets and other non-current assets, net	11,859	—	11,859
Total non-current assets	139,351	—	139,351
Total assets	$255,085	$(2,954)	$252,131
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$12,595	$—	$12,595
Customer deposits	375	—	375
Current portion of long-term debt, net of unamortized loan fees	1,125	—	1,125
Total current liabilities	14,095	—	14,095
Long-term debt, net of current portion and unamortized loan fees	22,180	—	22,180
Deferred tax liability, net	5,608	(800)	4,808
Other non-current liabilities	23	—	23
Total non-current liabilities	27,811	(800)	27,011
Total liabilities	41,906	(800)	41,106
Commitments and Contingencies (Note 16)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,714,208 shares issued and outstanding at December 31, 2018	237	—	237
Additional paid-in capital	277,520	—	277,520
Accumulated other comprehensive loss	(19)	—	(19)
Accumulated deficit	(64,559)	(2,154)	(66,713)
Total equity	213,179	(2,154)	211,025
Total liabilities and equity	$255,085	$(2,954)	$252,131

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31, 2019
	As previously reported	Restatement impacts	As restated
Net sales	$67,135	$—	$67,135
Cost of sales	40,946	1,080	42,026
Gross profit	26,189	(1,080)	25,109
Operating expenses:
Sales and marketing	17,956	—	17,956
General and administrative	11,792	—	11,792
Total operating expenses	29,748	—	29,748
Net loss on disposals of property and equipment	203	—	203
Restructuring costs	76	—	76
Impairment charges	2,193	—	2,193
Loss from operations	(6,031)	(1,080)	(7,111)
Other (expense) income:
Interest expense, net	(1,061)	—	(1,061)
Other income, net	433	—	433
Total other expense, net	(628)	—	(628)
Loss before income tax benefit	(6,659)	(1,080)	(7,739)
Income tax benefit	(1,785)	(288)	(2,073)
Net loss	$(4,874)	$(792)	$(5,666)
Basic and fully diluted weighted-average shares outstanding	23,513	—	23,513
Basic and fully diluted loss per share	$(0.21)	$(0.03)	$(0.24)

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31, 2018
	As previously reported	Restatement impacts	As restated
Net sales	$67,766	$—	$67,766
Cost of sales	36,110	1,370	37,480
Gross profit	31,656	(1,370)	30,286
Operating expenses:
Sales and marketing	16,385	—	16,385
General and administrative	10,634	—	10,634
Total operating expenses	27,019	—	27,019
Net loss on disposals of property and equipment	176	—	176
Restructuring costs	1,348	—	1,348
Income from operations	3,113	(1,370)	1,743
Other (expense) income:
Interest expense, net	(1,179)	—	(1,179)
Other income, net	797	—	797
Total other expense, net	(382)	—	(382)
Income before income tax provision	2,731	(1,370)	1,361
Income tax provision	753	(387)	366
Net income	$1,978	$(983)	$995
Basic and fully diluted weighted-average shares outstanding	23,897	—	23,897
Basic and fully diluted earnings per share	$0.08	$(0.04)	$0.04

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31, 2017
	As previously reported	Restatement impacts	As restated
Net sales	$63,222	$—	$63,222
Cost of sales	31,257	745	32,002
Gross profit	31,965	(745)	31,220
Operating expenses:
Sales and marketing	15,394	—	15,394
General and administrative	10,769	—	10,769
Total operating expenses	26,163	—	26,163
Net loss on disposals of property and equipment	204	—	204
Income from operations	5,598	(745)	4,853
Other (expense) income:
Interest expense, net	(910)	—	(910)
Other income, net	586	—	586
Total other expense, net	(324)	—	(324)
Income before income tax benefit	5,274	(745)	4,529
Income tax benefit	(908)	(85)	(993)
Net income	$6,182	$(660)	$5,522
Basic and fully diluted weighted-average shares outstanding	23,997	—	23,997
Basic and fully diluted earnings per share	$0.26	$(0.03)	$0.23

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year ended December 31, 2019
	As previously reported	Restatement impacts	As restated
Net loss	$(4,874)	$(792)	$(5,666)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	31	—	31
Comprehensive loss	$(4,843)	$(792)	$(5,635)

	Year ended December 31, 2018
	As previously reported	Restatement impacts	As restated
Net income	$1,978	$(983)	$995
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	4	—	4
Comprehensive income	$1,982	$(983)	$999

	Year ended December 31, 2017
	As previously reported	Restatement impacts	As restated
Net income	$6,182	$(660)	$5,522
Other comprehensive loss:
Net unrealized holding losses on investments arising during the period, net of tax	(28)	—	(28)
Comprehensive income	$6,154	$(660)	$5,494

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31, 2019
	As previously reported	Restatement impacts	As restated
Net cash flows from operating activities:
Net loss	$(4,874)	$(792)	$(5,666)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	7,620	—	7,620
Amortization of intangible assets	1,287	—	1,287
Loss on write-down of inventory	2,038	—	2,038
Restructuring charges	76	—	76
Impairment charges	2,244	—	2,244
Net loss on disposal of property and equipment	203	—	203
Benefit for deferred income tax	(1,442)	(288)	(1,730)
Stock-based compensation	2	—	2
Net change in operating assets and liabilities:
Accounts receivable	(2,935)	—	(2,935)
Inventory	1,731	1,080	2,811
Other current assets	51	—	51
Other non-current assets	(377)	—	(377)
Accounts payable and accrued liabilities	(2,352)	—	(2,352)
Other operating assets	89	—	89
Other payables and accruals	281	—	281
Net cash provided by operating activities	3,642	—	3,642
Net cash flows from investing activities
Purchase of available for sale debt securities	(10,000)	—	(10,000)
Redemption of available for sale debt securities	19,250	—	19,250
Acquisition of property and equipment	(5,355)	—	(5,355)
Proceeds from disposals of property and equipment	818	—	818
Net cash provided by investing activities	4,713	—	4,713
Net cash flows from financing activities:
Principal payments on long-term debt	(1,140)	—	(1,140)
Payment of contingent consideration	(112)	—	(112)
Repurchase of common stock	(3,493)	—	(3,493)
Net cash used in financing activities	(4,745)	—	(4,745)
Net increase in cash and cash equivalents	3,610	—	3,610
Cash and cash equivalents - beginning of year	9,376	—	9,376
Cash and cash equivalents - end of year	$12,986	$—	$12,986
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$1,313	$—	$1,313
Income tax payments, net	$—	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$31	$—	$31
Acquisition of property and equipment accrued but not yet paid	$157	$—	$157

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31, 2018
	As previously reported	Restatement impacts	As restated
Net cash flows from operating activities:
Net income	$1,978	$(983)	$995
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	7,578	—	7,578
Amortization of intangible assets	1,399	—	1,399
Loss on write-down of inventory	555	—	555
Restructuring charges	1,348	—	1,348
Impairment charges	24	—	24
Net loss on disposal of property and equipment	176	—	176
Provision for deferred income tax	724	(387)	337
Net change in operating assets and liabilities:
Accounts receivable	(3,304)	—	(3,304)
Inventory	(2,364)	1,370	(994)
Other current assets	(627)	—	(627)
Other non-current assets	(2)	—	(2)
Accounts payable and accrued liabilities	1,404	—	1,404
Other payables and accruals	(222)	—	(222)
Net cash provided by operating activities	8,667	—	8,667
Net cash flows from investing activities
Purchase of available for sale debt securities	(11,750)	—	(11,750)
Redemption of available for sale debt securities	12,500	—	12,500
Acquisition of property and equipment	(6,087)	—	(6,087)
Proceeds from disposals of property and equipment	99	—	99
Net cash used in investing activities	(5,238)	—	(5,238)
Net cash flows from financing activities:
Principal payments on long-term debt	(1,140)	—	(1,140)
Payment of loan fees	(42)	—	(42)
Payment of contingent consideration	(141)	—	(141)
Repurchase of common stock	(2,522)	—	(2,522)
Net cash used in financing activities	(3,845)	—	(3,845)
Net decrease in cash and cash equivalents	(416)	—	(416)
Cash and cash equivalents - beginning of year	9,792	—	9,792
Cash and cash equivalents - end of year	$9,376	$—	$9,376
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$1,312	$—	$1,312
Income tax payments, net	$507	$—	$507
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$4	$—	$4
Acquisition of property and equipment accrued but not yet paid	$336	$—	$336

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31, 2017
	As previously reported	Restatement impacts	As restated
Net cash flows from operating activities:
Net income	$6,182	$(660)	$5,522
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	7,142	—	7,142
Amortization of intangible assets	1,558	—	1,558
Loss on write-down of inventory	254	—	254
Net loss on disposal of property and equipment	204	—	204
Benefit for deferred income tax	(1,495)	(85)	(1,580)
Net change in operating assets and liabilities:
Accounts receivable	1,073	—	1,073
Inventory	(8,856)	745	(8,111)
Other current assets	401	—	401
Other non-current assets	7	—	7
Accounts payable and accrued liabilities	(305)	—	(305)
Other operating assets	7	—	7
Other payables and accruals	248	—	248
Net cash provided by operating activities	6,420	—	6,420
Net cash flows from investing activities
Purchase of available for sale debt securities	(5,750)	—	(5,750)
Redemption of available for sale debt securities	9,500	—	9,500
Acquisition of property and equipment	(13,995)	—	(13,995)
Proceeds from disposals of property and equipment	42	—	42
Net cash used in investing activities	(10,203)	—	(10,203)
Net cash flows from financing activities:
Proceeds from issuance of term loan	10,000	—	10,000
Principal payments on long-term debt	(765)	—	(765)
Payment of loan fees	(98)	—	(98)
Payment of contingent consideration	(357)	—	(357)
Net cash provided by financing activities	8,780	—	8,780
Net increase in cash and cash equivalents	4,997	—	4,997
Cash and cash equivalents - beginning of year	4,795	—	4,795
Cash and cash equivalents - end of year	$9,792	$—	$9,792
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$831	$—	$831
Income tax payments, net	$—	$—	$—
Non-cash investing activity:
Unrealized holding losses on investments, net of tax	$(28)	$—	$(28)
Acquisition of property and equipment accrued but not yet paid	$264	$—	$264

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
As previously reported
Balance, January 1, 2017	23,997,385	$240	$277,520	$5	$(70,200)	$207,565
Net income	—	—	—	—	6,182	6,182
Other comprehensive loss	—	—	—	(28)	—	(28)
Balance, December 31, 2017	23,997,385	$240	$277,520	$(23)	$(64,018)	$213,719
Restatement impacts
Balance, January 1, 2017	—	$—	$—	$—	$—	$—
Cumulative adjustment to accumulated deficit [2]	—	—	—	—	(511)	(511)
Net income	—	—	—	—	(660)	(660)
Other comprehensive loss	—	—	—	—	—	—
Balance, December 31, 2017	—	$—	$—	$—	$(1,171)	$(1,171)
As restated
Balance, January 1, 2017	23,997,385	$240	$277,520	$5	$(70,200)	$207,565
Cumulative adjustment to accumulated deficit [2]	—	—	—	—	(511)	(511)
Net income	—	—	—	—	5,522	5,522
Other comprehensive loss	—	—	—	(28)	—	(28)
Balance, December 31, 2017	23,997,385	$240	$277,520	$(23)	$(65,189)	$212,548

2 Cumulative adjustment to accumulated deficit balance made to the opening balance for the 2017 period as of January 1, 2017 related to the restatement entries’ cumulative impact for periods prior to 2017.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
As previously reported
Balance, December 31, 2017	23,997,385	$240	$277,520	$(23)	$(64,018)	$213,719
Net income	—	—	—	—	1,978	1,978
Other comprehensive income	—	—	—	4	—	4
Repurchase of common stock	(283,177)	(3)	—	—	(2,519)	(2,522)
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(64,559)	$213,179
Restatement impacts
Balance, December 31, 2017	—	$—	$—	$—	$(1,171)	$(1,171)
Net income	—	—	—	—	(983)	(983)
Other comprehensive income	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Balance, December 31, 2018	—	$—	$—	$—	$(2,154)	$(2,154)
As restated
Balance, December 31, 2017	23,997,385	$240	$277,520	$(23)	$(65,189)	$212,548
Net income	—	—	—	—	995	995
Other comprehensive income	—	—	—	4	—	4
Repurchase of common stock	(283,177)	(3)	—	—	(2,519)	(2,522)
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(66,713)	$211,025

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
As previously reported
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(64,559)	$213,179
Net loss	—	—	—	—	(4,874)	(4,874)
Other comprehensive income	—	—	—	31	—	31
Stock-based compensation	—	—	2	—	—	2
Repurchase of common stock	(470,732)	(5)	—	—	(3,488)	(3,493)
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(72,921)	$204,845
Restatement impacts
Balance, December 31, 2018	—	$—	$—	$—	$(2,154)	$(2,154)
Net loss	—	—	—	—	(792)	(792)
Other comprehensive income	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Balance, December 31, 2019	—	$—	$—	$—	$(2,946)	$(2,946)
As restated
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(66,713)	$211,025
Net loss	—	—	—	—	(5,666)	(5,666)
Other comprehensive income	—	—	—	31	—	31
Stock-based compensation	—	—	2	—	—	2
Repurchase of common stock	(470,732)	(5)	—	—	(3,488)	(3,493)
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(75,867)	$201,899

4.     Revenue

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

Other

From time to time, the Company sells grapes or bulk wine because the wine does not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use. Grape and bulk sales are made under contracts with customers which include product specification requirements, pricing and payment terms. Payment terms under grape contracts are generally structured around the timing of the harvest of the grapes and are generally due 30 days from the time the grapes are delivered. Payment terms under bulk wine contracts are generally 30 days from the date of shipment and may include an upfront payment upon signing of the sales agreement. The Company transfers control and recognizes revenue for grape sales when product specification has been met and title to the grapes has transferred, which is generally on the date the grapes are harvested, weighed and shipped. The Company transfers control and recognizes revenue for bulk wine contracts upon shipment.

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

Refer to Note 15 “Business Segment Information,” for revenue by sales channel amounts for the years ended December 31, 2019, 2018, and 2017.

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

5.     Restructuring

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

A roll forward of the liability recognized related to restructuring activities as of December 31, 2019 is as follows (in thousands):

	Balance at December 31, 2018	Additions	Payments	Balance at December 31, 2019
Employee related restructuring activity	$556	$—	$(248)	$308

6.    Inventory

A summary of inventory at December 31, 2019 and 2018 is as follows (in thousands):

	As Restated
	December 31, 2019	December 31, 2018
Finished goods	$38,694	$38,158
In-process goods	30,102	35,237
Packaging and bottling supplies	668	918
Total inventory	$69,464	$74,313

7.    Property and Equipment

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

8.    Financial Instruments

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

9.    Intangible and Other Non-Current Assets

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

10.    Accounts Payable and Accrued Liabilities

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

11.    Debt

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “2013 Revolving Credit Facility”) with American AgCredit, FLCA, as agent for the lenders identified in the 2013 Revolving Credit Facility, comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. In March 2018, Crimson and its subsidiaries entered into the second amendment to the 2013 Revolving Credit Facility with American AgCredit, FLCA (the “Second Amendment”). The Second Amendment modified certain provisions of the 2013 Revolving Credit Facility, including, among other things, extending the Revolving Loan and Term Revolving Loan termination dates to March 31, 2023, extending the Term Revolving Loan conversion date to March 31, 2023 and extending the Term Revolving Loan maturity date to March 31, 2033.

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

12.    Stockholders’ Equity and Equity Incentive Plan

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

13.    Income Taxes

On December 22, 2017, the U.S. enacted tax legislation the Tax Cut and Jobs Act (Public Law 115-97, “TCJA” or “tax reform” or "Tax Act"), which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 34% to 21%, limiting the deductibility of interest expense; implementing full cost recovery, and imposing further limitations on meals and entertainment. We reasonably estimated the effects of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the Tax Act of approximately $2.7 million as a result of revaluing our net deferred tax liability. In 2018 and 2019, we completed our determination of the accounting implications of the U.S. Tax Act.

The provision (benefit) for income taxes for years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	As Restated
	2019	2018	2017
State income tax (benefit) provision
Current	$(27)	$90	$38
Deferred	(514)	46	410
Total state income tax (benefit) provision	(541)	136	448
Federal income tax (benefit) provision
Current	(328)	(64)	558
Deferred	(1,204)	294	(1,999)
Total federal income tax (benefit) provision	(1,532)	230	(1,441)
Total income tax (benefit) provision	$(2,073)	$366	$(993)

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

The principal components of deferred taxes at December 31, 2019 and 2018 are as follows (in thousands):

	As Restated
	2019	2018
Deferred tax asset
California NOL carryforward	$1,243	$867
Inventory	1,727	1,422
Federal NOL carryforward	1,538	212
Accrued vacation	167	171
Accrued severance	120	150
California alternative minimum tax credit	107	150
Other	38	77
Total deferred tax asset	4,940	3,049
Deferred tax liability
Inventory	—	—
Property and equipment	(6,889)	(6,966)
Intangible assets and goodwill	(1,032)	(814)
Other	(109)	(77)
Total deferred tax liability	(8,030)	(7,857)
Net deferred tax liability, non-current	$(3,090)	$(4,808)

As of December 31, 2019, the amount and expiration dates of the Company’s NOL carryforwards are as follows (in thousands):

Federal
Carried forward indefinitely	$6,302

State
2027-2039	$17,433

Under certain circumstances, the ability to use the NOL carryforwards and credits could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company’s certificate of incorporation includes a charter restriction that prohibits transfers of the Company’s common stock under certain circumstances.

The table below reconciles the expected statutory income tax rate to the actual income tax provision (benefit) (in thousands):

	As Restated
	2019	2018	2017
Expected federal income tax (benefit) expense	$(1,625)	$285	$1,540
State income tax (benefit) expense	(446)	93	279
Revaluation of deferred tax liability due to tax reform	—	—	(2,723)
Other, net	(2)	(12)	(89)
Total	$(2,073)	$366	$(993)

14.    Employee Benefit Plan

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The Company matches 25% of a participant’s salary deferral, subject to regulatory limitations. Total Company contributions to the plan were $0.3 million for each of the years ended December 31, 2019, 2018, and 2017.

15.    Business Segment Information

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income for the Company’s reportable segments for the years ended December 31, 2019, 2018, and 2017, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	As Restated
	Year Ended December 31,
	Wholesale			Direct to Consumer			Other/Non-Allocable			Total
(in thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net sales	$33,020	$34,673	$34,420	$26,839	$25,495	$24,220	$7,276	$7,598	$4,582	$67,135	$67,766	$63,222
Cost of sales	22,635	20,900	19,932	8,853	8,369	7,506	10,538	8,211	4,564	42,026	37,480	32,002
Gross profit (loss)	10,385	13,773	14,488	17,986	17,126	16,714	(3,262)	(613)	18	25,109	30,286	31,220
Operating expenses:
Sales and marketing	6,635	6,210	5,824	7,163	6,552	6,237	4,158	3,623	3,333	17,956	16,385	15,394
General and administrative	—	—	—	—	—	—	11,792	10,634	10,769	11,792	10,634	10,769
Total operating expenses	6,635	6,210	5,824	7,163	6,552	6,237	15,950	14,257	14,102	29,748	27,019	26,163
Net (gain) loss on disposal of property and equipment	(2)	—	—	—	—	—	205	176	204	203	176	204
Restructuring costs	—	—	—	—	—	—	76	1,348	—	76	1,348	—
Impairment charges	—	—	—	—	—	—	2,193	—	—	2,193	—	—
Income (loss) from operations	$3,752	$7,563	$8,664	$10,823	$10,574	$10,477	$(21,686)	$(16,394)	$(14,288)	$(7,111)	$1,743	$4,853

16.    Commitments and Contingencies

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

17.    Subsequent Events

None.