Form 10-Q/A
period 2020-03-31
Crimson Wine Group, Ltd
filed 2021-04-13
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1
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

On April 9, 2021 there were 23,243,476 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

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

Restatement

We are filing this Quarterly Report on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarterly period March 31, 2020, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 8, 2020 (the “Original Form 10-Q”). The purpose of this Quarterly Report on Form 10-Q/A is to restate our previously issued unaudited interim condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 contained in the Original Form 10-Q.

For the convenience of the reader, this Quarterly Report on Form 10-Q/A amends and restates the Original Form 10-Q in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. This Quarterly Report on Form 10-Q/A speaks as of the date of the Original Form 10-Q and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-Q other than those associated with the restatement of our consolidated financial statements.

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

As a result of the process above, management performed an additional bulk wine cost allocation analysis at the vintage and brand levels to identify costs related to historical vintages. Through the analysis, costs for each vintage were matched with the sales activity of bulk wine and cased goods, as well as inventory on hand to calculate the restatement impact for the years ended December 31, 2017, 2018, and 2019 and for the quarterly periods in 2020 and 2019. The cumulative impact of correcting misstatements in cost of sales for the periods prior to 2017 fiscal year has been recorded as an increase to the opening accumulated deficit as of January 1, 2017 as shown in the restated audited consolidated financial statements presented in the Form 10-K/A for the year ended December 31, 2019.

Restatement of Previously Issued Consolidated Financial Statements

As described above, this Quarterly Report on Form 10-Q/A includes unaudited restated consolidated financial statements as of March 31, 2020 and 2019. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for additional information.

The restatement impact increased previously reported net loss and basic and fully diluted loss per share (in thousands, except per share data) as follows:

Restatement impact (net change)	Three Months Ended March 31,
	2020	2019
Net loss	$(378)	$(153)
Basic and fully diluted loss per share	$(0.01)	$(0.01)

In addition, as mentioned above, the cumulative impact of correcting misstatements of cost of sales in periods prior to 2017 has been recorded as an increase to our opening accumulated deficit of approximately $0.5 million, as of January 1, 2017, the beginning of the earliest period presented in the Form 10-K/A for the year ended December 31, 2019.

Other Amended Filings

In addition to this Form 10-Q/A, we are concurrently filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2019 to restate our previously issued consolidated financial statements and related financial information and revise our previous conclusion with respect to the effectiveness of our internal control over financial reporting. We are also concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2020 and September 30, 2020 to restate our previously issued consolidated financial statements and related financial information presented therein and to revise our previous conclusion with respect to the effectiveness of our disclosure controls and procedures.

Control Considerations

In connection with the restatement, management has reassessed its conclusions regarding the effectiveness of our internal control over financial reporting as of March 31, 2020 and has determined that a material weakness in our internal control over financial reporting existed as of that date. As a result of the material weakness, our disclosure controls and procedures were not effective as of March 31, 2020. Management will be implementing changes to strengthen our internal controls and remediate the material weakness.

In accordance with applicable SEC rules, this Quarterly Report on Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as Principal Executive Officer) and our Chief Financial Officer (as Principal Financial Officer) dated as of the filing date of this Quarterly Report on Form 10-Q/A.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	As Restated
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,576	$12,986
Investments available for sale	10,275	10,006
Accounts receivable, net	7,714	10,131
Inventory	66,544	69,464
Other current assets	2,817	1,904
Assets held for sale	588	2,383
Total current assets	103,514	106,874
Property and equipment, net	117,692	119,112
Goodwill	1,262	1,262
Intangible and other non-current assets, net	10,582	10,950
Total non-current assets	129,536	131,324
Total assets	$233,050	$238,198
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,617	$10,368
Customer deposits	743	405
Current portion of long-term debt, net of unamortized loan fees	1,126	1,127
Total current liabilities	8,486	11,900
Long-term debt, net of current portion and unamortized loan fees	20,772	21,054
Deferred tax liability, net	3,095	3,090
Other non-current liabilities	221	255
Total non-current liabilities	24,088	24,399
Total liabilities	32,574	36,299
Commitments and contingencies (Note 14)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476 shares issued and outstanding at March 31, 2020 and December 31, 2019	232	232
Additional paid-in capital	277,529	277,522
Accumulated other comprehensive income	26	12
Accumulated deficit	(77,311)	(75,867)
Total equity	200,476	201,899
Total liabilities and equity	$233,050	$238,198

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	As Restated
	Three Months Ended March 31,
	2020	2019
Net sales	$14,470	$15,165
Cost of sales	9,022	8,918
Gross profit	5,448	6,247
Operating expenses:
Sales and marketing	3,951	4,324
General and administrative	3,082	2,787
Total operating expenses	7,033	7,111
Net gain on disposal of property and equipment	(14)	(77)
Restructuring costs	507	76
Loss from operations	(2,078)	(863)
Other (expense) income:
Interest expense, net	(323)	(321)
Other income (expense), net	167	(23)
Total other expense, net	(156)	(344)
Loss before income taxes	(2,234)	(1,207)
Income tax benefit	(790)	(349)
Net loss	$(1,444)	$(858)
Basic and fully diluted weighted-average shares outstanding	23,243	23,633
Basic and fully diluted loss per share	$(0.06)	$(0.04)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(In thousands)
(Unaudited)

	As Restated
	Three Months Ended March 31,
	2020	2019
Net loss	$(1,444)	$(858)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	14	19
Comprehensive loss	$(1,430)	$(839)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	As Restated
	Three Months Ended March 31,
	2020	2019
Net cash flows from operating activities:
Net loss	$(1,444)	$(858)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization of property and equipment	1,822	1,981
Amortization of intangible assets	321	323
Loss on write-down of inventory	219	106
Provision for doubtful accounts	68	—
Net gain on disposal of property and equipment	(14)	(77)
Restructuring charges	507	76
Impairment charges	—	50
Stock-based compensation	7	—
Net change in operating assets and liabilities:
Accounts receivable	2,349	1,891
Inventory	2,701	2,861
Other current assets	(913)	(710)
Other non-current assets	47	(303)
Accounts payable and accrued liabilities	(4,240)	(7,138)
Other payables and accruals	338	232
Other non-current liabilities	(34)	39
Net cash provided by (used in) operating activities	1,734	(1,527)
Net cash flows from investing activities:
Purchase of investments available for sale	(5,250)	(5,000)
Redemptions of investments available for sale	5,000	7,500
Acquisition of property and equipment	(453)	(1,197)
Proceeds from disposals of property and equipment	1,844	78
Net cash provided by investing activities	1,141	1,381
Net cash flows from financing activities:
Principal payments on long-term debt	(285)	(285)
Repurchase of common stock	—	(1,059)
Payment of contingent consideration	—	(112)
Net cash used in financing activities	(285)	(1,456)
Net increase (decrease) in cash and cash equivalents	2,590	(1,602)
Cash and cash equivalents - beginning of period	12,986	9,376
Cash and cash equivalents - end of period	$15,576	$7,774
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$327	$344
Income tax payments, net	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$14	$19
Acquisition of property and equipment accrued but not yet paid	$122	$50

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	As Restated
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(66,713)	$211,025
Net loss	—	—	—	—	(858)	(858)
Other comprehensive income	—	—	—	19	—	19
Repurchase of common stock	(130,686)	(1)	—	—	(1,058)	(1,059)
Balance, March 31, 2019	23,583,522	$236	$277,520	$—	$(68,629)	$209,127

Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(75,867)	$201,899
Net loss	—	—	—	—	(1,444)	(1,444)
Other comprehensive income	—	—	—	14	—	14
Stock-based compensation	—	—	7	—	—	7
Balance, March 31, 2020	23,243,476	$232	$277,529	$26	$(77,311)	$200,476

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2019, as filed with the SEC on Form 10-K/A (the “2019 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations.  The unaudited condensed consolidated balance sheet at December 31, 2019 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

Except as described below under Recent Accounting Pronouncements and in Note 14 “Commitments and Contingencies,” there were no changes to the Company’s significant accounting policies during the three months ended March 31, 2020. See Note 2 of the 2019 Report for a description of the Company’s significant accounting policies.

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

2.    Restatement of Previously Issued Consolidated Financial Statements

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

As a result of the process above, management performed an additional bulk wine cost allocation analysis at the vintage and brand levels to identify costs related to historical vintages. Through the analysis, costs for each vintage were matched with the sales activity of bulk wine and cased goods, as well as inventory on hand to calculate the restatement impact for the years ended December 31, 2017, 2018, and 2019 and for the quarterly periods in 2020 and 2019. The cumulative impact of correcting misstatements in cost of sales for the periods prior to 2017 has been recorded as an increase to our opening accumulated deficit of approximately $0.5 million, as of January 1, 2017, the beginning of the earliest period presented in the Form 10-K/A for the year ended December 31, 2019. In addition, the impact of correcting the misstatements on the consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 are reflected within the Form 10-K/A for the year ended December 31, 2019. The impact of correcting the misstatements on the unaudited restated consolidated financial statements for the three and six months ended June 30, 2020 and 2019 and the three and nine months ended September 30, 2020 and 2019 are reflected within the Form 10-Q/A for each of the respective periods.

Description of Restatement Tables

The following tables present the impact of the adjustments described above to our previously reported consolidated balance sheets as of March 31, 2020 and December 31, 2019 and the consolidated statements of operations, comprehensive loss, cash flows, and changes in equity for the three months ended March 31, 2020 and 2019.

Following the restated consolidated financial statement tables, the Company presented reconciliations from the prior periods as previously reported to the restated amounts. The amounts as previously reported were derived from the Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed on May 8, 2020.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	March 31, 2020
	As previously reported	Restatement impacts	As restated
Assets
Current assets:
Cash and cash equivalents	$15,576	$—	$15,576
Investments available for sale	10,275	—	10,275
Accounts receivable, net	7,714	—	7,714
Inventory	71,095	(4,551)	66,544
Other current assets	2,678	139	2,817
Assets held for sale	588	—	588
Total current assets	107,926	(4,412)	103,514
Property and equipment, net	117,692	—	117,692
Goodwill	1,262	—	1,262
Intangible assets and other non-current assets, net	10,582	—	10,582
Total non-current assets	129,536	—	129,536
Total assets	$237,462	$(4,412)	$233,050
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,617	$—	$6,617
Customer deposits	743	—	743
Current portion of long-term debt, net of unamortized loan fees	1,126	—	1,126
Total current liabilities	8,486	—	8,486
Long-term debt, net of current portion and unamortized loan fees	20,772	—	20,772
Deferred tax liability, net	4,183	(1,088)	3,095
Other non-current liabilities	221	—	221
Total non-current liabilities	25,176	(1,088)	24,088
Total liabilities	33,662	(1,088)	32,574
Commitments and Contingencies (Note 14)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476 shares issued and outstanding at March 31, 2020	232	—	232
Additional paid-in capital	277,529	—	277,529
Accumulated other comprehensive income	26	—	26
Accumulated deficit	(73,987)	(3,324)	(77,311)
Total equity	203,800	(3,324)	200,476
Total liabilities and equity	$237,462	$(4,412)	$233,050

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
Commitments and Contingencies (Note 14)
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

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2020
	As previously reported	Restatement impacts	As restated
Net sales	$14,470	$—	$14,470
Cost of sales	8,505	517	9,022
Gross profit	5,965	(517)	5,448
Operating expenses:
Sales and marketing	3,951	—	3,951
General and administrative	3,082	—	3,082
Total operating expenses	7,033	—	7,033
Net gain on disposal of property and equipment	(14)	—	(14)
Restructuring costs	507	—	507
Loss from operations	(1,561)	(517)	(2,078)
Other (expense) income:
Interest expense, net	(323)	—	(323)
Other income, net	167	—	167
Total other expense, net	(156)	—	(156)
Loss before income taxes	(1,717)	(517)	(2,234)
Income tax benefit	(651)	(139)	(790)
Net loss	$(1,066)	$(378)	$(1,444)
Basic and fully diluted weighted-average shares outstanding	23,243	—	23,243
Basic and fully diluted loss per share	$(0.05)	$(0.01)	$(0.06)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2019
	As previously reported	Restatement impacts	As restated
Net sales	$15,165	$—	$15,165
Cost of sales	8,708	210	8,918
Gross profit	6,457	(210)	6,247
Operating expenses:
Sales and marketing	4,324	—	4,324
General and administrative	2,787	—	2,787
Total operating expenses	7,111	—	7,111
Net gain on disposal of property and equipment	(77)	—	(77)
Restructuring costs	76	—	76
Loss from operations	(653)	(210)	(863)
Other expense:
Interest expense, net	(321)	—	(321)
Other expense, net	(23)	—	(23)
Total other expense, net	(344)	—	(344)
Loss before income taxes	(997)	(210)	(1,207)
Income tax benefit	(292)	(57)	(349)
Net loss	$(705)	$(153)	$(858)
Basic and fully diluted weighted-average shares outstanding	23,633	—	23,633
Basic and fully diluted loss per share	$(0.03)	$(0.01)	$(0.04)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020
	As previously reported	Restatement impacts	As restated
Net loss	$(1,066)	$(378)	$(1,444)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	14	—	14
Comprehensive loss	$(1,052)	$(378)	$(1,430)

	Three Months Ended March 31, 2019
	As previously reported	Restatement impacts	As restated
Net loss	$(705)	$(153)	$(858)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	19	—	19
Comprehensive loss	$(686)	$(153)	$(839)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020
	As previously reported	Restatement impacts	As restated
Net cash flows from operating activities:
Net loss	$(1,066)	$(378)	$(1,444)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	1,822	—	1,822
Amortization of intangible assets	321	—	321
Loss on write-down of inventory	219	—	219
Provision for doubtful accounts	68	—	68
Net gain on disposal of property and equipment	(14)	—	(14)
Restructuring charges	507	—	507
Stock-based compensation	7	—	7
Net change in operating assets and liabilities:
Accounts receivable	2,349	—	2,349
Inventory	2,184	517	2,701
Other current assets	(774)	(139)	(913)
Other non-current assets	47	—	47
Accounts payable and accrued liabilities	(4,240)	—	(4,240)
Other payables and accruals	338	—	338
Other non-current liabilities	(34)	—	(34)
Net cash provided by operating activities	1,734	—	1,734
Net cash flows from investing activities
Purchase of investments available for sale	(5,250)	—	(5,250)
Redemption of investments available for sale	5,000	—	5,000
Acquisition of property and equipment	(453)	—	(453)
Proceeds from disposals of property and equipment	1,844	—	1,844
Net cash provided by investing activities	1,141	—	1,141
Net cash flows from financing activities:
Principal payments on long-term debt	(285)	—	(285)
Net cash used in financing activities	(285)	—	(285)
Net increase in cash and cash equivalents	2,590	—	2,590
Cash and cash equivalents - beginning of period	12,986	—	12,986
Cash and cash equivalents - end of period	$15,576	$—	$15,576
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$327	$—	$327
Income tax payments, net	$—	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$14	$—	$14
Acquisition of property and equipment accrued but not yet paid	$122	$—	$122

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2019
	As previously reported	Restatement impacts	As restated
Net cash flows from operating activities:
Net loss	$(705)	$(153)	$(858)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	1,981	—	1,981
Amortization of intangible assets	323	—	323
Loss on write-down of inventory	106	—	106
Net gain on disposal of property and equipment	(77)	—	(77)
Restructuring charges	76	—	76
Impairment charges	50	—	50
Net change in operating assets and liabilities:
Accounts receivable	1,891	—	1,891
Inventory	2,651	210	2,861
Other current assets	(653)	(57)	(710)
Other non-current assets	(303)	—	(303)
Accounts payable and accrued liabilities	(7,138)	—	(7,138)
Other payables and accruals	232	—	232
Other non-current liabilities	39	—	39
Net cash used in operating activities	(1,527)	—	(1,527)
Net cash flows from investing activities
Purchase of investments available for sale	(5,000)	—	(5,000)
Redemption of investments available for sale	7,500	—	7,500
Acquisition of property and equipment	(1,197)	—	(1,197)
Proceeds from disposals of property and equipment	78	—	78
Net cash provided by investing activities	1,381	—	1,381
Net cash flows from financing activities:
Principal payments on long-term debt	(285)	—	(285)
Repurchase of common stock	(1,059)	—	(1,059)
Payment of contingent consideration	(112)	—	(112)
Net cash used in financing activities	(1,456)	—	(1,456)
Net decrease in cash and cash equivalents	(1,602)	—	(1,602)
Cash and cash equivalents - beginning of period	9,376	—	9,376
Cash and cash equivalents - end of period	$7,774	$—	$7,774
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$344	$—	$344
Income tax payments, net	$—	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$19	$—	$19
Acquisition of property and equipment accrued but not yet paid	$50	$—	$50

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
As previously reported
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(72,921)	$204,845
Net loss	—	—	—	—	(1,066)	(1,066)
Other comprehensive income	—	—	—	14	—	14
Stock-based compensation	—	—	7	—	—	7
Balance, March 31, 2020	23,243,476	$232	$277,529	$26	$(73,987)	$203,800
Restatement impacts
Balance, December 31, 2019	—	$—	$—	$—	$(2,946)	$(2,946)
Net loss	—	—	—	—	(378)	(378)
Other comprehensive income	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Balance, March 31, 2020	—	$—	$—	$—	$(3,324)	$(3,324)
As restated
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(75,867)	$201,899
Net loss	—	—	—	—	(1,444)	(1,444)
Other comprehensive income	—	—	—	14	—	14
Stock-based compensation	—	—	7	—	—	7
Balance, March 31, 2020	23,243,476	$232	$277,529	$26	$(77,311)	$200,476

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
As previously reported
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(64,559)	$213,179
Net loss	—	—	—	—	(705)	(705)
Other comprehensive income	—	—	—	19	—	19
Repurchase of common stock	(130,686)	(1)	—	—	(1,058)	(1,059)
Balance, March 31, 2019	23,583,522	$236	$277,520	$—	$(66,322)	$211,434
Restatement impacts
Balance, December 31, 2018	—	$—	$—	$—	$(2,154)	$(2,154)
Net loss	—	—	—	—	(153)	(153)
Other comprehensive income	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Balance, March 31, 2019	—	$—	$—	$—	$(2,307)	$(2,307)
As restated
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(66,713)	$211,025
Net loss	—	—	—	—	(858)	(858)
Other comprehensive income	—	—	—	19	—	19
Repurchase of common stock	(130,686)	(1)	—	—	(1,058)	(1,059)
Balance, March 31, 2019	23,583,522	$236	$277,520	$—	$(68,629)	$209,127

3.Revenue

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

Refer to Note 13, “Business Segment Information,” for revenue by sales channel amounts for the three months ended March 31, 2020 and 2019.

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

4.Restructuring

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

A roll forward of the liability recognized related to restructuring activities as of March 31, 2020 is as follows (in thousands):

	Balance at December 31, 2019	Additions	Payments	Balance at March 31, 2020
Employee related restructuring activity	$308	$367	$(225)	$450

5.Inventory

A summary of inventory at March 31, 2020 and December 31, 2019 is as follows (in thousands):

	As Restated
	March 31, 2020	December 31, 2019
Finished goods	$35,382	$38,694
In-process goods	30,450	30,102
Packaging and bottling supplies	712	668
Total inventory	$66,544	$69,464

6.Property and Equipment

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

7.Financial Instruments

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

As of March 31, 2020 and December 31, 2019, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of March 31, 2020, the Company has estimated the fair value of its outstanding debt to be approximately $23.7 million compared to its carrying value of $22.0 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of March 31, 2020 of 4.73% and 4.60% for the 2015 Term Loan and 2017 Term Loan, respectively, as further discussed in Note 10, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

8.Intangible and Other Non-Current Assets

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

9.Accounts Payable and Accrued Liabilities

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

10.Debt

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

11. Stockholders’ Equity and Equity Incentive Plan
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

12.Income Taxes
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

The Company’s effective tax rates for the three months ended March 31, 2020 and 2019 were 35.4% and 28.9%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2020 was primarily attributable to state income taxes and permanent items, which primarily consisted of meals and entertainment.

The Company does not have any amounts in its condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions as of March 31, 2020.

13.Business Segment Information

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

	As Restated
	Three Months Ended March 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$7,929	$8,494	$5,562	$5,300	$979	$1,371	$14,470	$15,165
Cost of sales	5,653	5,443	2,015	1,735	1,354	1,740	9,022	8,918
Gross profit (loss)	2,276	3,051	3,547	3,565	(375)	(369)	5,448	6,247
Operating expenses:
Sales and marketing	1,503	1,549	1,608	1,707	840	1,068	3,951	4,324
General and administrative	—	—	—	—	3,082	2,787	3,082	2,787
Total operating expenses	1,503	1,549	1,608	1,707	3,922	3,855	7,033	7,111
Net gain on disposal of property and equipment	—	—	—	—	(14)	(77)	(14)	(77)
Restructuring costs	—	—	—	—	507	76	507	76
Income (loss) from operations	$773	$1,502	$1,939	$1,858	$(4,790)	$(4,223)	$(2,078)	$(863)

14.Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K/A as filed with the SEC (the “2019 Report”).

Quantities or results referred to as “current quarter” and “current three-month period” refer to the three months ended March 31, 2020.

Cautionary Statement for Forward-Looking Information

This MD&A and other parts of this Quarterly Report on Form 10-Q/A contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, that include results of Crimson Wine Group, Ltd. and all of its subsidiaries further collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with GAAP for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q/A and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and our management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements.

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated our previously issued consolidated financial statements contained in this Quarterly Report on Form 10-Q/A. Refer to the “Explanatory Note” preceding Part I - Financial Information, for background on the restatement, the periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information for the three months ended March 31, 2020 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations, including but not limited to information within the Results of Operations and Liquidity and Capital Resources sections. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 1, Financial Statement Schedules and Footnotes, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

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

Gross Profit

	As Restated
	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$2,276	$3,051	$(775)	(25)%
Wholesale gross margin percentage	29%	36%
Direct to Consumer	3,547	3,565	(18)	(1)%
Direct to Consumer gross margin percentage	64%	67%
Other	(375)	(369)	(6)	(2)%
Total gross profit	$5,448	$6,247	$(799)	(13)%
Total gross margin percentage	38%	41%

Wholesale gross profit decreased $0.8 million, or 25%, in the current quarter as compared to the same quarter in 2019 primarily driven by the release of higher cost vintages, increased price support, and close out sales. Increased costs were primarily driven by higher fixed production costs, planned decreased production volumes in an effort to re-align supply with demand, and a lower crop yield on vintages sold. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 721 basis points primarily driven by increased cost of goods sold and increased price support compared to the same quarter in 2019.

Direct to Consumer gross profit was relatively flat in the current quarter as compared to the same quarter in 2019. Gross margin percentage decreased 349 basis points in the current quarter primarily driven by release of higher cost vintages compared to the same quarter in 2019.

Other includes a gross loss on bulk wine, grape sales, event fees and non-wine retail sales and was flat in the current quarter as compared to the same quarter in 2019.

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
Other (Expense) Income

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Change	% change
Interest expense, net	$(323)	$(321)	$(2)	(1)%
Other income (expense), net	167	(23)	190	826%
Total other (expense) income, net	$(156)	$(344)	$188	55%

Interest expense, net was flat in the current quarter compared to the same quarter in 2019.

Other income, net, increased by $0.2 million, or 826% in the current quarter as compared to the same quarter in 2019. The increase was primarily driven by the discontinuation of apple consignment sales, which yielded a loss, in the same quarter in 2019.

Income Tax Provision (As Restated)

The Company’s effective tax rates for the three months ended March 31, 2020 and 2019 were 35.4% and 28.9%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2020 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

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

Cash provided by operating activities (As restated)

Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2020, consisting primarily of $1.4 million of net loss adjusted for non-cash items totaling $2.4 million primarily consisting of depreciation, amortization, and loss on the write-down of inventory and $0.5 million of restructuring charges. The net cash inflow related to changes in operating assets and liabilities totaled $0.2 million.

Net cash used in operating activities was $1.5 million for the three months ended March 31, 2019, consisting primarily of $0.9 million of net loss adjusted for non-cash items totaling $2.4 million primarily consisting of depreciation, amortization, and loss on the write-down of inventory and $0.1 million of restructuring charges, partially offset by $3.1 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and expense accruals, partially offset by a decrease in inventory and accounts receivable. The decrease in accounts payable and expense accruals was primarily due to grower payments made in the current quarter for the 2018 harvest.

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

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

Except as disclosed in Note 1 of this Form 10-Q/A, there have been no material changes to the critical accounting policies and estimates previously disclosed in the 2019 Report.

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

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 due to the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

The Company did not have adequate controls in place to monitor and associate the cost of bulk wine inventory with quantity or gallons on hand. As a result, the cost related to certain bulk wine inventory was not properly transferred to bulk and bottled inventory accounts that would subsequently be relieved through sales transactions. This material weakness resulted in the restatement of our unaudited interim consolidated financial statements as of and for the three months ended March 31, 2020. It should be noted that the custody and recordkeeping of physical inventory have always been properly maintained through physical inventory counts and the restatement error is strictly related to the cost component.

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

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Other than as described in the Remediation of the Material Weakness section above, there has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our business could be adversely affected by a widespread outbreak of contagious disease, including the recent outbreak of the novel coronavirus, known as COVID-19, which has spread to many countries throughout the world. The effects of this outbreak on our business have included and could continue to include disruptions or restrictions on our employees’ ability to travel in affected regions, as well as temporary closures of our tasting rooms and temporary closures of the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and likely impact our results of operations. The extent to which the COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
10.1*	Severance Agreement dated February 6, 2020, by and between Crimson Wine Group, Ltd. And Michael Cekay (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 7, 2020).
10.2*	Promissory Note, dated April 20, 2020, by and between Crimson Wine Group, Ltd. and American AgCredit, PCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 4, 2020).
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Unaudited restated financial statements from the Quarterly Report on Form 10-Q/A of Crimson Wine Group, Ltd. for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Restated Condensed Consolidated Balance Sheets; (ii) the Restated Condensed Consolidated Statements of Loss; (iii) the Restated Condensed Consolidated Statements of Comprehensive Income (iv) the Restated Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Restated Interim Condensed Consolidated Financial Statements.
104**	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2020, formatted in Inline XBRL.

* Incorporated by reference
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	April 13, 2021	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer