Form 10-Q/A
period 2020-06-30
Crimson Wine Group, Ltd
filed 2021-04-13
CIK 1562151

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

Restatement

We are filing this Quarterly Report on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarterly period June 30, 2020, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 7, 2020 (the “Original Form 10-Q”). The purpose of this Quarterly Report on Form 10-Q/A is to restate our previously issued unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 contained in the Original Form 10-Q.

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

Restatement of Previously Issued Consolidated Financial Statements

As described above, this Quarterly Report on Form 10-Q/A includes unaudited restated consolidated financial statements as of June 30, 2020 and 2019. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for additional information.

The restatement impact increased previously reported net loss and basic and fully diluted loss per share (in thousands, except per share data) as follows:

Restatement impact (net change)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(225)	$(301)	$(603)	$(454)
Basic and fully diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

In addition, as mentioned above, the cumulative impact of correcting misstatements of cost of sales in periods prior to 2017 has been recorded as an increase to our opening accumulated deficit of approximately $0.5 million, as of January 1, 2017, the beginning of the earliest period presented in the Form 10-K/A for the year ended December 31, 2019.

Other Amended Filings

In addition to this Form 10-Q/A, we are concurrently filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2019 to restate our previously issued consolidated financial statements and related financial information and revise our previous conclusion with respect to the effectiveness of our internal control over financial reporting. We are also concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and September 30, 2020 to restate our previously issued consolidated financial statements and related financial information presented therein and to revise our previous conclusion with respect to the effectiveness of our disclosure controls and procedures.

Control Considerations

In connection with the restatement, management has reassessed its conclusions regarding the effectiveness of our internal control over financial reporting as of June 30, 2020 and has determined that a material weakness in our internal control over financial reporting existed as of that date. As a result of the material weakness, our disclosure controls and procedures were not effective as of June 30, 2020. Management will be implementing changes to strengthen our internal controls and remediate the material weakness.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	As Restated
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$20,862	$12,986
Investments available for sale	9,796	10,006
Accounts receivable, net	6,483	10,131
Inventory	65,768	69,464
Other current assets	3,062	1,904
Assets held for sale	588	2,383
Total current assets	106,559	106,874
Property and equipment, net	116,657	119,112
Goodwill	1,262	1,262
Intangible and other non-current assets, net	10,213	10,950
Total non-current assets	128,132	131,324
Total assets	$234,691	$238,198
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,797	$10,368
Customer deposits	600	405
Current portion of long-term debt, net of unamortized loan fees	2,539	1,127
Total current liabilities	9,936	11,900
Long-term debt, net of current portion and unamortized loan fees	22,613	21,054
Deferred tax liability, net	3,101	3,090
Other non-current liabilities	184	255
Total non-current liabilities	25,898	24,399
Total liabilities	35,834	36,299
Commitments and contingencies (Note 14)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476 shares issued and outstanding at June 30, 2020 and December 31, 2019	232	232
Additional paid-in capital	277,536	277,522
Accumulated other comprehensive income	41	12
Accumulated deficit	(78,952)	(75,867)
Total equity	198,857	201,899
Total liabilities and equity	$234,691	$238,198

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	As Restated
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$13,585	$16,355	$28,055	$31,520
Cost of sales	8,726	8,858	17,748	17,776
Gross profit	4,859	7,497	10,307	13,744
Operating expenses:
Sales and marketing	3,462	4,745	7,413	9,069
General and administrative	2,631	3,289	5,713	6,076
Total operating expenses	6,093	8,034	13,126	15,145
Net loss (gain) on disposal of property and equipment	191	46	177	(31)
Restructuring costs	803	—	1,310	76
Impairment charges	—	1,235	—	1,235
Loss from operations	(2,228)	(1,818)	(4,306)	(2,681)
Other (expense) income:
Interest expense, net	(114)	(42)	(437)	(363)
Other income, net	119	130	286	107
Total other income (expense), net	5	88	(151)	(256)
Loss before income taxes	(2,223)	(1,730)	(4,457)	(2,937)
Income tax benefit	(582)	(551)	(1,372)	(900)
Net loss	$(1,641)	$(1,179)	$(3,085)	$(2,037)
Basic and fully diluted weighted-average shares outstanding	23,243	23,538	23,243	23,585
Basic and fully diluted loss per share	$(0.07)	$(0.05)	$(0.13)	$(0.09)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(In thousands)
(Unaudited)

	As Restated
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(1,641)	$(1,179)	$(3,085)	$(2,037)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	15	18	29	37
Comprehensive loss	$(1,626)	$(1,161)	$(3,056)	$(2,000)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	As Restated
	Six Months Ended June 30,
	2020	2019
Net cash flows from operating activities:
Net loss	$(3,085)	$(2,037)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	3,630	3,932
Amortization of intangible assets	643	643
Loss on write-down of inventory	690	129
Provision for doubtful accounts	98	—
Net loss (gain) on disposal of property and equipment	177	(31)
Restructuring charges	1,310	76
Impairment charges	—	1,285
Stock-based compensation	14	—
Net change in operating assets and liabilities:
Accounts receivable	3,550	2,003
Inventory	3,006	3,438
Other current assets	(1,158)	(884)
Other non-current assets	94	(241)
Accounts payable and accrued liabilities	(4,833)	(5,670)
Other payables and accruals	201	180
Other non-current liabilities	(71)	(23)
Net cash provided by operating activities	4,266	2,800
Net cash flows from investing activities:
Purchase of investments available for sale	(8,000)	(8,000)
Redemptions of investments available for sale	8,250	12,500
Acquisition of property and equipment	(1,461)	(2,093)
Proceeds from disposals of property and equipment	1,856	121
Net cash provided by investing activities	645	2,528
Net cash flows from financing activities:
Proceeds from PPP term loan	3,820	—
Principal payments on long-term debt	(855)	(570)
Repurchase of common stock	—	(1,488)
Payment of contingent consideration	—	(112)
Net cash provided by (used in) financing activities	2,965	(2,170)
Net increase in cash and cash equivalents	7,876	3,158
Cash and cash equivalents - beginning of period	12,986	9,376
Cash and cash equivalents - end of period	$20,862	$12,534
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$929	$758
Income tax payments, net	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$29	$37
Acquisition of property and equipment accrued but not yet paid	$112	$444

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	As Restated
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Three Months Ended June 30, 2020
Balance, March 31, 2020	23,243,476	$232	$277,529	$26	$(77,311)	$200,476
Net loss	—	—	—	—	(1,641)	(1,641)
Other comprehensive income	—	—	—	15	—	15
Stock-based compensation	—	—	7	—	—	7
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(78,952)	$198,857
Three Months Ended June 30, 2019
Balance, March 31, 2019	23,583,522	$236	$277,520	$—	$(68,629)	$209,127
Net loss	—	—	—	—	(1,179)	(1,179)
Other comprehensive income	—	—	—	18	—	18
Repurchase of common stock	(56,838)	(1)	—	—	(428)	(429)
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(70,236)	$207,537
Six Months Ended June 30, 2020
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(75,867)	$201,899
Net loss	—	—	—	—	(3,085)	(3,085)
Other comprehensive income	—	—	—	29	—	29
Stock-based compensation	—	—	14	—	—	14
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(78,952)	$198,857
Six Months Ended June 30, 2019
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(66,713)	$211,025
Net loss	—	—	—	—	(2,037)	(2,037)
Other comprehensive income	—	—	—	37	—	37
Repurchase of common stock	(187,524)	(2)	—	—	(1,486)	(1,488)
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(70,236)	$207,537

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

As a result of the process above, management performed an additional bulk wine cost allocation analysis at the vintage and brand levels to identify costs related to historical vintages. Through the analysis, costs for each vintage were matched with the sales activity of bulk wine and cased goods, as well as inventory on hand to calculate the restatement impact for the years ended December 31, 2017, 2018, and 2019 and for the quarterly periods in 2020 and 2019. The cumulative impact of correcting misstatements in cost of sales for the periods prior to 2017 has been recorded as an increase to our opening accumulated deficit of approximately $0.5 million, as of January 1, 2017, the beginning of the earliest period presented in the Form 10-K/A for the year ended December 31, 2019. In addition, the impact of correcting the misstatements on the consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 are reflected within the Form 10-K/A for the year ended December 31, 2019. The impact of correcting the misstatements on the unaudited restated consolidated financial statements for the three months ended March 31, 2020 and 2019 and the three and nine months ended September 30, 2020 and 2019 are reflected within the Form 10-Q/A for each of the respective periods.

Description of Restatement Tables

The following tables present the impact of the adjustments described above to our previously reported consolidated balance sheets as of June 30, 2020 and December 31, 2019 and the consolidated statements of operations, comprehensive loss, cash flows, and changes in equity for the three and six months ended June 30, 2020 and 2019.

Following the restated consolidated financial statement tables, the Company presented reconciliations from the prior periods as previously reported to the restated amounts. The amounts as previously reported were derived from the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 filed on August 7, 2020.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	June 30, 2020
	As previously reported	Restatement impacts	As restated
Assets
Current assets:
Cash and cash equivalents	$20,862	$—	$20,862
Investments available for sale	9,796	—	9,796
Accounts receivable, net	6,483	—	6,483
Inventory	70,628	(4,860)	65,768
Other current assets	2,839	223	3,062
Assets held for sale	588	—	588
Total current assets	111,196	(4,637)	106,559
Property and equipment, net	116,657	—	116,657
Goodwill	1,262	—	1,262
Intangible assets and other non-current assets, net	10,213	—	10,213
Total non-current assets	128,132	—	128,132
Total assets	$239,328	$(4,637)	$234,691
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,797	$—	$6,797
Customer deposits	600	—	600
Current portion of long-term debt, net of unamortized loan fees	2,539	—	2,539
Total current liabilities	9,936	—	9,936
Long-term debt, net of current portion and unamortized loan fees	22,613	—	22,613
Deferred tax liability, net	4,189	(1,088)	3,101
Other non-current liabilities	184	—	184
Total non-current liabilities	26,986	(1,088)	25,898
Total liabilities	36,922	(1,088)	35,834
Commitments and Contingencies (Note 14)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476 shares issued and outstanding at June 30, 2020	232	—	232
Additional paid-in capital	277,536	—	277,536
Accumulated other comprehensive income	41	—	41
Accumulated deficit	(75,403)	(3,549)	(78,952)
Total equity	202,406	(3,549)	198,857
Total liabilities and equity	$239,328	$(4,637)	$234,691

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

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2020
	As previously reported	Restatement impacts	As restated
Net sales	$13,585	$—	$13,585
Cost of sales	8,417	309	8,726
Gross profit	5,168	(309)	4,859
Operating expenses:
Sales and marketing	3,462	—	3,462
General and administrative	2,631	—	2,631
Total operating expenses	6,093	—	6,093
Net loss on disposal of property and equipment	191	—	191
Restructuring costs	803	—	803
Loss from operations	(1,919)	(309)	(2,228)
Other (expense) income:
Interest expense, net	(114)	—	(114)
Other income, net	119	—	119
Total other income, net	5	—	5
Loss before income taxes	(1,914)	(309)	(2,223)
Income tax benefit	(498)	(84)	(582)
Net loss	$(1,416)	$(225)	$(1,641)
Basic and fully diluted weighted-average shares outstanding	23,243	—	23,243
Basic and fully diluted loss per share	$(0.06)	$(0.01)	$(0.07)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2019
	As previously reported	Restatement impacts	As restated
Net sales	$16,355	$—	$16,355
Cost of sales	8,445	413	8,858
Gross profit	7,910	(413)	7,497
Operating expenses:
Sales and marketing	4,745	—	4,745
General and administrative	3,289	—	3,289
Total operating expenses	8,034	—	8,034
Net loss on disposal of property and equipment	46	—	46
Impairment charges	1,235	—	1,235
Loss from operations	(1,405)	(413)	(1,818)
Other (expense) income:
Interest expense, net	(42)	—	(42)
Other income, net	130	—	130
Total other income, net	88	—	88
Loss before income taxes	(1,317)	(413)	(1,730)
Income tax benefit	(439)	(112)	(551)
Net loss	$(878)	$(301)	$(1,179)
Basic and fully diluted weighted-average shares outstanding	23,538	—	23,538
Basic and fully diluted loss per share	$(0.04)	$(0.01)	$(0.05)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2020
	As previously reported	Restatement impacts	As restated
Net sales	$28,055	$—	$28,055
Cost of sales	16,922	826	17,748
Gross profit	11,133	(826)	10,307
Operating expenses:
Sales and marketing	7,413	—	7,413
General and administrative	5,713	—	5,713
Total operating expenses	13,126	—	13,126
Net loss on disposal of property and equipment	177	—	177
Restructuring costs	1,310	—	1,310
Loss from operations	(3,480)	(826)	(4,306)
Other (expense) income:
Interest expense, net	(437)	—	(437)
Other income, net	286	—	286
Total other expense, net	(151)	—	(151)
Loss before income taxes	(3,631)	(826)	(4,457)
Income tax benefit	(1,149)	(223)	(1,372)
Net loss	$(2,482)	$(603)	$(3,085)
Basic and fully diluted weighted-average shares outstanding	23,243	—	23,243
Basic and fully diluted loss per share	$(0.11)	$(0.02)	$(0.13)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2019
	As previously reported	Restatement impacts	As restated
Net sales	$31,520	$—	$31,520
Cost of sales	17,153	623	17,776
Gross profit	14,367	(623)	13,744
Operating expenses:
Sales and marketing	9,069	—	9,069
General and administrative	6,076	—	6,076
Total operating expenses	15,145	—	15,145
Net gain on disposal of property and equipment	(31)	—	(31)
Restructuring costs	76	—	76
Impairment charges	1,235	—	1,235
Loss from operations	(2,058)	(623)	(2,681)
Other (expense) income:
Interest expense, net	(363)	—	(363)
Other income, net	107	—	107
Total other expense, net	(256)	—	(256)
Loss before income taxes	(2,314)	(623)	(2,937)
Income tax benefit	(731)	(169)	(900)
Net loss	$(1,583)	$(454)	$(2,037)
Basic and fully diluted weighted-average shares outstanding	23,585	—	23,585
Basic and fully diluted loss per share	$(0.07)	$(0.02)	$(0.09)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2020
	As previously reported	Restatement impacts	As restated
Net loss	$(1,416)	$(225)	$(1,641)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	15	—	15
Comprehensive loss	$(1,401)	$(225)	$(1,626)

	Three Months Ended June 30, 2019
	As previously reported	Restatement impacts	As restated
Net loss	$(878)	$(301)	$(1,179)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	18	—	18
Comprehensive loss	$(860)	$(301)	$(1,161)

	Six Months Ended June 30, 2020
	As previously reported	Restatement impacts	As restated
Net loss	$(2,482)	$(603)	$(3,085)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	29	—	29
Comprehensive loss	$(2,453)	$(603)	$(3,056)

	Six Months Ended June 30, 2019
	As previously reported	Restatement impacts	As restated
Net loss	$(1,583)	$(454)	$(2,037)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	37	—	37
Comprehensive loss	$(1,546)	$(454)	$(2,000)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2020
	As previously reported	Restatement impacts	As restated
Net cash flows from operating activities:
Net loss	$(2,482)	$(603)	$(3,085)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	3,630	—	3,630
Amortization of intangible assets	643	—	643
Loss on write-down of inventory	690	—	690
Provision for doubtful accounts	98	—	98
Net loss on disposal of property and equipment	177	—	177
Restructuring charges	1,310	—	1,310
Stock-based compensation	14	—	14
Net change in operating assets and liabilities:
Accounts receivable	3,550	—	3,550
Inventory	2,180	826	3,006
Other current assets	(935)	(223)	(1,158)
Other non-current assets	94	—	94
Accounts payable and accrued liabilities	(4,833)	—	(4,833)
Other payables and accruals	201	—	201
Other non-current liabilities	(71)	—	(71)
Net cash provided by operating activities	4,266	—	4,266
Net cash flows from investing activities:
Purchase of investments available for sale	(8,000)	—	(8,000)
Redemptions of investments available for sale	8,250	—	8,250
Acquisition of property and equipment	(1,461)	—	(1,461)
Proceeds from disposals of property and equipment	1,856	—	1,856
Net cash provided by investing activities	645	—	645
Net cash flows from financing activities:
Proceeds from PPP term loan	3,820	—	3,820
Principal payments on long-term debt	(855)	—	(855)
Net cash provided by financing activities	2,965	—	2,965
Net increase in cash and cash equivalents	7,876	—	7,876
Cash and cash equivalents - beginning of period	12,986	—	12,986
Cash and cash equivalents - end of period	$20,862	$—	$20,862
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$929	$—	$929
Income tax payments, net	$—	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$29	$—	$29
Acquisition of property and equipment accrued but not yet paid	$112	$—	$112

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2019
	As previously reported	Restatement impacts	As restated
Net cash flows from operating activities:
Net loss	$(1,583)	$(454)	$(2,037)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	3,932	—	3,932
Amortization of intangible assets	643	—	643
Loss on write-down of inventory	129	—	129
Net gain on disposal of property and equipment	(31)	—	(31)
Restructuring charges	76	—	76
Impairment charges	1,285	—	1,285
Net change in operating assets and liabilities:
Accounts receivable	2,003	—	2,003
Inventory	2,815	623	3,438
Other current assets	(715)	(169)	(884)
Other non-current assets	(241)	—	(241)
Accounts payable and accrued liabilities	(5,670)	—	(5,670)
Other payables and accruals	180	—	180
Other non-current liabilities	(23)	—	(23)
Net cash provided by operating activities	2,800	—	2,800
Net cash flows from investing activities
Purchase of investments available for sale	(8,000)	—	(8,000)
Redemptions of investments available for sale	12,500	—	12,500
Acquisition of property and equipment	(2,093)	—	(2,093)
Proceeds from disposals of property and equipment	121	—	121
Net cash provided by investing activities	2,528	—	2,528
Net cash flows from financing activities:
Principal payments on long-term debt	(570)	—	(570)
Repurchase of common stock	(1,488)	—	(1,488)
Payment on contingent consideration	(112)	—	(112)
Net cash used in financing activities	(2,170)	—	(2,170)
Net increase in cash and cash equivalents	3,158	—	3,158
Cash and cash equivalents - beginning of period	9,376	—	9,376
Cash and cash equivalents - end of period	$12,534	$—	$12,534
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$758	$—	$758
Income tax payments, net	$—	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$37	$—	$37
Acquisition of property and equipment accrued but not yet paid	$444	$—	$444

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
As previously reported
Balance, March 31, 2020	23,243,476	$232	$277,529	$26	$(73,987)	$203,800
Net loss	—	—	—	—	(1,416)	(1,416)
Other comprehensive income	—	—	—	15	—	15
Stock-based compensation	—	—	7	—	—	7
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(75,403)	$202,406
Restatement impacts
Balance, March 31, 2020	—	$—	$—	$—	$(3,324)	$(3,324)
Net loss	—	—	—	—	(225)	(225)
Other comprehensive income	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Balance, June 30, 2020	—	$—	$—	$—	$(3,549)	$(3,549)
As restated
Balance, March 31, 2020	23,243,476	$232	$277,529	$26	$(77,311)	$200,476
Net loss	—	—	—	—	(1,641)	(1,641)
Other comprehensive income	—	—	—	15	—	15
Stock-based compensation	—	—	7	—	—	7
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(78,952)	$198,857

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
As previously reported
Balance, March 31, 2019	23,583,522	$236	$277,520	$—	$(66,322)	$211,434
Net loss	—	—	—	—	(878)	(878)
Other comprehensive income	—	—	—	18	—	18
Repurchase of common stock	(56,838)	(1)	—	—	(428)	(429)
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(67,628)	$210,145
Restatement impacts
Balance, March 31, 2019	—	$—	$—	$—	$(2,307)	$(2,307)
Net loss	—	—	—	—	(301)	(301)
Other comprehensive income	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Balance, June 30, 2019	—	$—	$—	$—	$(2,608)	$(2,608)
As restated
Balance, March 31, 2019	23,583,522	$236	$277,520	$—	$(68,629)	$209,127
Net loss	—	—	—	—	(1,179)	(1,179)
Other comprehensive income	—	—	—	18	—	18
Repurchase of common stock	(56,838)	(1)	—	—	(428)	(429)
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(70,236)	$207,537

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
As previously reported
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(72,921)	$204,845
Net loss	—	—	—	—	(2,482)	(2,482)
Other comprehensive income	—	—	—	29	—	29
Stock-based compensation	—	—	14	—	—	14
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(75,403)	$202,406
Restatement impacts
Balance, December 31, 2019	—	$—	$—	$—	$(2,946)	$(2,946)
Net loss	—	—	—	—	(603)	(603)
Other comprehensive income	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Balance, June 30, 2020	—	$—	$—	$—	$(3,549)	$(3,549)
As restated
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(75,867)	$201,899
Net loss	—	—	—	—	(3,085)	(3,085)
Other comprehensive income	—	—	—	29	—	29
Stock-based compensation	—	—	14	—	—	14
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(78,952)	$198,857

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
As previously reported
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(64,559)	$213,179
Net loss	—	—	—	—	(1,583)	(1,583)
Other comprehensive income	—	—	—	37	—	37
Repurchase of common stock	(187,524)	(2)	—	—	(1,486)	(1,488)
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(67,628)	$210,145
Restatement impacts
Balance, December 31, 2018	—	$—	$—	$—	$(2,154)	$(2,154)
Net loss	—	—	—	—	(454)	(454)
Other comprehensive income	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Balance, June 30, 2019	—	$—	$—	$—	$(2,608)	$(2,608)
As restated
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(66,713)	$211,025
Net loss	—	—	—	—	(2,037)	(2,037)
Other comprehensive income	—	—	—	37	—	37
Repurchase of common stock	(187,524)	(2)	—	—	(1,486)	(1,488)
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(70,236)	$207,537

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

A roll forward of the liability recognized related to restructuring activities as of June 30, 2020 is as follows (in thousands):

	Balance at December 31, 2019	Additions	Payments	Balance at June 30, 2020
Employee related restructuring activity	$308	$1,129	$(499)	$938

5.Inventory

A summary of inventory at June 30, 2020 and December 31, 2019 is as follows (in thousands):

	As Restated
	June 30, 2020	December 31, 2019
Finished goods	$37,791	$38,694
In-process goods	26,462	30,102
Packaging and bottling supplies	1,515	668
Total inventory	$65,768	$69,464

6.Property and Equipment

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

As of June 30, 2020 and December 31, 2019, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of June 30, 2020, the Company has estimated the fair value of its outstanding debt to be approximately $29.2 million compared to its carrying value of $25.3 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of June 30, 2020 of 4.00%, 3.78%, and 1.00% for the 2015 Term Loan, 2017 Term Loan, and 2020 PPP Term Loan respectively, as further discussed in Note 10, “Debt.”

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

In April 2020, the Company successfully secured a $3.8 million PPP loan. Under the CARES Act, the loan is eligible for forgiveness for the portion used to cover payroll costs and other specified non-payroll costs, including interest on mortgage obligations, rent and utilities (provided any non-payroll costs do not exceed 40% of the forgiven amount) over an eight-week or 24-week period after the loan is made if employee and compensation levels are maintained. The Company intends to apply for forgiveness of amounts received under the PPP in accordance with the requirements of the CARES Act, as amended. Any loan amounts forgiven will be removed from liabilities recorded. While the Company used the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that it will be eligible for forgiveness of the PPP Loan, in full or in part.

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

The Company’s effective tax rates for the three months ended June 30, 2020 and 2019 were 26.2% and 31.8%, respectively. The Company’s effective tax rates for the six months ended June 30, 2020 and 2019 were 30.8% and 30.6%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2020 was primarily attributable to state income taxes and permanent items, which primarily consisted of meals and entertainment.

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

	As Restated
	Three Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$7,638	$8,080	$5,712	$7,011	$235	$1,264	$13,585	$16,355
Cost of sales	5,280	5,053	2,456	2,193	990	1,612	8,726	8,858
Gross profit (loss)	2,358	3,027	3,256	4,818	(755)	(348)	4,859	7,497
Operating expenses:
Sales and marketing	1,175	1,762	1,461	1,960	826	1,023	3,462	4,745
General and administrative	—	—	—	—	2,631	3,289	2,631	3,289
Total operating expenses	1,175	1,762	1,461	1,960	3,457	4,312	6,093	8,034
Net loss on disposal of property and equipment	—	—	—	—	191	46	191	46
Restructuring costs	—	—	—	—	803	—	803	—
Impairment charges	—	—	—	—	—	1,235	—	1,235
Income (loss) from operations	$1,183	$1,265	$1,795	$2,858	$(5,206)	$(5,941)	$(2,228)	$(1,818)

	As Restated
	Six Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$15,567	$16,574	$11,274	$12,311	$1,214	$2,635	$28,055	$31,520
Cost of sales	10,933	10,496	4,471	3,928	2,344	3,352	17,748	17,776
Gross profit (loss)	4,634	6,078	6,803	8,383	(1,130)	(717)	10,307	13,744
Operating expenses:
Sales and marketing	2,678	3,311	3,069	3,667	1,666	2,091	7,413	9,069
General and administrative	—	—	—	—	5,713	6,076	5,713	6,076
Total operating expenses	2,678	3,311	3,069	3,667	7,379	8,167	13,126	15,145
Net loss (gain) on disposal of property and equipment	—	—	—	—	177	(31)	177	(31)
Restructuring costs	—	—	—	—	1,310	76	1,310	76
Impairment charges	—	—	—	—	—	1,235	—	1,235
Income (loss) from operations	$1,956	$2,767	$3,734	$4,716	$(9,996)	$(10,164)	$(4,306)	$(2,681)

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated our previously issued consolidated financial statements contained in this Quarterly Report on Form 10-Q/A. Refer to the “Explanatory Note” preceding Part I - Financial Information, for background on the restatement, the periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information for the three and six months ended June 30, 2020 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations, including but not limited to information within the Results of Operations and Liquidity and Capital Resources sections. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 1, Financial Statement Schedules and Footnotes, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

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
The extent of COVID-19’s impact on our financials and results of operations will depend on the length of time that the pandemic continues, the effect of governmental regulations imposed in response to the pandemic, its effect on the demand for our products and our supply chain, and uncertainties surrounding the aforementioned. We cannot at this time predict the full impact of COVID-19 on our financial and operational results.

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

Gross Profit

	As Restated
	Three Months Ended June 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$2,358	$3,027	$(669)	(22)%
Wholesale gross margin percentage	31%	37%
Direct to Consumer	3,256	4,818	(1,562)	(32)%
Direct to Consumer gross margin percentage	57%	69%
Other	(755)	(348)	(407)	(117)%
Total gross profit	$4,859	$7,497	$(2,638)	(35)%
Total gross margin percentage	36%	46%

Wholesale gross profit decreased $0.7 million, or 22%, in the current quarter as compared to the same quarter in 2019 primarily driven by the release of higher cost vintages, reduced wine sales to domestic and export markets, and increased price support. Increased costs were primarily driven by higher fixed production costs, planned decreased production volumes in an effort to re-align supply with demand, and a lower crop yield on vintages sold. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 659 basis points primarily driven by increased cost of goods sold and increased price support compared to the same quarter in 2019.

Direct to Consumer gross profit decreased $1.6 million, or 32%, in the current quarter as compared to the same quarter in 2019 as a result of lower sales from tasting rooms due to temporary closures for most of the quarter, release of higher cost vintages, and higher discounts as a percentage of sales. The decrease was partially offset by successful strategic Ecommerce offers compared to the same quarter in 2019. Gross margin percentage decreased 1172 basis points in the current quarter primarily driven by release of higher cost vintages and Ecommerce offers driving higher discounts as a percentage of sales compared to the same quarter in 2019.

Other includes a gross loss on bulk wine, grape sales, event fees and non-wine retail sales and increased $0.4 million, or 117% in the current quarter as compared to the same quarter in 2019. The increase in gross loss is primarily driven by increased cost of goods sold due to inventory write-downs. Event fees and non-wine retail sales were down due to the tasting rooms’ temporary closures but lost margins were almost entirely offset by the higher priced bulk wine sold in the current period.

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

Other income, net, was flat in the current quarter compared to the same quarter in 2019.
Income Tax Provision (As Restated)

The Company’s effective tax rates for the three months ended June 30, 2020 and 2019 were 26.2% and 31.8%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended June 30, 2020 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

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

Gross Profit

	As Restated
	Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$4,634	$6,078	$(1,444)	(24)%
Wholesale gross margin percentage	30%	37%
Direct to Consumer	6,803	8,383	(1,580)	(19)%
Direct to Consumer gross margin percentage	60%	68%
Other	(1,130)	(717)	(413)	(58)%
Total gross profit	$10,307	$13,744	$(3,437)	(25)%
Total gross margin percentage	37%	44%

Wholesale gross profit decreased $1.4 million, or 24%, in the current six month period as compared to the same period in 2019 primarily driven by the release of higher cost vintages, increased price support, and the liquidation of obsolescent inventory. Increased costs were primarily driven by higher fixed production costs, planned decreased production volumes in an effort to re-align supply with demand, and a lower crop yield on vintages sold. Gross margin percentage, which is defined as gross profit as a percentage of net sales, decreased 690 basis points primarily driven by increased cost of goods sold and increased price support compared to the same period in 2019.

Direct to Consumer gross profit decreased $1.6 million, or 19%, in the current six month period as compared to the same period in 2019 primarily driven by lower sales from tasting rooms due to temporary closures for 16 days in March and most of the second quarter, release of higher cost vintages, and higher discounts as a percentage of sales. The decrease was partially offset by successful strategic Ecommerce offers compared to the same period in 2019. Gross margin percentage decreased 775 basis points in the current six month period primarily driven by release of higher cost vintages and Ecommerce offers driving higher discounts compared to the same period in 2019.

Other includes a gross loss on bulk wine, grape sales, event fees and non-wine retail sales and increased $0.4 million, or 58%, in the current six month period as compared to the same period in 2019. The increase in gross loss is primarily driven by increased cost of goods sold due to inventory write-down. Event fees and non-wine retail sales were down due to the tasting rooms’ temporary closures but lost margins were almost entirely offset by the higher priced bulk wine sold in the current period.

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

Other income, net, increased by $0.2 million, or 167%, in the current six month period as compared to the same period in 2019. The increase was primarily driven by the discontinuation of apple consignment sales, which yielded a loss, in the same period in 2019.
Income Tax Provision (As Restated)

The Company’s effective tax rates for the six months ended June 30, 2020 and 2019 were 30.8% and 30.6%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the six months ended June 30, 2020 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash and cash equivalents, investments in available for sale securities, funds generated from operations and bank borrowings. The Company’s primary cash needs are to fund working capital requirements and capital expenditures. Despite the negative effects of COVID-19 on our business, the Company has maintained adequate liquidity to meet working capital requirements, fund capital expenditures, meet payroll, and repay scheduled principal and interest payments on debt.

In response to the current macro-economic environment, we protected our financial position and liquidity as evidenced by the following items: managed our operating expenses closely and limited discretionary spending; reduced and/or deferred capital projects where prudent; actively managed our working capital, including supporting our business partners most impacted by the pandemic through extended terms and closely monitoring our customer’s solvency and our ability to collect from them; and no current plans for a share repurchase program to preserve liquidity.

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

In April 2020, the Company successfully secured a $3.8 million PPP loan. Under the CARES Act, the loan is eligible for forgiveness for the portion used to cover payroll costs and other specified non-payroll costs, including interest on mortgage obligations, rent and utilities (provided any non-payroll costs do not exceed 40% of the forgiven amount) over an eight-week or 24-week period after the loan is made if employee and compensation levels are maintained. The Company intends to apply for forgiveness of amounts received under the PPP in accordance with the requirements of the CARES Act, as amended. Any loan amounts forgiven will be removed from liabilities recorded. While the Company used the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that it will be eligible for forgiveness of the PPP Loan, in full or in part.

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

Cash provided by operating activities (As restated)

Net cash provided by operating activities was $4.3 million for the six months ended June 30, 2020, consisting primarily of $3.1 million of net loss adjusted for non-cash items such as $5.3 million primarily consisting of depreciation, amortization, and loss on the write-down of inventory, $1.3 million of restructuring charges, and $0.8 million net cash inflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in inventory and accounts receivable, partially offset by a decrease in accounts payable and accrued liabilities.

Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2019, consisting primarily of $2.0 million of net loss adjusted for non-cash items such as $6.0 million primarily consisting of depreciation, amortization, and impairment charges, partially offset by $1.2 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities, partially offset by a decrease in inventory and accounts receivable. The decrease in accounts payable and accrued liabilities were primarily due to grower payments made in the current period for the 2018 harvest.

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

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 due to the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

The Company did not have adequate controls in place to monitor and associate the cost of bulk wine inventory with quantity or gallons on hand. As a result, the cost related to certain bulk wine inventory was not properly transferred to bulk and bottled inventory accounts that would subsequently be relieved through sales transactions. This material weakness resulted in the restatement of our unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2020. It should be noted that the custody and recordkeeping of physical inventory have always been properly maintained through physical inventory counts and the restatement error is strictly related to the cost component.

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

Other than as described in the Remediation of the Material Weakness section above, there has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
10.1*	Promissory Note, dated April 20, 2020, by and between Crimson Wine Group, Ltd. and American AgCredit, PCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 4, 2020).
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Unaudited restated financial statements from the Quarterly Report on Form 10-Q/A of Crimson Wine Group, Ltd. for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Restated Condensed Consolidated Balance Sheets; (ii) the Restated Condensed Consolidated Statements of Loss; (iii) the Restated Condensed Consolidated Statements of Comprehensive Income (iv) the Restated Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Restated Interim Condensed Consolidated Financial Statements.
104**	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2020, formatted in Inline XBRL.

* Incorporated by reference
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	April 13, 2021	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer