Form 10-Q/A
period 2020-09-30
Crimson Wine Group, Ltd
filed 2021-04-13
CIK 1562151

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

Restatement

We are filing this Quarterly Report on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarterly period September 30, 2020, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 6, 2020 (the “Original Form 10-Q”). The purpose of this Quarterly Report on Form 10-Q/A is to restate our previously issued unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 contained in the Original Form 10-Q.

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

Restatement of Previously Issued Consolidated Financial Statements

As described above, this Quarterly Report on Form 10-Q/A includes unaudited restated consolidated financial statements as of September 30, 2020 and 2019. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for additional information.

The restatement impact increased previously reported net loss and basic and fully diluted loss per share (in thousands, except per share data) as follows:

Restatement impact (net change)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(411)	$(130)	$(1,014)	$(584)
Basic and fully diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

In addition, as mentioned above, the cumulative impact of correcting misstatements of cost of sales in periods prior to 2017 has been recorded as an increase to our opening accumulated deficit of approximately $0.5 million, as of January 1, 2017, the beginning of the earliest period presented in the Form 10-K/A for the year ended December 31, 2019.

Other Amended Filings

In addition to this Form 10-Q/A, we are concurrently filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2019 to restate our previously issued consolidated financial statements and related financial information and revise our previous conclusion with respect to the effectiveness of our internal control over financial reporting. We are also concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 to restate our previously issued consolidated financial statements and related financial information presented therein and to revise our previous conclusion with respect to the effectiveness of our disclosure controls and procedures.

Control Considerations

In connection with the restatement, management has reassessed its conclusions regarding the effectiveness of our internal control over financial reporting as of September 30, 2020 and has determined that a material weakness in our internal control over financial reporting existed as of that date. As a result of the material weakness, our disclosure controls and procedures were not effective as of September 30, 2020. Management will be implementing changes to strengthen our internal controls and remediate the material weakness.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	As Restated
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$25,474	$12,986
Investments available for sale	8,774	10,006
Accounts receivable, net	6,274	10,131
Inventory	65,978	69,464
Other current assets	3,881	1,904
Assets held for sale	588	2,383
Total current assets	110,969	106,874
Property and equipment, net	116,075	119,112
Goodwill	1,262	1,262
Intangible and other non-current assets, net	9,849	10,950
Total non-current assets	127,186	131,324
Total assets	$238,155	$238,198
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$11,296	$10,368
Customer deposits	1,290	405
Current portion of long-term debt, net of unamortized loan fees	2,433	1,127
Total current liabilities	15,019	11,900
Long-term debt, net of current portion and unamortized loan fees	22,437	21,054
Deferred tax liability, net	3,007	3,090
Other non-current liabilities	140	255
Total non-current liabilities	25,584	24,399
Total liabilities	40,603	36,299
Commitments and contingencies (Note 14)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476 shares issued and outstanding at September 30, 2020 and December 31, 2019	232	232
Additional paid-in capital	277,543	277,522
Accumulated other comprehensive income	25	12
Accumulated deficit	(80,248)	(75,867)
Total equity	197,552	201,899
Total liabilities and equity	$238,155	$238,198

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	As Restated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$15,867	$14,672	$43,922	$46,192
Cost of sales	11,411	10,521	29,159	28,297
Gross profit	4,456	4,151	14,763	17,895
Operating expenses:
Sales and marketing	3,316	4,716	10,729	13,785
General and administrative	2,602	2,833	8,315	8,909
Total operating expenses	5,918	7,549	19,044	22,694
Net (gain) loss on disposal of property and equipment	(40)	204	137	173
Restructuring costs	114	—	1,424	76
Impairment charges	—	625	—	1,860
Loss from operations	(1,536)	(4,227)	(5,842)	(6,908)
Other (expense) income:
Interest expense, net	(328)	(367)	(765)	(730)
Other income, net	109	335	395	442
Total other expense, net	(219)	(32)	(370)	(288)
Loss before income taxes	(1,755)	(4,259)	(6,212)	(7,196)
Income tax benefit	(459)	(1,010)	(1,831)	(1,910)
Net loss	$(1,296)	$(3,249)	$(4,381)	$(5,286)
Basic and fully diluted weighted-average shares outstanding	23,243	23,521	23,243	23,564
Basic and fully diluted loss per share	$(0.06)	$(0.14)	$(0.19)	$(0.22)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(In thousands)
(Unaudited)

	As Restated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(1,296)	$(3,249)	$(4,381)	$(5,286)
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on investments arising during the period, net of tax	(16)	2	13	39
Comprehensive loss	$(1,312)	$(3,247)	$(4,368)	$(5,247)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	As Restated
	Nine Months Ended September 30,
	2020	2019
Net cash flows from operating activities:
Net loss	$(4,381)	$(5,286)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	5,376	5,820
Amortization of intangible assets	965	965
Loss on write-down of inventory	2,717	1,581
Provision for doubtful accounts	98	—
Net loss on disposal of property and equipment	137	173
Restructuring charges	1,424	76
Impairment charges	—	1,916
Benefit for deferred income tax	(88)	—
Stock-based compensation	21	—
Net change in operating assets and liabilities:
Accounts receivable	3,759	484
Inventory	769	604
Other current assets	(1,977)	(2,338)
Other non-current assets	136	(99)
Accounts payable and accrued liabilities	(535)	(1,952)
Customer deposits and other payables	894	1,021
Other non-current liabilities	(115)	14
Net cash provided by operating activities	9,200	2,979
Net cash flows from investing activities:
Purchase of investments available for sale	(7,250)	(7,250)
Redemptions of investments available for sale	8,500	16,750
Acquisition of property and equipment	(2,582)	(4,085)
Proceeds from disposals of property and equipment	1,940	142
Net cash provided by investing activities	608	5,557
Net cash flows from financing activities:
Proceeds from PPP term loan	3,820	—
Principal payments on long-term debt	(1,140)	(855)
Repurchase of common stock	—	(1,725)
Payment of contingent consideration	—	(112)
Net cash provided by (used in) financing activities	2,680	(2,692)
Net increase in cash and cash equivalents	12,488	5,844
Cash and cash equivalents - beginning of period	12,986	9,376
Cash and cash equivalents - end of period	$25,474	$15,220
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,242	$921
Income tax payments, net	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$13	$39
Acquisition of property and equipment accrued but not yet paid	$200	$431

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

	As Restated
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Three Months Ended September 30, 2020
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(78,952)	$198,857
Net loss	—	—	—	—	(1,296)	(1,296)
Other comprehensive loss	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	7	—	—	7
Balance, September 30, 2020	23,243,476	$232	$277,543	$25	$(80,248)	$197,552
Three Months Ended September 30, 2019
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(70,236)	$207,537
Net loss	—	—	—	—	(3,249)	(3,249)
Other comprehensive income	—	—	—	2	—	2
Repurchase of common stock	(31,182)	—	—	—	(237)	(237)
Balance, September 30, 2019	23,495,502	$235	$277,520	$20	$(73,722)	$204,053
Nine Months Ended September 30, 2020
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(75,867)	$201,899
Net loss	—	—	—	—	(4,381)	(4,381)
Other comprehensive income	—	—	—	13	—	13
Stock-based compensation	—	—	21	—	—	21
Balance, September 30, 2020	23,243,476	$232	$277,543	$25	$(80,248)	$197,552
Nine Months Ended September 30, 2019
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(66,713)	$211,025
Net loss	—	—	—	—	(5,286)	(5,286)
Other comprehensive income	—	—	—	39	—	39
Repurchase of common stock	(218,706)	(2)	—	—	(1,723)	(1,725)
Balance, September 30, 2019	23,495,502	$235	$277,520	$20	$(73,722)	$204,053

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

As a result of the process above, management performed an additional bulk wine cost allocation analysis at the vintage and brand levels to identify costs related to historical vintages. Through the analysis, costs for each vintage were matched with the sales activity of bulk wine and cased goods, as well as inventory on hand to calculate the restatement impact for the years ended December 31, 2017, 2018, and 2019 and for the quarterly periods in 2020 and 2019. The cumulative impact of correcting misstatements in cost of sales for the periods prior to 2017 has been recorded as an increase to our opening accumulated deficit of approximately $0.5 million, as of January 1, 2017, the beginning of the earliest period presented in the Form 10-K/A for the year ended December 31, 2019. In addition, the impact of correcting the misstatements on the consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 are reflected within the Form 10-K/A for the year ended December 31, 2019. The impact of correcting the misstatements on the unaudited restated consolidated financial statements for the three months ended March 31, 2020 and 2019 and the three and six months ended June 30, 2020 and 2019 are reflected within the Form 10-Q/A for each of the respective periods.

Description of Restatement Tables

The following tables present the impact of the adjustments described above to our previously reported consolidated balance sheets as of September 30, 2020 and December 31, 2019 and the consolidated statements of operations, comprehensive loss, cash flows, and changes in equity for the three and nine months ended September 30, 2020 and 2019.

Following the restated consolidated financial statement tables, the Company presented reconciliations from the prior periods as previously reported to the restated amounts. The amounts as previously reported were derived from the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 filed on November 6, 2020.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	September 30, 2020
	As previously reported	Restatement impacts	As restated
Assets
Current assets:
Cash and cash equivalents	$25,474	$—	$25,474
Investments available for sale	8,774	—	8,774
Accounts receivable, net	6,274	—	6,274
Inventory	71,402	(5,424)	65,978
Other current assets	3,505	376	3,881
Assets held for sale	588	—	588
Total current assets	116,017	(5,048)	110,969
Property and equipment, net	116,075	—	116,075
Goodwill	1,262	—	1,262
Intangible assets and other non-current assets, net	9,849	—	9,849
Total non-current assets	127,186	—	127,186
Total assets	$243,203	$(5,048)	$238,155
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$11,296	$—	$11,296
Customer deposits	1,290	—	1,290
Current portion of long-term debt, net of unamortized loan fees	2,433	—	2,433
Total current liabilities	15,019	—	15,019
Long-term debt, net of current portion and unamortized loan fees	22,437	—	22,437
Deferred tax liability, net	4,095	(1,088)	3,007
Other non-current liabilities	140	—	140
Total non-current liabilities	26,672	(1,088)	25,584
Total liabilities	41,691	(1,088)	40,603
Commitments and Contingencies (Note 14)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476 shares issued and outstanding at September 30, 2020	232	—	232
Additional paid-in capital	277,543	—	277,543
Accumulated other comprehensive income	25	—	25
Accumulated deficit	(76,288)	(3,960)	(80,248)
Total equity	201,512	(3,960)	197,552
Total liabilities and equity	$243,203	$(5,048)	$238,155

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

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2020
	As previously reported	Restatement impacts	As restated
Net sales	$15,867	$—	$15,867
Cost of sales	10,847	564	11,411
Gross profit	5,020	(564)	4,456
Operating expenses:
Sales and marketing	3,316	—	3,316
General and administrative	2,602	—	2,602
Total operating expenses	5,918	—	5,918
Net gain on disposal of property and equipment	(40)	—	(40)
Restructuring costs	114	—	114
Loss from operations	(972)	(564)	(1,536)
Other (expense) income:
Interest expense, net	(328)	—	(328)
Other income, net	109	—	109
Total other expense, net	(219)	—	(219)
Loss before income taxes	(1,191)	(564)	(1,755)
Income tax benefit	(306)	(153)	(459)
Net loss	$(885)	$(411)	$(1,296)
Basic and fully diluted weighted-average shares outstanding	23,243	—	23,243
Basic and fully diluted loss per share	$(0.04)	$(0.02)	$(0.06)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2019
	As previously reported	Restatement impacts	As restated
Net sales	$14,672	$—	$14,672
Cost of sales	10,344	177	10,521
Gross profit	4,328	(177)	4,151
Operating expenses:
Sales and marketing	4,716	—	4,716
General and administrative	2,833	—	2,833
Total operating expenses	7,549	—	7,549
Net loss on disposal of property and equipment	204	—	204
Impairment charges	625	—	625
Loss from operations	(4,050)	(177)	(4,227)
Other (expense) income:
Interest expense, net	(367)	—	(367)
Other income, net	335	—	335
Total other expense, net	(32)	—	(32)
Loss before income taxes	(4,082)	(177)	(4,259)
Income tax benefit	(963)	(47)	(1,010)
Net loss	$(3,119)	$(130)	$(3,249)
Basic and fully diluted weighted-average shares outstanding	23,521	—	23,521
Basic and fully diluted loss per share	$(0.13)	$(0.01)	$(0.14)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2020
	As previously reported	Restatement impacts	As restated
Net sales	$43,922	$—	$43,922
Cost of sales	27,769	1,390	29,159
Gross profit	16,153	(1,390)	14,763
Operating expenses:
Sales and marketing	10,729	—	10,729
General and administrative	8,315	—	8,315
Total operating expenses	19,044	—	19,044
Net loss on disposal of property and equipment	137	—	137
Restructuring costs	1,424	—	1,424
Loss from operations	(4,452)	(1,390)	(5,842)
Other (expense) income:
Interest expense, net	(765)	—	(765)
Other income, net	395	—	395
Total other expense, net	(370)	—	(370)
Loss before income taxes	(4,822)	(1,390)	(6,212)
Income tax benefit	(1,455)	(376)	(1,831)
Net loss	$(3,367)	$(1,014)	$(4,381)
Basic and fully diluted weighted-average shares outstanding	23,243	—	23,243
Basic and fully diluted loss per share	$(0.14)	$(0.05)	$(0.19)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2019
	As previously reported	Restatement impacts	As restated
Net sales	$46,192	$—	$46,192
Cost of sales	27,497	800	28,297
Gross profit	18,695	(800)	17,895
Operating expenses:
Sales and marketing	13,785	—	13,785
General and administrative	8,909	—	8,909
Total operating expenses	22,694	—	22,694
Net loss on disposal of property and equipment	173	—	173
Restructuring costs	76	—	76
Impairment charges	1,860	—	1,860
Loss from operations	(6,108)	(800)	(6,908)
Other (expense) income:
Interest expense, net	(730)	—	(730)
Other income, net	442	—	442
Total other expense, net	(288)	—	(288)
Loss before income taxes	(6,396)	(800)	(7,196)
Income tax benefit	(1,694)	(216)	(1,910)
Net loss	$(4,702)	$(584)	$(5,286)
Basic and fully diluted weighted-average shares outstanding	23,564	—	23,564
Basic and fully diluted loss per share	$(0.20)	$(0.02)	$(0.22)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2020
	As previously reported	Restatement impacts	As restated
Net loss	$(885)	$(411)	$(1,296)
Other comprehensive loss:
Net unrealized holding losses on investments arising during the period, net of tax	(16)	—	(16)
Comprehensive loss	$(901)	$(411)	$(1,312)

	Three Months Ended September 30, 2019
	As previously reported	Restatement impacts	As restated
Net loss	$(3,119)	$(130)	$(3,249)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	2	—	2
Comprehensive loss	$(3,117)	$(130)	$(3,247)

	Nine Months Ended September 30, 2020
	As previously reported	Restatement impacts	As restated
Net loss	$(3,367)	$(1,014)	$(4,381)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	13	—	13
Comprehensive loss	$(3,354)	$(1,014)	$(4,368)

	Nine Months Ended September 30, 2019
	As previously reported	Restatement impacts	As restated
Net loss	$(4,702)	$(584)	$(5,286)
Other comprehensive income:
Net unrealized holding gains on investments arising during the period, net of tax	39	—	39
Comprehensive loss	$(4,663)	$(584)	$(5,247)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2020
	As previously reported	Restatement impacts	As restated
Net cash flows from operating activities:
Net loss	$(3,367)	$(1,014)	$(4,381)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	5,376	—	5,376
Amortization of intangible assets	965	—	965
Loss on write-down of inventory	2,711	6	2,717
Provision for doubtful accounts	98	—	98
Net loss on disposal of property and equipment	137	—	137
Restructuring charges	1,424	—	1,424
Benefit for deferred income tax	(88)	—	(88)
Stock-based compensation	21	—	21
Net change in operating assets and liabilities:
Accounts receivable	3,759	—	3,759
Inventory	(615)	1,384	769
Other current assets	(1,601)	(376)	(1,977)
Other non-current assets	136	—	136
Accounts payable and accrued liabilities	(535)	—	(535)
Customer deposits and other payables	894	—	894
Other non-current liabilities	(115)	—	(115)
Net cash provided by operating activities	9,200	—	9,200
Net cash flows from investing activities:
Purchase of investments available for sale	(7,250)	—	(7,250)
Redemptions of investments available for sale	8,500	—	8,500
Acquisition of property and equipment	(2,582)	—	(2,582)
Proceeds from disposals of property and equipment	1,940	—	1,940
Net cash provided by investing activities	608	—	608
Net cash flows from financing activities:
Proceeds from PPP term loan	3,820	—	3,820
Principal payments on long-term debt	(1,140)	—	(1,140)
Net cash provided by financing activities	2,680	—	2,680
Net increase in cash and cash equivalents	12,488	—	12,488
Cash and cash equivalents - beginning of period	12,986	—	12,986
Cash and cash equivalents - end of period	$25,474	$—	$25,474
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,242	$—	$1,242
Income tax payments, net	$—	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$13	$—	$13
Acquisition of property and equipment accrued but not yet paid	$200	$—	$200

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2019
	As previously reported	Restatement impacts	As restated
Net cash flows from operating activities:
Net loss	$(4,702)	$(584)	$(5,286)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	5,820	—	5,820
Amortization of intangible assets	965	—	965
Loss on write-down of inventory	1,581	—	1,581
Net loss on disposal of property and equipment	173	—	173
Restructuring charges	76	—	76
Impairment charges	1,916	—	1,916
Net change in operating assets and liabilities:
Accounts receivable	484	—	484
Inventory	(196)	800	604
Other current assets	(2,122)	(216)	(2,338)
Other non-current assets	(99)	—	(99)
Accounts payable and accrued liabilities	(1,952)	—	(1,952)
Customer deposits and other payables	1,021	—	1,021
Other non-current liabilities	14	—	14
Net cash provided by operating activities	2,979	—	2,979
Net cash flows from investing activities
Purchase of investments available for sale	(7,250)	—	(7,250)
Redemptions of investments available for sale	16,750	—	16,750
Acquisition of property and equipment	(4,085)	—	(4,085)
Proceeds from disposals of property and equipment	142	—	142
Net cash provided by investing activities	5,557	—	5,557
Net cash flows from financing activities:
Principal payments on long-term debt	(855)	—	(855)
Repurchase of common stock	(1,725)	—	(1,725)
Payment of contingent consideration	(112)	—	(112)
Net cash used in financing activities	(2,692)	—	(2,692)
Net increase in cash and cash equivalents	5,844	—	5,844
Cash and cash equivalents - beginning of period	9,376	—	9,376
Cash and cash equivalents - end of period	$15,220	$—	$15,220
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$921	$—	$921
Income tax payments, net	$—	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$39	$—	$39
Acquisition of property and equipment accrued but not yet paid	$431	$—	$431

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
As previously reported
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(75,403)	$202,406
Net loss	—	—	—	—	(885)	(885)
Other comprehensive loss	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	7	—	—	7
Balance, September 30, 2020	23,243,476	$232	$277,543	$25	$(76,288)	$201,512
Restatement impacts
Balance, June 30, 2020	—	$—	$—	$—	$(3,549)	$(3,549)
Net loss	—	—	—	—	(411)	(411)
Other comprehensive loss	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Balance, September 30, 2020	—	$—	$—	$—	$(3,960)	$(3,960)
As restated
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(78,952)	$198,857
Net loss	—	—	—	—	(1,296)	(1,296)
Other comprehensive loss	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	7	—	—	7
Balance, September 30, 2020	23,243,476	232	$277,543	$25	$(80,248)	$197,552

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
As previously reported
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(67,628)	$210,145
Net loss	—	—	—	—	(3,119)	(3,119)
Other comprehensive income	—	—	—	2	—	2
Repurchase of common stock	(31,182)	—	—	—	(237)	(237)
Balance, September 30, 2019	23,495,502	$235	$277,520	$20	$(70,984)	$206,791
Restatement impacts
Balance, June 30, 2019	—	$—	$—	$—	$(2,608)	$(2,608)
Net loss	—	—	—	—	(130)	(130)
Other comprehensive income	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Balance, September 30, 2019	—	$—	$—	$—	$(2,738)	$(2,738)
As restated
Balance, June 30, 2019	23,526,684	$235	$277,520	$18	$(70,236)	$207,537
Net loss	—	—	—	—	(3,249)	(3,249)
Other comprehensive income	—	—	—	2	—	2
Repurchase of common stock	(31,182)	—	—	—	(237)	(237)
Balance, September 30, 2019	23,495,502	$235	$277,520	$20	$(73,722)	$204,053

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
As previously reported
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(72,921)	$204,845
Net loss	—	—	—	—	(3,367)	(3,367)
Other comprehensive income	—	—	—	13	—	13
Stock-based compensation	—	—	21	—	—	21
Balance, September 30, 2020	23,243,476	$232	$277,543	$25	$(76,288)	$201,512
Restatement impacts
Balance, December 31, 2019	—	$—	$—	$—	$(2,946)	$(2,946)
Net loss	—	—	—	—	(1,014)	(1,014)
Other comprehensive income	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Balance, September 30, 2020	—	$—	$—	$—	$(3,960)	$(3,960)
As restated
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(75,867)	$201,899
Net loss	—	—	—	—	(4,381)	(4,381)
Other comprehensive income	—	—	—	13	—	13
Stock-based compensation	—	—	21	—	—	21
Balance, September 30, 2020	23,243,476	$232	$277,543	$25	$(80,248)	$197,552

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
As previously reported
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(64,559)	$213,179
Net loss	—	—	—	—	(4,702)	(4,702)
Other comprehensive income	—	—	—	39	—	39
Repurchase of common stock	(218,706)	(2)	—	—	(1,723)	(1,725)
Balance, September 30, 2019	23,495,502	$235	$277,520	$20	$(70,984)	$206,791
Restatement impacts
Balance, December 31, 2018	—	$—	$—	$—	$(2,154)	$(2,154)
Net loss	—	—	—	—	(584)	(584)
Other comprehensive income	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Balance, September 30, 2019	—	$—	$—	$—	$(2,738)	$(2,738)
As restated
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(66,713)	$211,025
Net loss	—	—	—	—	(5,286)	(5,286)
Other comprehensive income	—	—	—	39	—	39
Repurchase of common stock	(218,706)	(2)	—	—	(1,723)	(1,725)
Balance, September 30, 2019	23,495,502	$235	$277,520	$20	$(73,722)	$204,053

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

A roll forward of the liability recognized related to restructuring activities as of September 30, 2020 is as follows (in thousands):

	Balance at December 31, 2019	Additions	Payments	Balance at September 30, 2020
Employee related restructuring activity	$308	$1,242	$(972)	$578

5.Inventory

A summary of inventory at September 30, 2020 and December 31, 2019 is as follows (in thousands):

	As Restated
	September 30, 2020	December 31, 2019
Finished goods	$39,223	$38,694
In-process goods	25,396	30,102
Packaging and bottling supplies	1,359	668
Total inventory	$65,978	$69,464

6.Property and Equipment

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

The 2020 PPP Term Loan will mature on April 1, 2022 (the “2020 Loan Maturity Date”). Based on the current terms of the loan, there are two scenarios of payment. The first scenario calls for the payments on the loan to commence on the first day of the month following the date on which the Lender receives the applicable forgiveness amount, if any, from the Small Business Administration (“SBA”), if a balance on the loan remains after the forgiveness amount has been applied. If all obligations under the loan are forgiven by the SBA, no payments will be required. The second scenario applies if Crimson fails to timely apply for forgiveness of the 2020 PPP Term Loan. In this second scenario, the payments on the loan will commence on the first day of the month that is 10 months after the end of the eight-week period following the date of loan origination, April 22, 2020. Crimson is required to make payments of equal monthly principal and interest based on the Adjusted Loan Balance. A final payment of all unpaid principal, interest and any other charges with respect to the 2020 PPP Term Loan shall be due and payable on the 2020 Loan Maturity Date. The amortization period of equal monthly principal and interest will be adjusted based on which payment scenario is triggered. While the loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender.

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

The Company’s effective tax rates for the three months ended September 30, 2020 and 2019 were 26.2% and 23.7%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2020 and 2019 were 29.5% and 26.5%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2020 was primarily attributable to state income taxes and permanent items, which primarily consisted of meals and entertainment.

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

	As Restated
	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$8,772	$6,890	$6,243	$5,879	$852	$1,903	$15,867	$14,672
Cost of sales	5,727	5,063	2,339	1,950	3,345	3,508	11,411	10,521
Gross profit (loss)	3,045	1,827	3,904	3,929	(2,493)	(1,605)	4,456	4,151
Operating expenses:
Sales and marketing	1,252	1,702	1,425	1,934	639	1,080	3,316	4,716
General and administrative	—	—	—	—	2,602	2,833	2,602	2,833
Total operating expenses	1,252	1,702	1,425	1,934	3,241	3,913	5,918	7,549
Net (gain) loss on disposal of property and equipment	—	—	—	—	(40)	204	(40)	204
Restructuring costs	—	—	—	—	114	—	114	—
Impairment charges	—	—	—	—	—	625	—	625
Income (loss) from operations	$1,793	$125	$2,479	$1,995	$(5,808)	$(6,347)	$(1,536)	$(4,227)

	As Restated
	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$24,339	$23,464	$17,517	$18,190	$2,066	$4,538	$43,922	$46,192
Cost of sales	16,660	15,559	6,810	5,878	5,689	6,860	29,159	28,297
Gross profit (loss)	7,679	7,905	10,707	12,312	(3,623)	(2,322)	14,763	17,895
Operating expenses:
Sales and marketing	3,930	5,013	4,494	5,601	2,305	3,171	10,729	13,785
General and administrative	—	—	—	—	8,315	8,909	8,315	8,909
Total operating expenses	3,930	5,013	4,494	5,601	10,620	12,080	19,044	22,694
Net loss on disposal of property and equipment	—	—	—	—	137	173	137	173
Restructuring costs	—	—	—	—	1,424	76	1,424	76
Impairment charges	—	—	—	—	—	1,860	—	1,860
Income (loss) from operations	$3,749	$2,892	$6,213	$6,711	$(15,804)	$(16,511)	$(5,842)	$(6,908)

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated our previously issued consolidated financial statements contained in this Quarterly Report on Form 10-Q/A. Refer to the “Explanatory Note” preceding Part I - Financial Information, for background on the restatement, the periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information for the three and nine months ended September 30, 2020 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations, including but not limited to information within the Results of Operations and Liquidity and Capital Resources sections. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 1, Financial Statement Schedules and Footnotes, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

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

Gross Profit

	As Restated
	Three Months Ended September 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$3,045	$1,827	$1,218	67%
Wholesale gross margin percentage	35%	27%
Direct to Consumer	3,904	3,929	(25)	(1)%
Direct to Consumer gross margin percentage	63%	67%
Other	(2,493)	(1,605)	(888)	(55)%
Total gross profit	$4,456	$4,151	$305	7%
Total gross margin percentage	28%	28%

Wholesale gross profit increased $1.2 million, or 67%, in the current quarter as compared to the same quarter in 2019 primarily driven by an increase in domestic wine sales, decreased price support, shift in sales mix towards higher profit wines, and lower cost of goods sold. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 820 basis points primarily driven by decreased price support, shift in sales mix towards higher profit wines, and lower cost of goods sold compared to the same quarter in 2019.

Direct to Consumer gross profit in the current quarter was flat as compared to the same quarter in 2019 as a result of lower sales from tasting rooms and special events which was largely offset by successful strategic Ecommerce offers and timing of wine club shipments compared to the same quarter in 2019. The negative impact on hospitality services was due to operating limitations as a result of COVID-19 containment measures and intermittent closures due to extreme heat and poor air quality caused by the 2020 wildfires in California and Oregon. Direct to Consumer gross margin percentage decreased 430 basis points in the current quarter primarily driven by Ecommerce offers driving higher discounts as a percentage of sales and a less favorable sales mix compared to the same quarter in 2019.

Other includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales and increased $0.9 million, or 55% in the current quarter as compared to the same quarter in 2019. The increase in other gross loss is primarily driven by inventory write-downs related to the 2020 vintage grapes affected by smoke taint exposure and reduced event fees and non-wine retail sales due to the tasting rooms’ operating limitations and intermittent closures as discussed above.

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

Other income, net, decreased $0.2 million, or 67%, in the current quarter compared to the same quarter in 2019. The decrease was primarily driven by lower insurance proceeds and investments interest income received compared to the same quarter in 2019.
Income Tax Benefit (As Restated)

The Company’s effective tax rates for the three months ended September 30, 2020 and 2019 were 26.2% and 23.7%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended September 30, 2020 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

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

Gross Profit

	As Restated
	Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$7,679	$7,905	$(226)	(3)%
Wholesale gross margin percentage	32%	34%
Direct to Consumer	10,707	12,312	(1,605)	(13)%
Direct to Consumer gross margin percentage	61%	68%
Other	(3,623)	(2,322)	(1,301)	(56)%
Total gross profit	$14,763	$17,895	$(3,132)	(18)%
Total gross margin percentage	34%	39%

Wholesale gross profit decreased $0.2 million, or 3%, in the current nine month period as compared to the same period in 2019 primarily driven by the liquidation of obsolete inventory, and partially offset by increased domestic wine sales. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 214 basis points primarily driven by the liquidation of obsolete inventory compared to the same period in 2019.

Direct to Consumer gross profit decreased $1.6 million, or 13%, in the current nine month period as compared to the same period in 2019. The decrease was primarily driven by reduced wine sold in the tasting rooms and during special events, partially offset by successful strategic Ecommerce offers compared to the same period in 2019. The negative impact on hospitality services was due to operating limitations as a result of COVID-19 containment measures and intermittent closures due to the poor air quality and extreme heat related to the 2020 wildfires in California and Oregon. Direct to Consumer gross margin percentage decreased 656 basis points in the current nine month period primarily driven by release of higher cost vintages and Ecommerce offers driving higher discounts with a less favorable sales mix compared to the same period in 2019.

Other includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales and increased $1.3 million, or 56%, in the current nine month period as compared to the same period in 2019. The increase in other gross loss is primarily driven by inventory write-downs related to the 2020 vintage grapes affected by smoke taint exposure, reduced event fees and non-wine retail sales due to the tasting rooms’ operating limitations and intermittent closures as discussed above, as well as increased cost of goods sold due to inventory write-downs related to the 2019 vintage.

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

Other income, net, decreased less than $0.1 million, or 11%, in the current nine month period as compared to the same period in 2019. The decrease was primarily driven by lower insurance proceeds and investments interest income received, partially offset by the discontinuation of apple consignment sales, which yielded a loss, in the same period in 2019.
Income Tax Benefit (As Restated)

The Company’s effective tax rates for the nine months ended September 30, 2020 and 2019 were 29.5% and 26.5%, respectively. As a result of the Tax Cuts and Jobs Act (Public Law 115-97), the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 34% to 21%. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the nine months ended September 30, 2020 was primarily attributable to state income taxes and the effect of certain permanent differences, which primarily consisted of meals and entertainment.

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

In response to the current macro-economic environment, we protected our financial position and liquidity as evidenced by the following items: we managed our operating expenses closely and limited discretionary spending; reduced and/or deferred capital projects where prudent; actively managed our working capital, including supporting our business partners most impacted by the pandemic through extended terms and closely monitoring our customers’ solvency and our ability to collect from them; and held back plans for a share repurchase program to preserve liquidity.

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

The 2020 PPP Term Loan will mature on April 1, 2022 (the “2020 Loan Maturity Date”). Based on the current terms of the loan, there are two scenarios of payment. The first scenario calls for the payments on the loan to commence on the first day of the month following the date on which the Lender receives the applicable forgiveness amount, if any, from the Small Business Administration (“SBA”), if a balance on the loan remains after the forgiveness amount has been applied. If all obligations under the loan are forgiven by the SBA, no payments will be required. The second scenario applies if Crimson fails to timely apply for forgiveness of the 2020 PPP Term Loan. In this second scenario, the payments on the loan will commence on the first day of the month that is 10 months after the end of the eight-week period following the date of loan origination, April 22, 2020. Crimson is required to make payments of equal monthly principal and interest based on the Adjusted Loan Balance. A final payment of all unpaid principal, interest and any other charges with respect to the 2020 PPP Term Loan shall be due and payable on the 2020 Loan Maturity Date. The amortization period of equal monthly principal and interest will be adjusted based on which payment scenario is triggered. While the loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender.

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

Cash provided by operating activities (As restated)

Net cash provided by operating activities was $9.2 million for the nine months ended September 30, 2020, consisting primarily of $4.4 million of net loss adjusted for non-cash items such as $9.2 million primarily consisting of depreciation, amortization, and loss on the write-down of inventory, $1.4 million of restructuring charges, and $2.9 million net cash inflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable and inventory and increase in customer deposits and other payables, partially offset by an increase in other current assets and a decrease in accounts payable and accrued liabilities.

Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2019, consisting primarily of $5.3 million of net loss adjusted for non-cash items such as $10.5 million primarily consisting of depreciation, amortization, impairment charges, and loss on the write-down of inventory, $0.1 million of restructuring charges, partially offset by $2.3 million of net cash outflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities, and increase in other current assets, partially offset by an increase in customer deposits and a decrease in inventory. The decrease in accounts payable and accrued liabilities was primarily due to grower payments made in the 2019 period for the 2018 harvest. The increase in other current assets was primarily due to an increase in prepaid income taxes.

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

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2020. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 due to the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

The Company did not have adequate controls in place to monitor and associate the cost of bulk wine inventory with quantity or gallons on hand. As a result, the cost related to certain bulk wine inventory was not properly transferred to bulk and bottled inventory accounts that would subsequently be relieved through sales transactions. This material weakness resulted in the restatement of our unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2020. It should be noted that the custody and recordkeeping of physical inventory have always been properly maintained through physical inventory counts and the restatement error is strictly related to the cost component.

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

Other than as described in the Remediation of the Material Weakness section above, there has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Unaudited restated financial statements from the Quarterly Report on Form 10-Q/A of Crimson Wine Group, Ltd. for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Restated Condensed Consolidated Balance Sheets; (ii) the Restated Condensed Consolidated Statements of Loss; (iii) the Restated Condensed Consolidated Statements of Comprehensive Income (iv) the Restated Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Restated Condensed Consolidated Financial Statements.
104**	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2020, formatted in Inline XBRL.

* Incorporated by reference
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	April 13, 2021	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer