Form 10-K
period 2020-12-31
Crimson Wine Group, Ltd
filed 2021-04-13
CIK 1562151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  ☐    No   ☒

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 30, 2020, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $95,389,000 on that date.

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

Vision, Essence and Strategy

Our vision and essence are as follows:

To be uncompromising cultivators of the most interesting wine experiences. Using our four strategic pillars outlined below, we seek to be a little different; a lot better.

Shift & Lift People to Enhance Capability. We foster a performance-based culture and fit-for-purpose organizational structure that broadens our capability and increases accountability. We prioritize safety and wellness. We provide a diverse and inclusive working environment with fair compensation.

Maximize Physical Assets. We produce wines of the highest quality and increase margins through investing in long-term strategic vineyards and wineries. We own exceptional vineyards in premier winegrowing regions across California, Oregon and Washington. We farm our vineyards in a thoughtful, sustainable way with the goal of producing the highest quality grapes and wines possible. As part of executing this strategy, as of December 31, 2020, Crimson owns or leases approximately 759 plantable acres of vineyard land. The Company continues to assess other opportunities to enhance the quality of our vineyard holdings and wine portfolio.

Focus on Core Brands. We invest in our core brands with compelling brand propositions and stories. We create outstanding consumer experiences, both in person and online, with a clear route to the consumer for each of our wines. We currently own seven complementary estate-based winegrowing operations and brands, with each having a unique varietal focus best suited to its specific appellation and region. We have a group of accomplished winegrowing teams who are each responsible for crafting benchmark wines from their respective premier wine growing regions. Many of Crimson’s brands are issued high ratings or scores by local and national wine rating organizations and we believe our scores are a reflection of our focus on what we do best.

Leverage Operational Model. We leverage our portfolio model and investments in technology to reduce costs, synergize sales and marketing, increase negotiating clout, and optimize partner networks. We commit to continuous improvement and a disciplined approach to spending. The direct to consumer business, which continued to grow in 2020, generates higher gross margins and we intend to continue emphasizing opportunities in this distribution channel in order to further our growth. In particular, the Company is placing increased emphasis on digital and Ecommerce opportunities within direct to consumer. Our wholesale distribution channel continues to drive volume sales to a wide customer market. Our wines are available in all states domestically through our network of nearly 50 distributors, and our export team served customers in nearly 30 countries through independent importers and brokers during 2020.

Recent Developments

In 2020, the Company made considerable progress in organizational efficiencies within our sales, marketing, and Direct To Consumer organizational structure. We also transitioned our information technology services and export fulfillment to outsourced support models. We consolidated and realigned our distributor network for the Wholesale channel to further enhance the focus of our teams and partners. In addition, we relocated our administrative offices from the leased location at 2700 Napa Valley Corporate Drive, Suite B, Napa, California 94558 to our wholly-owned winery, Pine Ridge Vineyards, located at 5901 Silverado Trail, Napa, CA 94558.

Our Wineries and Vineyards
As part of strategic initiatives targeted at supply chain management and quality improvement, total planted acres decreased from 763 as of December 31, 2019 to 593 as of December 31, 2020. The sale of the Double Canyon vineyard in Klickitat County, Washington, as discussed below, accounted for 93 acres of the total decrease in planted acres.

The following table summarizes the Company’s acreage as of December 31, 2020:

	Plantable Acres
	Owned	Leased	Total	Currently Planted
Pine Ridge Vineyards	154	2	156	132
Archery Summit	92	—	92	68
Chamisal Vineyards and Malene Wines	92	—	92	66
Seghesio Family Vineyards	311	—	311	276
Seven Hills Winery	108	—	108	51
Total	757	2	759	593

Pine Ridge Vineyards

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns acreage in five Napa Valley appellations-Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. The winery at Pine Ridge Vineyards has a permitted annual wine production capacity of up to 285,000 gallons, which equates to approximately 120,000 cases of wine; however, current fermentation and processing capacity is limited to approximately 74,000 cases without additional capital investment. The facility includes areas and equipment for crush, fermentation, aging and bottling processes, and also has a tasting room, hospitality center and administrative offices. Built into the hillside for wine barrel storage are approximately 34,000 square feet of underground caves with a capacity to store up to 5,000 barrels.  In addition, there are special event dining areas both indoors and outdoors as well as in the underground caves.

The Pine Ridge Vineyards estate business is focused primarily on the production of high quality Cabernet Sauvignon and Bordeaux-style blends sold by Crimson under the Pine Ridge Vineyards brand name. Pine Ridge Vineyards also produces Chenin Blanc + Viognier, which is sold by Crimson under the Pine Ridge brand name and is made from purchased grapes and bulk wine juice processed at a third party custom winemaking facility with a contracted capacity of up to approximately 110,000 cases for the 2020 harvest year.

Archery Summit

Archery Summit was created by Crimson in 1993. Archery Summit owns acreage in the Dundee Hills American Viticultural Area (“AVA”) of Willamette Valley in Oregon. The winery at Archery Summit, situated on an estate vineyard known as Summit Vineyard, has a permitted annual wine production capacity of up to 50,000 gallons, which equates to approximately 21,000 cases of wine; however, current fermentation and processing capacity is limited to approximately 18,000 cases. The facility includes areas and equipment for crush, fermentation, wine aging and storage, in addition to a tasting room, hospitality center and administrative offices. The facility has approximately 8,900 square feet of underground caves for wine barrel storage with a capacity to store over 750 barrels. There are also special event dining areas indoors as well as in the underground caves.

Archery Summit is focused primarily on producing estate grown, expressive single vineyard Pinot Noir and Chardonnay sold by Crimson under the Archery Summit brand name. Archery Summit also produces Vireton Pinot Gris, which is sold by Crimson under the Archery Summit brand name and is made from purchased grapes.

Chamisal Vineyards

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973. The Chamisal Vineyard was the first vineyard planted in the Edna Valley in 1973. The winery at Chamisal has a permitted annual wine production capacity of up to 480,000 gallons which equates to approximately 200,000 cases of wine; however, current fermentation and processing capacity is approximately 68,000 cases. The facility includes areas and equipment for crush, fermentation, aging and bottling processes, as well as a tasting room, hospitality center and administrative offices. There are special event dining areas outdoors.

Chamisal is focused on producing benchmark Chardonnay and single vineyard Pinot Noir all produced from top vineyards in the Central Coast, including both purchased and estate grown grapes. The wines are sold by Crimson under the Chamisal Vineyards brand name.

Seghesio Family Vineyards

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns acreage in two Sonoma County appellations-Alexander Valley and Russian River Valley. Seghesio Family Vineyards has a long history of growing and producing Zinfandel and Italian varietal wines in the Sonoma region of California. The winery at Seghesio Family Vineyards has a permitted annual wine production capacity of up to 595,000 gallons, which equates to approximately 250,000 cases of wine; however, current fermentation and processing capacity is approximately 165,000 cases. The facility includes areas and equipment for crush, fermentation, aging, bottling and warehousing, in addition to a tasting room, private hospitality areas and administrative offices. There are indoor and outdoor special event dining areas.

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

In 2017 Double Canyon completed construction of a state-of-the-art 47,000-square-foot wine production facility in West Richland, Washington. The winery facility has an annual permitted wine production capacity of up to 595,000 gallons, which equates to approximately 250,000 cases of wine; however, current fermentation and processing capacity is approximately 57,000 cases. Double Canyon shares production in the new facility for certain wines of Seven Hills Winery.

Double Canyon is focused on producing Cabernet Sauvignon from Washington State’s best appellations. Double Canyon launched the Horse Heaven Hills Cabernet Sauvignon nationally in 2016, expanded into more markets and channels across the U.S. in 2017 and continued to increase distribution in 2018. As part of our strategic initiatives targeted at supply chain management, Crimson completed its exit of the Double Canyon farming operations in January 2020 with the sale of its remaining 181 acres of land, 93 acres of which were planted with grapes. As a result, Double Canyon produces its wine from purchased grapes with long-term contracts in place for grapes from its formerly owned vineyard.

Seven Hills Winery

Seven Hills Winery was established in 1988 and acquired by Crimson in January 2016.  The winery facility has an annual permitted wine production capacity of up to 48,000 gallons, which equates to approximately 20,000 cases of wine; however, current fermentation and processing capacity is approximately 11,000 cases. The winery and tasting room are located in downtown Walla Walla in the historic Whitehouse-Crawford building. The 15,463 square-foot facility includes areas and equipment for crush, fermentation, aging, bottling processes, as well as a tasting room and administrative offices.

In December 2016 the Company also acquired land in the Walla Walla Valley for use by Seven Hills Winery. This land purchase encompassed approximately 108 acres of vineyards and apple orchards. Included in the 108 acres are 21 acres of some of the oldest and highest quality Bordeaux varietal plantings in the Walla Walla Valley. This historic site, considered the original Seven Hills Winery estate acres, was planted by the Seven Hills Winery founder and his father. In addition, within the 108 acres are 14 acres in The Rocks District of Milton-Freewater, which is known for world class Rhone style wines. During 2017 and 2018, Seven Hills Winery replanted certain acres of the apple orchards into vineyards and removed the remaining orchards for either replanting to grapes or to sell off the land. In 2018, 36 acres of fallow land was listed in the market for sale that remained for sale at the end of 2020.

Malene Wines

Malene Wines was created by Crimson in 2016 with the goal of creating America’s reference point premium Rosé with a sole focus on premium Rosé produced in the U.S. Malene Wines sources fruit from specific sites throughout the Central Coast intentionally farmed for world class Rosé winemaking. In 2017, utilizing fallow ground Crimson owns in the Edna Valley, we planted 5 estate acres to Grenache specifically dedicated for Malene Rosé. There are an additional 26 fallow acres in the Edna Valley that the Company could plant to further expand estate grapes for Malene Wines.

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

Demand for luxury wines can rise and fall with general economic conditions. In 2020, the wine industry saw a continued shift in consumer purchasing behaviors towards Ecommerce channels, which was further accelerated due to the COVID-19 pandemic. Restaurants, bars, and other hospitality locations were impacted by shutdowns and operating restrictions related to state and local orders, negatively impacting On-Premise wine sales.

Wine production is also significantly affected by grape and bulk wine supply. 2020 was a historic wildfire season across California, Oregon, and Washington, which will negatively impact supply of the 2020 vintage and may cause upward pricing pressure on the bulk wine market due to losses and smoke taint damages related to the 2020 vintage.

Crimson’s wines are typically sold at retail price points from $16 to $250 per bottle; however, in the wholesale channel, which represented 85% and 87% of Crimson’s case volume in the years ended December 31, 2020 and 2019, respectively, the majority of volume is in the $16 to $30 retail price range.

Business Segments

Crimson reports operating results in two segments: Wholesale and Direct to Consumer. These business segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. Both financial and certain non-financial data are reported and evaluated to assist senior management with strategic planning. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are included; however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. Therefore, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated. Further information about segments, including net sales, cost of sales, gross profit, directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2020 and 2019 can be found in Note 14 to the consolidated financial statements.

Sales and Marketing

Crimson focuses on brand development and distribution to increase revenues and profitability, which has included acquisitions of vineyards and wineries and the development of new brands with existing assets and the development of new direct sales outlets.

Crimson’s sales and marketing team coordinates the sales and distribution of its various brands, maintains domestic and export distributor relationships and oversees the timing and allocation of new releases. The sales team has employees in major markets in the U.S. and, where required, has brokers in certain domestic and international markets. Crimson’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically, as well as cruise lines and nearly 30 countries throughout the world.

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

Wholesale

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants. Domestic sales of Crimson’s wines are made through nearly 50 independent wine and spirits distributors. International sales are made through independent importers and brokers. During 2020, domestic distributor sales represented 49% of net sales and export sales represented 4% of net sales. During 2020, three distributors represented approximately 15%, 13%, and 11% of Crimson’s total sales and no other distributor represented 10% or more of total sales.

Direct to Consumer

As permitted under federal and local regulations, Crimson has been placing increasing emphasis on direct sales to consumers, which it is able to do through Ecommerce, wine clubs, and at the wineries’ tasting rooms. In particular, Crimson has been placing increased emphasis on digital and Ecommerce opportunities. During 2020, direct sales to consumers represented 41% of net sales. Approximately 60% of the direct to consumer net sales were through wine clubs, 24% from Ecommerce and 16% were through the wineries’ tasting rooms, special events and other sales. Members typically join our wine clubs after visiting our tasting rooms at our various facilities, signing up directly through our website, or after hearing about our wine clubs from other members. While traffic to tasting rooms declined significantly in 2020 related to the COVID-19 pandemic, our tasting rooms are located in popular tourist destinations that typically attract consumers interested in winemaking and travel. Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors; however, for certain direct sales offers, some of the profit is offset by freight subsidies.

Grape Supply

Crimson controls approximately 759 acres of vineyards in the Napa Valley, Sonoma County and Edna Valley in California, the Willamette Valley and The Rocks District in Oregon, and the Walla Walla Valley across Washington and Oregon. Approximately 593 acres of these vineyards are planted. Crimson expects to continue vineyard development plans for non-producing acreage in California, Oregon and Washington properties. Newly planted vines take approximately three to five years to reach maturity and vineyards can be expected to have a useful life of at least 25 years before replanting is necessary. Depending on the site, soil and water conditions and spacing, Crimson’s experience has been that it costs approximately $31,000 to $130,000 per acre over a three year period to develop open land into a vineyard capable of producing premium wine grapes, before taking into account the cost of the land. During 2020, the average cost per acre placed into service was approximately $66,000 per acre.

In 2020, approximately 30% of Crimson’s total grape supply came from Crimson controlled vineyards. Crimson purchased the balance of its supply from approximately 43 independent growers. The grower contracts range from one-year spot market purchases to intermediate and long term-agreements. During 2020, three growers represented 10%, 11%, and 14% of Crimson’s grape supply.

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability.

The table below summarizes Crimson’s wine grape supply and production from the last two harvests:

	Harvest Year
	2020	2019
Estate grapes:
Producing acres	557	701
Tons harvested	1,351	2,436
Tons per acre	2.4	3.5
All grapes and purchased juice (in equivalent tons):
Estate grapes	1,351	2,436
Purchased grapes and juice	3,199	3,950
Total (in tons)	4,550	6,386
Total cases bottled during the year	357,000	313,000

The reduction in estate grapes harvested was driven by efforts to re-align supply to demand, including the sale of 181 acres in Klickitat County, Washington, as well as reduced yields related to the 2020 wildfires.

The table below summarizes Crimson’s sales of grapes and bulk wine during the last two years:

	Year Ended December 31,
	2020	2019
Grapes sold (in tons)	71	1,195
Bulk wine sold (in gallons)	181,515	180,399
Total grape and bulk wine equivalent cases sold	81,000	159,000

Total cases shipped were approximately 343,000 and 340,000 for the years ended December 31, 2020 and 2019, respectively. Cases shipped are disclosed for informational purposes, but do not necessarily correspond to the vintage year the grapes are grown and crushed. Depending on the wine, the production cycle to bottled sales is anywhere from one to three years.

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

On January 1, 2018, the 2017 Craft Beverage Modernization Act ("CBMA") became effective as part of the Tax Cuts and Jobs Act (Public Law 115-97) and made extensive changes to the Internal Revenue Code of 1986 ("IRC"), including provisions related to alcohol that were administered by TTB favorably impacting the federal alcohol tax rate.  The federal alcohol tax rate changed effective January 1, 2018 through December 31, 2019. On December 20, 2019, the CBMA was extended through December 31, 2020, maintaining the reduced federal alcohol tax rates in place at the time. On December 27, 2020, the Taxpayer Certainty and Disaster Tax Act of 2020 was passed, which permanently extended the reduced tax rates and tax credits made available by the CBMA. The previous rate of $1.07 per gallon for wines with alcohol content at or below 14% has been permanently modified to apply to wines with alcohol content at or below 16%. The previous tax rate of $1.57 per gallon for wines above 14% but less than 21% has been permanently modified to apply to wines over 16%. The tax rates for wines with alcohol content over 21% has not changed.

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

Human Capital Management

As of December 31, 2020, Crimson employed 160 regular, full-time employees. Crimson also employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of Crimson’s employees are represented by a collective bargaining unit and Crimson believes that its relationship with its employees is good.

Crimson prioritizes employee safety and welfare in order to retain and attract the best talent. Crimson offers quality benefit plans, employee development programs, competitive wages, and safety training courses so workers can avoid injury and remain prepared in the case of an unexpected emergency. Crimson is focused not only on the well-being of its employees but also the customers and communities that Crimson serves.

Pandemic Response

Since the onset of the COVID-19 pandemic, the Company’s Crisis Management Team focused on deploying resources and enacting procedures to accommodate the needs and protect the health and safety of its employees. Crimson quickly transitioned its office employees to a remote-work arrangement. Crimson provided equipment, systems, and resources for home connection to employees to facilitate this transition. In 2020, Crimson provided employees working from home with a stipend to support home office needs. Crimson has continually engaged with its people to support the physical and mental health of them and their families by offering online wellness resources, webinars, and telehealth access. To ensure employee safety, the Crisis Management Team issued COVID-19 operations guidelines to all employees, specifically to those working in the areas of production, vineyards, tasting rooms, support staff and the sales force. In addition, the Crisis Management Team encouraged employees to only travel for essential needs, suspending all business travel during certain periods and implemented reporting protocols in cases of personal travels. The Company will continue to monitor public health announcements and government orders to accommodate additional changes as necessary.

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

We have identified a material weakness in our internal control over financial reporting, which has exposed us to a number of additional risks and uncertainties. We are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States. In connection with the restatement of our audited consolidated financial statements for the years ended December 31, 2017, 2018 and 2019 and the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2020 and 2019, the three and six months ended June 30, 2020 and 2019 and the three and nine months ended September 30, 2020 and 2019, we determined that we had a material weakness as of December 31, 2020, namely that our controls to monitor and associate the cost of bulk wine inventory with quantity or gallons on hand were not effective. Due to this material weakness, we have concluded that as of December 31, 2020, our internal control over financial reporting was not effective. Subsequent to December 31, 2020, we have restated the consolidated financial statements for the periods referenced above to correct for errors caused by this weakness. We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

We face risks related to health pandemics, particularly the recent outbreak of COVID-19, which could adversely affect our business and results of operations. Our business could be adversely affected by a widespread outbreak of contagious disease, including the global pandemic related to COVID-19. The effects of this outbreak on our business could include employees becoming infected, disruptions or restrictions on our employees’ ability to travel in affected regions, as well as temporary closures of our tasting rooms and temporary closures of the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and likely impact our results of operations. The extent to which the COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected.

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

Financial and Capital Markets and Tax Risks

Our indebtedness could have a material adverse effect on our financial health. In March 2013, we entered into a revolving credit facility with American AgCredit, FLCA and CoBank, FCB as joint lenders that is secured by certain real property. In March 2018, we entered into the second amendment to the 2013 Revolving Credit Facility with FLCA. We plan to rely upon the revolving credit facility for potential incremental capital project funding and in the future may use it for acquisitions. No amounts are currently outstanding under the revolving credit facility. In November 2015, our subsidiary, Pine Ridge Winery, LLC, entered into a senior secured term loan agreement with FLCA for an aggregate principal amount of $16.0 million. In June 2017, our subsidiary, Double Canyon Vineyards, LLC, entered into a senior secured term loan agreement with FLCA for an aggregate principal amount of $10.0 million. We are guarantor of the term loans entered into by our subsidiaries, Double Canyon Vineyards, LLC and Pine Ridge Winery, LLC, which are collateralized by certain real property. In April 2020, Crimson entered into an unsecured term loan agreement with American AgCredit, FLCA for an aggregate principal amount of $3.8 million. Under the CARES Act, the loan is eligible for forgiveness for the portion used to cover payroll costs and other specified non-payroll costs. The Company intends to apply for forgiveness of amounts received under the PPP in accordance with the requirements of the CARES Act, as amended, although there can be no assurance that it will be eligible for forgiveness of the PPP Loan, in full or in part. The term loans entered into by our subsidiaries, Double Canyon Vineyards, LLC and Pine Ridge Winery, LLC, and the revolving credit facility include covenants that require the maintenance of specified debt and equity ratios, limit the incurrence of additional indebtedness, limit dividends and other distributions to shareholders and limit certain mergers, consolidations and sales of assets. If we are unable to comply with these covenants, outstanding amounts could become immediately due and/or there could be a substantial increase in the rate of borrowing.

Our common stock is not listed on any securities exchange; as a result there may be a limited public market for our common stock. Prices for our common stock are quoted on the Over-The-Counter (“OTC”) Market. Securities whose prices are quoted on the OTC Market do not have the same liquidity as securities that trade on a recognized market or securities exchange. An active trading market for our common stock may not be sustained in the future. As a result, stockholders may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock.

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

Significant influence over our affairs may be exercised by our principal stockholders. As of April 9, 2021, the significant stockholders of our company include our directors Joseph S. Steinberg (approximately 11.8% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg’s private charitable foundation) and John D. Cumming (approximately 12.9% beneficial ownership). Accordingly, Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

Crimson’s vineyards and winemaking facilities are described in Item 1. In 2014, the Company entered into a lease agreement in Napa, California to lease approximately 13,200 square feet of space for its administrative offices. The lease commenced July 1, 2014 for a term expiring June 30, 2020. During 2019, the Company extended the lease agreement for the administrative offices for a term expiring June 30, 2022. During 2020, the Company relocated its administrative offices from the leased location at 2700 Napa Valley Corporate Drive, Suite B, Napa, California 94558 to its wholly-owned winery, Pine Ridge Vineyards, located at 5901 Silverado Trail, Napa, CA 94558. The Company is currently in negotiations with the lessor to reach an early lease termination agreement.

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

	High	Low
2019
First Quarter	$8.88	$7.75
Second Quarter	$8.70	$7.26
Third Quarter	$8.30	$7.00
Fourth Quarter	$7.88	$6.75

2020
First Quarter	$7.94	$4.55
Second Quarter	$6.50	$4.87
Third Quarter	$6.00	$4.85
Fourth Quarter	$5.62	$4.70

On April 9, 2021, the closing sales price for the Company’s common stock was $6.85 per share. As of that date, there were 1,363 stockholders of record. Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

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

Purchase of Equity Securities

There has been no purchase of equity securities by the Company within the past year.

Unregistered Sales of Securities

There have been no sales of unregistered securities by the Company within the past year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2020:

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

At December 31, 2020, wine inventory includes approximately 0.7 million cases of bottled and bulk wine in various stages of the aging process.  Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Impact of COVID-19 on Operations

In March 2020, the coronavirus disease (“COVID-19”) outbreak was declared a national public health emergency which continues to affect the world and has adversely impacted global activity and contributed to significant economic declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and be followed by a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. The outbreak has adversely impacted the Company’s tasting room visitations, On-Premise business, and special events. The outbreak presents uncertainty and risk with respect to the Company, its future performance and financial results.

As of March 16, 2020, with the exception of key operations personnel, the Company has shifted its home office staff to remote workstations, which has been an effective transition to date. The Company will continue to operate remotely until management determines it is safe for employees to return to offices.

The Company has not experienced nor does it anticipate significant impact or disruptions to its supply chain network.

On March 16, 2020, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. Following months of closures, each of the aforementioned states issued reopening guidelines and metrics that counties must achieve prior to business reopening. After remaining closed for nearly all of the second quarter and complying with reopening guidelines, the Company’s tasting rooms reopened during June 2020 in limited capacity and operating hours, and with additional safety measures in place. In the first several weeks of July 2020, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. In late July 2020, the State of Washington required the shutdown of wineries, regardless of whether food is served. During this period, while the State of Oregon allowed indoor wine tastings with noted restrictions, the Company's Oregon-based tasting room, Archery Summit, operated almost entirely outdoors. Although outdoor operations were allowed to resume in August, COVID-19 containment measures and the 2020 wildfires limited the amount of traffic at the Company's tasting rooms. In mid-November 2020, further government restrictions and shutdown orders were issued for the State of Oregon with California and Washington following suit in December 2020, resulting in either shutdowns or outdoor-only tastings for all of the Company's tasting rooms.

All of the Company’s tasting rooms have been impacted by government orders and restrictions to significant and varying degrees at times. Much of the aforementioned restrictions or shutdowns of the operations of winery tasting rooms remain in place. Management and staff at all estate locations have taken the appropriate steps to continue accommodations for outdoor tastings, when permitted, to ensure the safety of all guests and staff. In addition to limiting the number of guests and requiring reservations, the Company has implemented various measures to prevent the spread of the virus including using available forms of PPE, assigning tasting room staff to discrete guest parties to limit contact exposure, screening workers before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees to adhere to prevention measures recommended by the Center for Disease Control (“CDC”).

The Company has experienced both reductions and increases in consumer demand in various channels due to the COVID-19 outbreak in the twelve months ended December 31, 2020.

Our Direct to Consumer segment includes retail sales in the tasting rooms, remote sites and on-site events, wine club net sales, direct phone sales, and other sales made directly to the consumer without the use of an intermediary. Tasting room sales have been negatively impacted due to closures and operating limitations. The Company also sells wine directly to consumers through our website (http://www.crimsonwinegroup.com), third-party websites, direct phone calls, and other online sales (“Ecommerce”). The Company’s Ecommerce operations have been favorably impacted through changes in consumer behavior and our opportunistic email campaigns and web offers to our customers.

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

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates all of these estimates and assumptions. The following areas have been identified as critical accounting estimates because they have the potential to have a significant impact on the Company’s consolidated financial statements, and because they are based on assumptions which are used in the accounting records to reflect, at a specific point in time, events whose ultimate outcome will not be known until a later date. Actual results could differ from these estimates.

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $6.4 million and $2.0 million were recorded during the years ended December 31, 2020 and 2019, respectively. The majority of the increase in inventory write-downs for the 2020 period as compared to the 2019 period was related to the $3.5 million recognized for the 2020 vintage with smoke taint exposure from the 2020 wildfires.

In a strategic effort to maximize asset utilization in 2019, the Company increased focus on supply chain management. The Company reduced planned production in an effort to re-align supply with changes in forecasted demand. In the third quarter of 2019, the Company finalized a review of standard overhead applied to bulk wine inventory and bulk wine inventory reserves in the current market and subsequently increased its reserve estimate from 50% to 75% of total projected bulk wine sale losses. As a result of this change in estimate, bulk wine inventory was reduced by $1.2 million, resulting in a decrease to net income of $1.2 million or $0.05 per diluted share for fiscal year 2019.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. The Company has not recorded any significant impairment charges for its vineyards unless related to the sale of an asset during the two year period ended December 31, 2020.

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

Recoverability of long-lived assets is measured using a comparison of the carrying amount of an asset group to the fair value or future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is in the Business section of this Form 10-K.

During the years ended December 31, 2020 and 2019, the Company recorded impairment charges of $1.3 million and $2.2 million, respectively, to write-down the carrying value of a portion of construction in progress expenses no longer viable to the long-term project related to renovations of tasting rooms, right-of-use lease asset related to the relocation of our administrative offices, vineyards and apple orchards held for sale to fair value less cost to sell.

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

Restructuring
During 2018, the Company committed to various restructuring activities (the “2018 Restructuring Program”) including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations. Restructuring charges of $0.1 million and $1.3 million were incurred in the years ended December 31, 2019 and 2018, respectively. The Company has incurred $1.4 million of restructuring charges since the inception of the restructuring plan consisting of $0.9 million employee related costs, $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company’s restructuring activities under the 2018 Restructuring Program were substantially complete as of March 31, 2019.

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, changes in sales, marketing, and Direct to Consumer organizational structure, and transitioning of information technology services and export fulfillment to outsourced support models. For the year ended December 31, 2020, the Company incurred $1.4 million of restructuring charges, consisting of $1.1 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 of other restructuring costs associated with departmental reorganization activities. The Company’s restructuring activities under the 2020 Restructuring Program were substantially complete as of September 30, 2020.

The Company recorded costs of $1.2 million for employee related restructuring activities and paid $1.2 million during the year ended December 31, 2020. The liability related to restructuring activities was $0.3 million at December 31, 2020 and 2019.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. See the Annual Report on Form 10-K/A for the year ended December 31, 2019 for additional information on the restatement of previously issued consolidated financial statements.

Net Sales

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$33,849	$33,020	$829	3%
Direct to consumer	26,415	26,839	(424)	(2)%
Other	3,844	7,276	(3,432)	(47)%
Total net sales	$64,108	$67,135	$(3,027)	(5)%

Wholesale net sales increased $0.8 million, or 3%, in 2020 as compared to 2019. The increase was primarily driven by increased domestic wine sales as well as decreased price support compared to 2019, partially offset by decreased export wine sales to cruise and transportation segments and Asia. The increase in domestic wine sales was driven by increased consumer demand in Off-Premise locations and the timing of inventory fulfillment with new wholesale distributors, partially offset by a decrease in On-Premise sales due to COVID-19 containment measures.

Direct to consumer net sales decreased $0.4 million, or 2%, in 2020 as compared to 2019. The decrease was primarily driven by reduced wine sold in the tasting rooms and during special events, as well as decreased wine club sales, partially offset by successful strategic Ecommerce offers compared to 2019. The decrease in wine sold in the tasting rooms is driven by the temporary closures of tasting rooms from March through June 2020 and again from November through December 2020 related to COVID-19 containment measures, reduced operating capacity due to COVID-19 containment measures, and temporary closures of tasting rooms related to poor air quality and extreme heat during the August and September 2020 wildfires in California and Oregon. Reduced wine sales from special events were due to cancellations of all special events from March 2020 through the end of the year. The decrease in wine club sales was driven by lower membership compared to 2019 and increased skipped club shipments, offered in lieu of cancellations, partially offset by increased order value of club shipments due to customizations. Overall, Direct to consumer cases sold increased compared to 2019, but net sales decreased due to the higher price support associated with Ecommerce sales.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees and retail sales, decreased $3.4 million or 47%, in 2020 as compared to 2019. The decrease was primarily driven by reduced event fees and non-wine retail sales due to capacity limitations of tasting rooms and event cancellations as a result of COVID-19 containment measures, lower sales from custom winemaking services caused by a lower harvest year for many clients, as well as a decrease in grapes sold as compared to 2019.

Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Wholesale	$11,155	$10,385	$770	7%
Wholesale gross margin percentage	33%	31%
Direct to consumer	16,210	17,986	(1,776)	(10)%
Direct to consumer gross margin percentage	61%	67%
Other	(7,673)	(3,262)	(4,411)	(135)%
Total gross profit	$19,692	$25,109	$(5,417)	(22)%

Wholesale gross profit increased $0.8 million, or 7%, in 2020 as compared to 2019 driven by increased domestic wine sales as discussed above, decreased cost of goods sold and decreased price support. Decreased costs were primarily driven by a shift in sales mix to wine labels with a lower cost of goods sold, as well as a transition to a lower cost vintage on the top selling label. Decreased price support was related to a shift in channel mix, with a smaller portion of sales occurring in the On-Premise channel, which generally requires higher price support to achieve competitive pricing, in 2020 as compared to 2019. Gross margin percentage, which is defined as gross profit as a percentage of net sales, increased 150 basis points primarily driven by decreased cost of goods sold and decreased price support compared to the prior period.

Direct to consumer gross profit decreased $1.8 million, or 10%, in 2020 as compared to 2019. The decrease was primarily driven by reduced wine sold in the tasting rooms and during special events, partially offset by successful strategic Ecommerce offers compared to 2019. The negative impact on hospitality services was due to operating limitations as a result of COVID-19 containment measures and intermittent closures due to the poor air quality and extreme heat related to the 2020 wildfires in California and Oregon. Direct to consumer gross margin percentage decreased 560 basis points in 2020 primarily driven by release of higher cost vintages on Direct to consumer labels and Ecommerce offers driving higher price support with a less favorable sales mix compared to 2019.

Other includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales and increased $4.4 million, or 135%, in 2020 as compared to 2019. The increase in other gross loss is primarily driven by $3.5 million inventory write-downs related to the 2020 vintage grapes affected by smoke taint exposure, reduced event fees and non-wine retail sales due to the tasting rooms’ operating limitations and intermittent closures as discussed above

Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	Increase (Decrease)	% change
Sales and marketing	$14,250	$17,956	$(3,706)	(21)%
General and administrative	11,369	11,792	(423)	(4)%
Total operating expenses	$25,619	$29,748	$(4,129)	(14)%

Sales and marketing expenses decreased $3.7 million, or 21%, in 2020 as compared to 2019. The decrease was primarily driven by reduced compensation as a result of the 2020 Restructuring Program, decreased travel costs related to COVID-19, and reduced selling expenses compared to 2019. Both reductions in compensation and selling expenses were part of the Company's strategic initiatives for a more effective cost structure.

General and administrative expenses decreased $0.4 million, or 4%, in 2020 as compared to 2019 primarily due to nonrecurring severance and employee recruiting services incurred in 2019, as well as decreased travel costs.

Other Income (Expense)

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	Change	% change
Interest expense, net	$(1,094)	$(1,061)	$(33)	(3)%
Other income, net	472	433	39	9%
Total other expense, net	$(622)	$(628)	$6	1%

Interest expense, net, increased less than $0.1 million, or 3%, in 2020 as compared to 2019. The increase was primarily driven by a lower patronage dividend received and lower capitalized interest on vineyard development projects during the current period.
Other income, net, increased less than $0.1 million, or 9%, in 2020 as compared to 2019. The increase was primarily driven by the discontinuation of apple consignment sales, which yielded a loss, in 2019, partially offset by lower interest income and insurance proceeds received in 2020.

Income Tax Benefit
Our income tax benefit increased $1.0 million in 2020 as compared to 2019. The effective tax rate was 32.5% for 2020 as compared to 26.8% for 2019. The difference between the consolidated effective income tax rate and the U.S. federal statutory was primarily attributable to state taxes, the federal net operating loss carryback, and other adjustments.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash and cash equivalents, investments in available for sale securities, funds generated from operations and bank borrowings. The Company’s primary cash needs are to fund working capital requirements and capital expenditures. Despite the negative effects of COVID-19 on our business, the Company has maintained adequate liquidity to meet working capital requirements, fund capital expenditures, meet payroll, repay scheduled principal and interest payments on debt, and maintain compliance with debt covenants.

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2020, $12.6 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2020, $8.3 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

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

On April 22, 2020, Crimson entered into an unsecured term loan agreement (the “2020 PPP Term Loan”) with the Lender for an aggregate principal amount of $3.8 million. Amounts outstanding under the 2020 PPP Term Loan bear a fixed interest rate of 1.00% per annum. If all or a portion of the 2020 PPP Term Loan is not forgiven, any accrued and unpaid interest shall be added to the outstanding balance (“Adjusted Loan Balance”).

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

The full $3.8 million was drawn at closing and the 2020 PPP Term Loan can be used for the purposes authorized and approved in the CARES Act. As of December 31, 2020, $3.8 million in principal was outstanding on the 2020 PPP Term Loan.

Consolidated Statements of Cash Flows
The following table summarizes our cash flow activities for the years ended December 31, 2020 and 2019 (in thousands):

Cash provided by (used in):	2020	2019
Operating activities	$13,591	$3,642
Investing activities	342	4,713
Financing activities	2,395	(4,745)

Cash provided by operating activities

Net cash provided by operating activities was $13.6 million in 2020, consisting primarily of $6.4 million of net loss adjusted for $15.3 million of non-cash items such as $8.3 million of depreciation and amortization, $6.4 million from the loss of inventory write-offs, $1.4 million of restructuring charges, and $1.4 million of impairment charges to adjust the carrying value of tasting room construction in progress renovation projects. Additionally, there were $4.7 million of net cash inflows related to changes in operating assets and liabilities, primarily due to a decrease of $5.5 million in inventory and $2.0 million in accounts receivable, partially offset by a decrease of $2.2 million in accounts payable and accrued liabilities and an increase of $0.4 million in other current assets.

Net cash provided by operating activities was $3.6 million in 2019, consisting primarily of $5.7 million of net loss adjusted for $11.8 million of non-cash items such as $8.9 million of depreciation and amortization, $2.2 million of impairment charges to adjust the cost of assets sold or held for sale, and $2.0 million from the loss of inventory write-offs, partially offset by an increase of $1.7 million benefit for income taxes. Additionally, there were $2.5 million of net cash outflows related to changes in operating assets and liabilities, primarily due to an increase of $2.9 million in accounts receivable and a decrease of $2.4 million in accounts payable and accrued liabilities, partially offset by a reduction of $2.8 million in inventory.

Cash provided by investing activities

Net cash provided by investing activities was $0.3 million in 2020, consisting primarily of proceeds from sale of land in Klickitat County, Washington totaling $1.9 million and the net redemptions of available for sale investments of $1.5 million, partially offset by capital expenditures of $3.1 million.

Net cash provided by investing activities was $4.7 million in 2019, consisting primarily of net redemptions of available for sale investments of $9.3 million, partially offset by capital expenditures of $5.4 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities was $2.4 million in 2020, consisting primarily of proceeds of the 2020 PPP Term Loan totaling $3.8 million, partially offset by principal payments on our 2015 and 2017 Term Loans of $1.4 million.

Net cash used in financing activities was $4.7 million in 2019, which reflects the repurchase of shares of our common stock at a repurchase price of $3.5 million, principal payments on our 2015 and 2017 Term Loans of $1.1 million and contingent consideration payments of $0.1 million associated with the Seven Hills Winery acquisition.

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

Not required.

Item 8.       Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that, as of December 31, 2020, due to the material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 as a result of the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We did not have adequate controls in place to monitor and associate the cost of bulk wine inventory with quantity or gallons on hand. As a result, the cost related to certain bulk wine inventory was not properly transferred to bulk and bottled inventory accounts that would subsequently be relieved through sales transactions. This material weakness resulted in the restatement of our consolidated financial statements as of and for the years ended December 31, 2019, 2018 and 2017 and the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2020 and 2019, the three and six months ended June 30, 2020 and 2019 and the three and nine months ended September 30, 2020 and 2019. It should be noted that the custody and recordkeeping of physical inventory have always been properly maintained through physical inventory counts and the restatement error is strictly related to the cost component.

For the year ended December 31, 2020, our independent registered public accounting firm, BPM LLP, was not required to report on the effectiveness of our internal control over financial reporting due to exemptions allowed to filers with a non-accelerated filer status in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002.

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

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting.

Other than as described in the Remediation of the Material Weakness section above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

As of April 13, 2021, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below. Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

John D. Cumming, age 53, was elected as Chairman of Crimson in June 2015 after serving as a director since February 2013. Mr. Cumming is the Founder and Executive Chairman of POWDR Corp., a private ski resort and summer camp operating company. In addition to leading POWDR Corp., Mr. Cumming holds many positions in related fields, including Chairman of Snowbird Holdings LLC, Board Member of The Cumming Family Foundation, Chairman of Cumming Investment Company, also known as American Investment Company, Member of the investment committee of Teton Holdings Corporation CCS, Chairman of Outside TV and U.S. Ski & Snowboard Foundation Trustee. He is the Founder and Chairman Emeritus of The Park City Community Foundation and a founding shareholder of Mountain Hardwear.

Joseph S. Steinberg, age 77, was elected as a director in February 2013. Mr. Steinberg has been a director of HomeFed Corporation since August 1998 and Chairman of the Board since December 1999. Mr. Steinberg is Chairman of the Board of Directors of Jefferies Financial Group Inc., and from January 1979 until March 1, 2013 served as President of Leucadia National Corporation (now Jefferies Financial Group Inc.). In July 2020, Mr. Steinberg joined the Board of Directors of Pershing Square Tontine Holdings Ltd. Mr. Steinberg has previously served on the Board of Spectrum Brands Holdings, Inc. in addition to being a former director of Mueller Industries, Inc. and Fortescue Metals Group Ltd. Mr. Steinberg has managerial and investing experience in a broad range of businesses. He also has experience serving on the boards and committees of both public and private companies.

Avraham M. Neikrug, age 51, was elected as a director in February 2013. Mr. Neikrug has been the Managing Partner of Goldenhill Ventures, a private investment firm that specializes in buying and building businesses in partnership with management, since June 2011. Mr. Neikrug has served as Vice President in Goldenhill Ventures LLC since June 2011. Mr. Neikrug has managerial and investing experience in a broad range of businesses through his founding and operating of JIR Inc., a company involved in the development of regional cable television throughout Russia, JIRP, a business-to-business internet service provider (ISP) based in Austria, and M&A Argentina, a private equity effort in Argentina. Avraham M. Neikrug’s father is a first cousin to Joseph S. Steinberg.

Douglas M. Carlson, age 64, was elected as a director in March 2013. Mr. Carlson was elected CEO and Chairman of Tommy’s Superfoods, LLC in August 2015. Tommy's is in the frozen vegetables business and now a national brand in the U.S., with 14 different and creative seasoned blends of vegetables. From October 2013 to July 2015, Mr. Carlson was the Executive Vice President and Chief Marketing Officer of NOOK Media LLC, a subsidiary of Barnes & Noble, Inc. From April 2010 to September 2013, Mr. Carlson was Managing Partner of Rancho Valencia Resort & Spa, a tennis resort that includes fractional real estate. Prior to that, Mr. Carlson was Executive Chairman and Managing Director of Zinio, LLC and VIV Publishing, a digital publishing, retail and distribution platform for magazines, since 2005. Mr. Carlson co-founded FIJI Water Company LLC, Inc. in 1996 and served as its Chief Executive Officer from 1996 to 2005. Prior to joining FIJI, Mr. Carlson served as the Senior Vice President and Chief Financial Officer for The Aspen Skiing Company, from 1989 to 1996. Mr. Carlson has managerial and investing experience both within and outside the hospitality industry, as well as having been a certified public accountant.

Craig D. Williams, age 70, was elected as a director in March 2013. From January 2015 to May 2018, Mr. Williams was the Chief Winegrower & Chief Operating Officer at Crimson Wine Group. Prior to that, Mr. Williams was the owner of Craig Williams Wine Company, a consulting business focused on winemaking and viticulture from 2008 to 2015. From 1976 to 2008, Mr. Williams held a variety of winemaking roles at Joseph Phelps Vineyards, rising to Senior Vice President of Winegrowing, responsible for all viticulture and winemaking activities, from 1999 to 2008. Mr. Williams has managerial experience and experience in multiple aspects of the wine business.

Colby A. Rollins, age 46, was elected as a director on April 25, 2018. Mr. Rollins is currently the Chief Operations Officer of American Investment Company, a family-owned investment company with diversified holdings. Previously, he served as the Chief Financial Officer of American Investment Company from January 2009 to January 2011. John D. Cumming, Chairman of Crimson Wine Group, is also the Chairman of American Investment Company. Mr. Rollins served as a Director, Chief

Operations Officer, and Chief Financial Officer of Wing Enterprises, Inc., a privately-owned ladder company, from 2004 to 2008. He also has managerial and investment experience, including serving on the board of directors for Monaco Enterprises, Inc., IPT, LLC (dba PayLock Parking Solutions), MTI Partners, LLC, PMH Investors, LLC, Snowbird Holdings, LLC, City Roasting Company, LLC, Pawtree, LLC, and Ready Foods, LLC. Mr. Rollins was also a certified public accountant with Deloitte & Touche LLP.

Luanne D. Tierney, age 57, was elected as a director on November 5, 2018. Ms. Tierney is currently the CMO of Betterworks. Ms. Tierney is a Silicon Valley executive who has held executive positions at Cisco Systems, Juniper Networks, and Proofpoint. Ms. Tierney has successfully built and led complex marketing organizations for several Fortune 500 and mid-market SaaS companies. Ms. Tierney's efforts have gained wide recognition within the industry and she has garnered numerous awards and honors, including YWCA TWIN Executive Women Award, the PBWC Industry Leader Award, the Silicon Valley Women of Influence Award, among others. She has been featured in the Wall Street Journal, Huffington Post and Success Magazine, is a popular speaker at industry events, and a regular guest lecturer at Pepperdine Graziadio Business School.

Jennifer L. Locke, age 48, has served as Chief Executive Officer of Crimson since December 2019. Ms. Locke brings to the Company inspirational leadership skills and an industry-wide reputation for delivering results and leading high-performing teams in a collaborative and innovative style. Prior to joining Crimson, Ms. Locke was Senior Vice President of U.S. Luxury and Direct-to-Consumer Sales, Americas, at Treasury Wine Estates (TWE), a publicly traded global wine company, based in Melbourne, Australia. A Northwest native, Ms. Locke previously was Director of National Wholesale, Export and Direct-to-Consumer Sales at Willakenzie Estate and was Pacific Senior Regional Sales Manager at Chalone Wine Group. She began her hospitality industry career more than 20 years ago as a wine buyer and training manager at several fine-dining restaurants in Seattle.

Karen L. Diepholz, age 57, has served as Chief Financial Officer of Crimson since June 2018. Prior to that, Ms. Diepholz served for three years as the Chief Financial Officer of Vintage Wine Estates, a privately held wine company, where she led many aspects of the operations. From 2011 to 2014 Ms. Diepholz was the Vice President & Chief Financial Officer of Equinox Payments, a payment technology company, and from 2008 to 2011 the Vice President of Financial Planning and Analysis for Hypercom Corporation, a New York Stock Exchange listed global payment technology company. Ms. Diepholz also served as the Vice President, Corporate Controller at Fender Musical Instruments and spent her early career in the consumer products industry in a variety of financial and leadership roles at The Dial Corporation, now Henkel U.S.

Nicolas M.E. Quillé, MW, age 48, has served as Chief Winemaking and Operations Officer since May 2018. Prior to that, Mr. Quillé was General Manager and Head Winemaker of Banfi Vintners’ boutique portfolio of wineries in the Pacific Northwest. He spent the last 29 years in a variety of winegrowing positions in both France and the United States. In addition to his role with Banfi, his U.S. experience includes winegrowing and management positions with Pacific Rim and Bonny Doon. Prior to moving to the United States, Mr. Quillé worked in Burgundy (Antonin Rodet and Domaine Prieur), Provence (Domaine de la Courtade), Champagne (Laurent Perrier) and Portugal (Taylor’s Port).

Meetings and Committees
During 2020, the Board of Directors met four times. All seven of our then directors attended our 2020 Annual Meeting of Stockholders.
The Board of Directors of the Company has a standing Audit Committee and Compensation Committee. The Board of Directors determined that establishing standing Audit and Compensation Committees is an important element of sound corporate governance.
Procedures for Recommending Nominees

A stockholder entitled to vote in the election of directors may nominate one or more persons for election as director at a meeting if written notice of that stockholder’s intent to make the nomination has been given to us, with respect to an election to be held at an annual meeting of stockholders, no earlier than 150 days and no later than 120 days before the first anniversary of the last annual meeting, and, with respect to an election to be held at a special meeting of stockholders, no earlier than 150 days before such special meeting and no later than 120 days before such special meeting, or if the first public notice of such special meeting is less than 130 days prior to the date of such special meeting, the tenth day following the date on which public notice of the meeting is first given to stockholders. The notice shall provide such information as required under the Company’s Bylaws, including, without limitation, the name and address of the stockholder and his or her nominees, a representation that the stockholder is entitled to vote at the meeting and intends to nominate the person, a description of all arrangements or understandings between the stockholder and each nominee, other information as would be required to be included in a proxy statement soliciting proxies for the election of the stockholder’s nominees, the consent of each nominee to serve as a director of the Company if so elected, information concerning the stockholder’s direct and indirect ownership of securities of the Company, including with respect to any beneficial owner of securities of the Company held by the stockholder, and compensation received by or relationships between such stockholder with respect to the securities of the Company from any beneficial owner of such securities. We may require any proposed nominee to furnish other information as we may reasonably require to determine the eligibility of the proposed nominee to serve as a director of the Company.
Audit Committee
The Board of Directors has adopted a charter for the Audit Committee, which is available on our website, www.crimsonwinegroup.com. The Audit Committee consists of Mr. Carlson, who serves as the Chairman, Mr. Neikrug and Mr. Rollins. The Board of Directors has determined that Mr. Carlson is qualified as an audit committee financial expert within the meaning of regulations of the SEC and that each of Mr. Carlson, Neikrug and Rollins is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for audit committee members. During 2020, the Audit Committee met eight times.
Compensation Committee
The Compensation Committee, formed in 2018, (i) reviews and approves the compensation of the Company’s executive officers, (ii) establishes, oversees and administers compensation policies and programs for the Company’s employees and (iii) administers the Company’s incentive compensation plan. The Board of Directors has adopted a charter for the Compensation Committee, which is available on our website, www.crimsonwinegroup.com. The Compensation Committee currently consists of Mr. Rollins, who serves as the Chairman, and Mr. Neikrug, each of whom is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for compensation committee members. Each member of our Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. During 2020, the Compensation Committee met two times.
Nomination Committee
The Nomination Committee, formed in 2021, evaluates and nominates candidates for appointment or election to the Board, as applicable. The Board of Directors has adopted a charter for the Nomination Committee, which is available on our website, www.crimsonwinegroup.com. The Nomination Committee currently consists of Mr. Neikrug, who serves as the Chairman, Mr. Steinberg and Mr. Rollins, each of whom is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for nomination committee members. Each member of our Nomination Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.
Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis except for the following late filings: a late Form 3 by Teton Holdings Corporation CCS; a late Form 3 by David Cumming; a late Form 3 by The Ian M. Cumming Charitable Lead Annuity Trust; a Form 4 by Craig Williams, reporting 2 transactions; a Form 4 by John D. Cumming, reporting 1 transaction; and a Form 4 by the Estate of Ian M. Cumming, reporting 1 transaction.
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

Stock Ownership Requirements

We do not have a formal stock ownership requirement, although two of our directors, Messrs. John D. Cumming and Joseph S. Steinberg, respectively, beneficially own approximately 12.9% and 11.8% of our outstanding common stock as of April 9, 2021.
Accounting and Tax Matters

In December 2019, option grants for 89,000 shares were issued. The options vest annually over five years, expire in seven years and have an exercise price of $6.87, the market value at the date of grant. As of December 31, 2020, all 89,000 shares of option grants remained outstanding with no additional grants or stock activities related to exercises or expirations during the year. As of December 31, 2020, 17,800 shares of option grants vested and are exercisable.

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

Executive Compensation

The following table shows, for fiscal years 2020 and 2019, all of the compensation earned by, awarded to or paid to our named executive officers (as defined by Item 402(m)(2) of Regulation S-K).

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Bonus	Option Awards	Other (2)	Total
Jennifer L. Locke	2020	$349,327	$—		$15,353	$364,680
Chief Executive Officer(3)	2019	$20,192	$—	$141,000	$692	$161,884
Karen L. Diepholz	2020	$301,866	$43,800		$11,136	$356,802
Chief Financial Officer	2019	$292,029	$31,588		$4,502	$328,119
Nicolas M.E. Quillé,	2020	$288,966	$44,800		$15,688	$349,454
Chief Operating Officer and Chief Winegrower(4)	2019	$275,289	$77,000		$15,850	$368,139
Patrick M. DeLong,	2020	$—	$—		$248,538	$248,538
President and Chief Executive Officer(5)	2019	$232,752	$115,000		$319,915	$667,667
Mike S. Cekay,	2020	$36,808	$—		$154,629	$191,437
Senior Vice President of Sales(6)	2019	$289,576	$40,000		$22,471	$352,047

(1)Base salary under employment agreements with subsequent increases at the Board of Directors' sole discretion.
(2)Includes 401k contributions, health club reimbursements and car allowances paid by the Company. For Mr. DeLong includes $249,000 and $306,000 in severance paid in 2020 and 2019, respectively, and for Mr. Cekay includes $150,468 in severance paid in 2020.
(3)Effective December 2, 2019 Jennifer Locke became an employee of the Company. Ms. Locke received a sign-on equity award of stock options to purchase 89,000 shares of the Company's common stock, with a per-share exercise price equal to the fair market value of the stock on the grant date.
(4)From June 3, 2019 through December 1, 2019, Nicolas M.E. Quillé acted as interim President and Chief Executive Officer of the Company.
(5)Effective June 7, 2019, Patrick M. DeLong resigned from his role as an officer of the Company.
(6)Mike S. Cekay's employment with the Company was terminated on February 5, 2020.

2020 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards held by our named executive officers at December 31, 2020.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jennifer L. Locke	12/04/2019 (1)	17,800	71,200	$6.87	12/03/2026

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

Karen L. Diepholz. On June 29, 2018, we entered into an agreement with Ms. Diepholz. The agreement continues until terminated by us or Ms. Diepholz at any time and for any reason or for no reason with or without notice. Ms. Diepholz is eligible for an annual bonus in an amount to be determined by us in our discretion up to 37.5% bonus target of base salary. The amount of any annual bonus will be based upon our performance and Ms. Diepholz's performance, as determined by us, against goals mutually agreed upon between Ms. Diepholz and us. Pursuant to the agreement, Ms. Diepholz is also eligible to participate in a long term incentive plan, receive an annual car allowance benefit of $8,400 and participate in standard company benefits. Ms. Diepholz is entitled to certain benefits if her employment is terminated or upon other events.

Nicolas M.E. Quillé. On March 14, 2018, we entered into an agreement with Mr. Quillé. The agreement continues until terminated by us or Mr. Quillé at any time and for any reason or for no reason with or without notice. Mr. Quillé is eligible for an annual bonus in an amount to be determined by us in our discretion up to 40% bonus target of base salary. The amount of any annual bonus will be based upon our performance and Mr. Quillé’s performance, as determined by us, against goals mutually agreed upon between Mr. Quillé and us. Pursuant to the agreement, Mr. Quillé is also eligible to receive an annual car allowance benefit of $10,200 and participate in standard company benefits. Mr. Quillé is entitled to certain benefits if his employment is terminated or upon other events.

Potential Payments on Termination or Change of Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s employment agreement if, as of December 31, 2020, their employment had been terminated (including termination in connection with a change in control). Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

Jennifer L. Locke. In the event Ms. Locke’s employment is terminated by the Company without Cause or by her with Good Reason, and she signs a customary release in favor of the Company, she will be entitled to receive a cash severance payment equal to the sum of: (i) 12 months of her then Base Salary; (ii) her Target Annual Incentive amount; and (iii) 12 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by her immediately prior to her last day of employment (collectively, the “Base Severance Amount”). The Base Severance Amount will be paid to her in installments over a 12 month period, in accordance with the Company’s normal payroll cycle. In addition, Ms. Locke’s sign-on equity award of stock options to purchase 89,000 shares of the Company’s common stock are subject to full acceleration of vesting upon the occurrence of certain events, including: (i) a Change of Control (as defined in the Company’s 2013 Omnibus Incentive Plan); (ii) the termination of employment by the Company without Cause, and (iii) the termination of employment by her for Good Reason.

Karen L. Diepholz. In the event Ms. Diepholz’s employment is terminated by the Company without Cause, and she signs a customary release in favor of the Company, the Company shall pay her as severance, an amount equal to six (6) months of her Base Salary in effect at the time of termination. The Severance shall be paid to her in equal installments on the Company’s regularly scheduled pay roll dates beginning after the date of termination.

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

Director Compensation

As approved in March 2013, our non-employee directors receive an annual retainer of $25,000 for serving on the Board of Directors and a per meeting fee of $2,500 for each Board, committee or shareholder meeting attended in person. Mr. Carlson receives an additional $26,000 annually for serving as Chairman of the Audit Committee, and Messers. Neikrug and Rollins receive an additional $17,000 annually for serving on the Audit Committee. Mr. Rollins receives an additional $26,000, annually for serving as the Chairman of the Compensation Committee and Mr. Neikrug receives as additional $17,000, annually for serving on the Compensation Committee. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings. In response to the adverse financial impact of COVID-19, several of the Company’s Directors voluntarily waived their fees indefinitely while the rest of the Board of Directors took a 15% reduction for a 90-day period beginning in May 2020. The 2020 director compensation for our non-employee directors is set forth below.

Director Compensation Table
Name	Fees paid in cash	All Other Compensation	Total
Directors
Avraham M. Neikrug(1)(2)	$78,163	$—	$78,163
Douglas M. Carlson(1)	$67,963	$—	$67,963
Colby A. Rollins(1)(2)	$41,500	$—	$41,500
Craig D. Williams	$33,313	$—	$33,313
Luanne D. Tierney	$33,313	$—	$33,313
John D. Cumming	$15,000	$—	$15,000
Joseph S. Steinberg	$15,000	$—	$15,000

(1)    Member of the Audit Committee.
(2)    Member of the Compensation Committee.

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

Present Beneficial Ownership

Set forth below is certain information as of April 9, 2021, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common shares, which is our only class of voting securities, (2) each director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by our directors and (5) all of our executive officers and directors as a group. The percentage ownership information under the column entitled “Percent of Class” is based on 23,243,476 shares of common stock outstanding as of April 9, 2021. Unless otherwise stated, (i) the business address of each person listed is c/o Crimson Wine Group, 5901 Silverado Trail, Napa, CA 94558 and (ii) each person and entity listed has sole voting power and sole dispositive power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Named directors and executive officers
John D. Cumming	2,990,375	(a)(g)(i)	12.9%
Joseph S. Steinberg	2,751,412	(b)(h)	11.8%
Douglas M. Carlson	5,000		*
Avraham M. Neikrug	4,030	(c)	*
Craig D. Williams	2,500		*
Nicolas M.E. Quillé	2,000		*
Karen L. Diepholz	1,000		*
Mike S. Cekay	100	(d)	*
Jennifer L. Locke	17,800	(e)	*
Colby A. Rollins	—		*
Luanne D. Tierney	—		*
All directors and executive officers as a group (10)	5,774,117	(f)	24.8%
Charitable foundations and 5% or greater stockholder
Cumming Foundation	27,486	(g)	0.1%
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	33,000	(h)	0.1%
The Ian M. Cumming Charitable Lead Annuity Trust	2,410,828	(i)	10.4%
PO Box 4902
Jackson, WY 83001
Beck, Mack & Oliver LLC	1,839,390	(j)	7.9%
565 Fifth Avenue
New York, NY 10017
Mario J. Gabelli	1,225,503	(k)	5.3%
One Corporate Center
Rye, New York 10580-1435
Peter J. Nolan	1,199,434	(l)	5.2%
58 11th Street
Hermosa Beach, California 90254
* Less than 0.1%.

(a)Includes 579,547 (2.5%) shares owned directly by Mr. John D. Cumming and 2,410,828 (10.4%) shares owned by The Ian M. Cumming Charitable Lead Annuity Trust (the "CLAT").
(b)Includes 627,283 (2.7%) shares owned directly owned by Mr. Joseph S. Steinberg and 13,920 (less than 0.1%) shares of common stock beneficially owned by Mr. Steinberg’s wife and daughter, 1,786,627 (7.7%) shares of common stock held by corporations that are wholly owned by Mr. Steinberg, or held by corporations that are wholly owned by family trusts as to which Mr. Steinberg has sole voting and dispositive control, or held by such trusts, and 323,582 (1.4%) shares of common stock held in a trust for the benefit of Mr. Steinberg’s children as to which Mr. Steinberg may be deemed to be the beneficial owner.
(c)Includes 30 shares of common stock owned of record by Mr. Neikrug’s minor son.
(d)Based on Form 4 filed by Mr. Cekay on November 28, 2018. As of April 9, 2021, Mr. Cekay is not an employee of the Company.
(e)Amount represents shares issuable to Ms. Locke upon exercise of options that have vested.
(f)Mike Cekay is not employed by the Company as of April 9, 2021 and is excluded from the total.
(g)Mr. John D. Cumming is a trustee of the Cumming Foundation, a private charitable foundation, and disclaims beneficial ownership of the shares of common stock held by the foundation.
(h)Mr. Steinberg and his wife are the trustees of the charitable trust.  Mr. Steinberg and his wife disclaim beneficial ownership of the shares of common stock held by the charitable trust.
(i)Based on a Schedule 13D/A filed by the CLAT, Teton Holdings Corporation CCS (“Teton”), John D. Cumming, David Cumming and the Estate of Ian M. Cumming with the SEC on September 21, 2020. Teton is the trustee of the

CLAT, and each of Mr. John D. Cumming and Mr. David Cumming owns a 50% interest in Teton and serves as a member of the board of directors and as a member of the investment committee of Teton. The CLAT and Teton reported sole voting and dispositive power over the 2,410,828 shares held by the CLAT, and each of Mr. John D. Cumming and Mr. David Cumming reported shared voting and dispositive power over the 2,410,828 shares held by the CLAT.
(j)Based on a Schedule 13G filed by Beck, Mack & Oliver LLC with the SEC on January 29, 2021.
(k)Based on a Schedule 13D filed by Mr. Gabelli with the SEC on March 3, 2016. All shares are held directly or indirectly in entities that Mr. Gabelli either controls or for which he acts as chief investment officer, including 345,000 shares (1.5%) owned by GAMCO Asset Management Inc., 370,503 shares (1.6%) owned by Gabelli Funds, LLC and 510,000 shares (2.2%) owned by Teton Advisors, Inc.
(l)Based on a Schedule 13G filed by Mr. Nolan with the SEC on January 13, 2021.

As of April 9, 2021, Cede & Co. held of record 19,107,920 shares of our common stock (approximately 82.2% of our total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.
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

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to our independent registered public accounting firm for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K, the review of financial statements included in the Company’s Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. Audit Related Fees include professional services for the audit of the Company’s 401K plan, including compliance with regulatory matters, consulting with respect to technical accounting and disclosure rules. For the years ended December 31, 2020 and 2019, BPM LLP, our independent registered public accounting firm did not perform any tax related services for the Company.
During the fiscal years ended December 31, 2020 and 2019, fees paid to the Company’s independent public accountant, consisted of the following:

	Year Ended December 31,
	2020	2019
Audit fees (1)	$418,500	$301,000
Audit-related fees	10,500	10,500
Total	$429,000	$311,500

(1)Of the 2020 audit fees, $135,000 is estimated billings for audit procedures related to the Company's restatement of its previously issued consolidated financial statements.

All fees described above were approved by the Audit Committee.

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

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the February 25, 2013 Form 8-K).*
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the February 25, 2013 Form 8-K).*
4.1	Description of Securities.**
4.2	Form of Specimen Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12G).*
10.1	Offer Letter between Crimson Wine Group, Ltd. and Jennifer Locke, dated November 4, 2019 (filed as Exhibit 10.1 to the Company's Form 8-K filed on November 7, 2019).*
10.2	Tax Matters Agreement dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 25, 2013).*
10.3
Administrative Services Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Jefferies Financial Group Inc. (formerly known as Leucadia National Corporation) (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 25, 2013).*

10.4
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

10.7	Loan Agreement, dated November 10, 2015 by and between Pine Ridge Winery, LLC and American AgCredit, FLCA (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2015).*
10.8	Term Loan Promissory Note issued by Pine Ridge Winery, LLC, dated November 10, 2015 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on November 17, 2015).*
10.9	Guaranty, dated November 10, 2015, by and between Crimson Wine Group, Ltd. and American AgCredit, FLCA (filed as Exhibit 10.3 to the Company’s Form 8-K filed on November 17, 2015).*
10.10
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated November 10, 2015, from Pine Ridge Winery, LLC to Fidelity National Title Company for the benefit of American AgCredit, FLCA (filed as Exhibit 10.4 to the Company’s Form 8-K filed on November 17, 2015).*

10.11	Asset Purchase Agreement, dated January 27, 2016, by and between Crimson Wine Group, Ltd. and Seven Hills Winery, LLC (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 15, 2016).* ±
10.12
Loan Agreement, dated June 29, 2017 by and between Double Canyon Vineyards, LLC and A Fine Old Building, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8–K filed on July 3, 2017).*

10.13	Term Loan Promissory Note issued by Double Canyon Vineyards, LLC and A Fine Old Building, LLC, dated June 29, 2017 (incorporated by reference to Exhibit 10.2 to Form 8–K filed on July 3, 2017).*
10.14	Guaranty, dated June 29, 2017, by and between Crimson Wine Group, Ltd. and American AgCredit, FLCA (incorporated by reference to Exhibit 10.3 to Form 8–K filed on July 3, 2017).*
10.15
Trust Deed, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.4 to Form 8–K filed on July 3, 2017).*

10.16
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

10.18
Second Amendment to Credit Agreement, dated March 21, 2018 by and among Crimson Wine Group, Ltd. Pine Ridge Winery, LLC., Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC and American AgCredit FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2018). *

10.19	Promissory Note, dated April 20, 2020, by and between Crimson Wine Group, Ltd. and American AgCredit, PCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 4, 2020).
10.20	Offer Letter and Termination Agreement between Crimson Wine Group, Ltd. and Karen L. Diepholz, dated May 31, 2018 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 8, 2018).*
10.21
Offer Letter and Termination Agreement between Crimson Wine Group, Ltd. and Nicolas M.E. Quillé, dated March 14, 2018 (incorporated by reference to Exhibit 10.22 to Form 10-K filed on March 12, 2019). * +

10.22	Consulting Agreement between Crimson Wine Group, Ltd. and Craig Williams, dated June 1, 2018 (incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 12, 2019)* +
10.23	Severance Agreement between Crimson Wine Group, Ltd. and Patrick DeLong, dated June 9, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 11, 2019). *+
10.24	Severance Agreement between Crimson Wine Group, Ltd. and Michael Cekay, dated February 6, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 7, 2020). *+
21.1	List of Subsidiaries of Crimson Wine Group, Ltd. (filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10–12G).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Financial statements from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.**
104	The cover page from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2020, formatted in Inline XBRL. **
*	Incorporated by reference.
**	Furnished herewith.
+	Management Employment Contract or Compensatory Plan/Arrangement.
±	List of exhibits and schedules to the Asset Purchase Agreement were omitted from the filing incorporated by reference. The Registrant hereby undertakes to furnish any such exhibits and schedules to the Commission supplementary upon request.

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
Luanne D. Tierney

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Crimson Wine Group, Ltd.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Crimson Wine Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2020, and 2019, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Valuation
As discussed in Notes 2 and 5 to the consolidated financial statements, inventory consists mainly of bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out basis. Costs associated with winemaking and manufacturing products for sale include costs incurred directly and indirectly in production which includes material, labor and an allocation of overhead. As required, the Company reduces the carrying value of inventory that is obsolete or in excess of estimated usage, or for which cost exceeds sales price, to estimated net realizable value. Estimates of net realizable value include the Company’s analysis of market prices, historical usage, anticipated demand, alternative uses of its inventory, as well as other qualitative factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are charged to cost of sales. Inventory, net of write-downs of $6.4 million and $2.0 million, respectively, was $57.6 million and $69.5 million as of December 31, 2020 and 2019, respectively.
The principal considerations for our determination that performing procedures relating to the valuation of inventory and net realizable value adjustments to inventory is a critical audit matter are the significant amount of judgement by management in developing the assumptions of the forecasted changes in demand, product pricing, physical deterioration and quality issues, which in turn led to significant auditor judgement, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to these factors.
The primary procedures we performed to address the critical audit matter included the following: obtaining an understanding of the Company’s inventory write-down review process, including the assumptions and data underlying the valuation of excess and obsolete inventory, including inventory for which cost exceeds sales price, testing management’s process for developing the estimates of the adjustments for inventory, testing the completeness and accuracy of the underlying data used in the estimates, and evaluating management’s assumptions of forecasted product demand, which are affected by market and economic conditions outside the Company’s control. Evaluating management’s estimates for reasonableness involved considering historical sales by product, and determining whether the demand forecast used was consistent with evidence obtained in other areas of the audit.

/s/ BPM LLP
Santa Rosa, California
April 13, 2021
We have served as the Company’s auditor since 2018.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$29,314	$12,986
Investments available for sale	8,507	10,006
Accounts receivable, net	7,906	10,131
Inventory	57,554	69,464
Other current assets	2,349	1,904
Assets held for sale	555	2,383
Total current assets	106,185	106,874
Property and equipment, net	113,683	119,112
Goodwill	1,262	1,262
Intangible assets and other non-current assets, net	9,238	10,950
Total non-current assets	124,183	131,324
Total assets	$230,368	$238,198
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$9,419	$10,368
Customer deposits	270	405
Current portion of long-term debt, net of unamortized loan fees	3,388	1,127
Total current liabilities	13,077	11,900
Long-term debt, net of current portion and unamortized loan fees	21,201	21,054
Deferred tax liability, net	477	3,090
Other non-current liabilities	93	255
Total non-current liabilities	21,771	24,399
Total liabilities	34,848	36,299
Commitments and Contingencies (Note 15)
Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476
shares issued and outstanding at December 31, 2020 and 2019	232	232
Additional paid-in capital	277,550	277,522
Accumulated other comprehensive income	13	12
Accumulated deficit	(82,275)	(75,867)
Total equity	195,520	201,899
Total liabilities and equity	$230,368	$238,198

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2020	2019
Net sales	$64,108	$67,135
Cost of sales	44,416	42,026
Gross profit	19,692	25,109
Operating expenses:
Sales and marketing	14,250	17,956
General and administrative	11,369	11,792
Total operating expenses	25,619	29,748
Net loss on disposal of property and equipment	175	203
Restructuring costs	1,424	76
Impairment charges	1,347	2,193
Loss from operations	(8,873)	(7,111)
Other (expense) income:
Interest expense, net	(1,094)	(1,061)
Other income, net	472	433
Total other expense, net	(622)	(628)
Loss before income taxes	(9,495)	(7,739)
Income tax benefit	(3,087)	(2,073)
Net loss	$(6,408)	$(5,666)
Basic and fully diluted weighted-average shares outstanding	23,243	23,513
Basic and fully diluted loss per share	$(0.28)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(In thousands)

	Year ended December 31,
	2020	2019
Net loss	$(6,408)	$(5,666)
Other comprehensive income (loss):
Net unrealized holding gains on investments arising during the period, net of tax	1	31
Comprehensive loss	$(6,407)	$(5,635)

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2020	2019
Net cash flows from operating activities:
Net loss	$(6,408)	$(5,666)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	6,981	7,620
Amortization of intangible assets	1,286	1,287
Loss on write-down of inventory	6,434	2,038
Provision for doubtful accounts	187	89
Net loss on disposal of property and equipment	175	203
Restructuring charges	1,424	76
Impairment charges	1,380	2,244
Benefit for deferred income tax	(2,614)	(1,730)
Stock-based compensation	28	2
Net change in operating assets and liabilities:
Accounts receivable	2,038	(2,935)
Inventory	5,476	2,811
Other current assets	(445)	51
Other non-current assets	180	(377)
Accounts payable and accrued liabilities	(2,247)	(2,352)
Customer deposits and other payables	(122)	49
Other non-current liabilities	(162)	232
Net cash provided by operating activities	13,591	3,642
Net cash flows from investing activities
Purchase of investments available for sale	(8,500)	(10,000)
Redemption of investments available for sale	10,000	19,250
Acquisition of property and equipment	(3,103)	(5,355)
Proceeds from disposals of property and equipment	1,945	818
Net cash provided by investing activities	342	4,713
Net cash flows from financing activities:
Proceeds from PPP term loan	3,820	—
Principal payments on long-term debt	(1,425)	(1,140)
Payment of contingent consideration	—	(112)
Repurchase of common stock	—	(3,493)
Net cash provided by (used in) financing activities	2,395	(4,745)
Net increase in cash and cash equivalents	16,328	3,610
Cash and cash equivalents - beginning of year	12,986	9,376
Cash and cash equivalents - end of year	$29,314	$12,986
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$1,558	$1,313
Income tax payments, net	$—	$—
Non-cash investing activity:
Unrealized holding gains on investments, net of tax	$1	$31
Acquisition of property and equipment accrued but not yet paid	$35	$157

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance, December 31, 2018	23,714,208	$237	$277,520	$(19)	$(66,713)	$211,025
Net loss	—	—	—	—	(5,666)	(5,666)
Other comprehensive income	—	—	—	31	—	31
Stock-based compensation	—	—	2	—	—	2
Repurchase of common stock	(470,732)	(5)	—	—	(3,488)	(3,493)
Balance, December 31, 2019	23,243,476	232	277,522	12	(75,867)	201,899
Net loss	—	—	—	—	(6,408)	(6,408)
Other comprehensive income	—	—	—	1	—	1
Stock-based compensation	—	—	28	—	—	28
Balance, December 31, 2020	23,243,476	$232	$277,550	$13	$(82,275)	$195,520

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

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns 154 acres, and controls through leasing arrangements an additional two acres, of estate vineyards in five Napa Valley, California appellations – Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. Approximately 132 acres are currently planted.

Archery Summit was created by Crimson in 1993. Archery Summit owns 92 acres of estate vineyards in the Willamette Valley, Oregon. Approximately 68 acres are currently planted.

Double Canyon vineyard land was acquired in 2005 and is located in the Horse Heaven Hills of Washington’s Columbia Valley. In September 2017, Double Canyon completed construction of a 47,000 square-foot wine production facility in West Richland, Washington. As part of our strategic initiatives targeted at supply chain management, Crimson completed its exit of the Double Canyon farming operations in January 2020.

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973. Chamisal Vineyards owns 92 acres of vineyards in the Edna Valley, California, of which 66 acres are currently planted.

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns 311 acres of vineyards in two Sonoma County, California appellations, the Alexander Valley and Russian River Valley, of which approximately 276 acres are currently planted.

Seven Hills Winery, which has been conducting operations since 1988, was acquired in January 2016 and is located in Walla Walla, Washington. The Company also purchased land, primarily in the Walla Walla Valley. The land purchase encompassed 108 acres of vineyards and apple orchards, of which 51 acres are currently planted.

Malene Wines was created by Crimson in 2016 and owns two Airstream travel trailers, one of which serves as its home and wine experience in the Edna Valley, California. Malene wines has certain estate acres within the Chamisal Vineyards property and its wines are produced at the Chamisal winemaking facility.

Crimson’s revenue model is a combination of direct to consumer and wholesale distributor sales. The Company’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically and in nearly 30 countries throughout the world. References to cases of wine herein refer to nine-liter equivalent cases. In addition, Crimson’s wines are available, where legal, via Ecommerce sites and social media platforms from the wine estates and third party websites and social media platforms.

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

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $6.4 million and $2.0 million were recorded during the years ended December 31, 2020 and 2019, respectively. The majority of the increase in inventory write-downs for the 2020 period as compared to the 2019 period was related to the $3.5 million recognized for the 2020 vintage with smoke taint exposure from the 2020 wildfires.

In a strategic effort to maximize asset utilization in 2019, the Company increased focus on supply chain management. The Company reduced planned production in an effort to re-align supply with changes in forecasted demand. In the third quarter of 2019, the Company finalized a review of standard overhead applied to bulk wine inventory and bulk wine inventory reserves in the current market and subsequently increased its reserve estimate from 50% to 75% of total projected bulk wine sale losses. As a result of this change in estimate, bulk wine inventory was reduced by $1.2 million, resulting in a decrease to net income of $1.2 million or $0.05 per diluted share for fiscal year 2019.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. The Company has not recorded any significant impairment charges for its vineyards unless related to the sale of an asset during the two year period ended December 31, 2020.

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

Recoverability of long-lived assets is measured using a comparison of the carrying amount of an asset group to the fair value or future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is described in Note 1 above. During the years ended December 31, 2020 and 2019, the Company recorded impairment charges of $1.3 million and $2.2 million, respectively, to write-down the carrying value of a portion of construction in progress expenses no longer viable to the long-term project related to renovations of tasting rooms, right-of-use lease asset related to the relocation of our administrative offices, vineyards and apple orchards held for sale to fair value less cost to sell.

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

(b) Consolidation policy: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the prior period consolidated statement of cash flows to conform to the current period presentation. The reclassifications had no impact on previously reported net income, equity or cash flows.

(c) Cash and cash equivalents: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. The Company had no short-term investments considered to be cash and cash equivalents at December 31, 2020 and 2019.

(d) Financial instruments and fair value: Investments available for sale include a U.S. Treasury Note and Certificates of Deposit at December 31, 2020 and 2019. All of the Company’s available for sale securities are classified as either Level 1 or Level 2 (see ‘Fair value hierarchy’ section below) and are recorded at fair value. Available for sale securities that mature greater than 12 months from original investment are recorded as short-term because the securities represent the investment of funds that are available for current operations. Net unrealized gains and losses, net of tax, on available for sale securities are recorded in accumulated other comprehensive income (loss). Unrealized losses that are considered other than temporary are recorded in other income (expense), net, with the corresponding reduction to the carrying basis of the investment. No other than temporary losses were recorded during the two year period ended December 31, 2020.

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

(e) Accounts receivable: Accounts receivable are reported at net realizable value. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million and $0.1 million at December 31, 2020 and 2019, respectively. Interest is not accrued on past-due amounts. Accounts are charged against the allowance to bad debt as they are deemed uncollectable based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends.

(f) Property and equipment: Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated using the straight-line method over the related assets estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Costs incurred developing vineyards are capitalized until the vineyard becomes commercially productive. Interest is capitalized during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. During the years ended December 31, 2020 and 2019, capitalized interest was less than $0.1 million.

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

(h) Concentrations of risk: The Company sells the majority of its wine through distributors and retailers. Receivables arising from these sales are not collateralized. During the year ended December 31, 2020, sales to three customers accounted for approximately 15%, 13%, and 11% of total sales. Amounts due from these three customers represented approximately 17%, 18%, and 10% of net accounts receivable as of December 31, 2020. During the year ended December 31, 2019, sales to one customer accounted for approximately 10% of total sales. Amounts due from this customer represented approximately 14% of net accounts receivable as of December 31, 2019.

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

(j) Cost of sales: Includes grape, juice and bulk wine costs, whether purchased or grown, crush costs, winemaking and processing costs, bottling, packaging, warehousing, property costs, and shipping and handling costs. For vineyard produced grapes, grape costs include annual farming costs and depreciation of vineyard development expenditures. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months. No further costs are allocated to inventory once the product is bottled and available for sale.

(k) Taxes not on income: Excise taxes are levied by government agencies on the sale of alcoholic beverages, including wine. These taxes are not collected from customers but are instead the responsibility of the Company. Excise taxes of $0.6 million and $0.7 million in the years ended December 31, 2020 and 2019, respectively, were recognized as a reduction to wine sales. Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

(l) Advertising costs: Advertising costs are expensed as incurred and were $0.4 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

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

The Company does not have any unrecognized tax benefits; however, if it did, the Company would record accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company records deferred income tax liabilities and assets as noncurrent in its consolidated balance sheets. See Note 12 for more detail on income tax for the Company.

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

Refer to Note 14 “Business Segment Information,” for revenue by sales channel amounts for the years ended December 31, 2020 and 2019.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its consolidated balance sheets, and represents a contract liability.

The following tables reflect changes in the contract liability balance during the years ended December 31, 2020 and 2019 (in thousands):

Outstanding at December 31, 2019	$405
Increase (decrease) attributed to:
Upfront payments	32,027
Revenue recognized	(32,162)
Outstanding at December 31, 2020	$270

Outstanding at December 31, 2018	$375
Increase (decrease) attributed to:
Upfront payments	50,642
Revenue recognized	(50,612)
Outstanding at December 31, 2019	$405

Revenue recognized during the years ended December 31, 2020 and 2019, which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance to bad debt as they are deemed uncollectable based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company does not have any contract assets associated with the future right to invoice its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million and $0.1 million at December 31, 2020 and 2019, respectively.

4.     Restructuring

During 2018, the Company committed to various restructuring activities (the “2018 Restructuring Program”) including the termination of a vineyard operating lease agreement in Oregon and certain departmental reorganizations. Restructuring charges of $0.1 million and $1.3 million were incurred in the years ended December 31, 2019 and 2018, respectively. The Company has incurred $1.4 million of restructuring charges since the inception of the restructuring plan consisting of $0.9 million employee related costs, $0.4 million of asset impairment charges associated with leasehold improvements under the terminated vineyard operating lease agreement, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The fair value of impaired leasehold improvements was determined using the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company’s restructuring activities under the 2018 Restructuring Program were substantially complete as of March 31, 2019.

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, changes in sales, marketing, and Direct to Consumer organizational structure, and transitioning of information technology services and export fulfillment to outsourced support models. For the year ended December 31, 2020, the Company incurred $1.4 million of restructuring charges, consisting of $1.1 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 of other restructuring costs associated with departmental reorganization activities. The Company’s restructuring activities under the 2020 Restructuring Program were substantially complete as of September 30, 2020.

The Company recorded costs of $1.2 million for employee related restructuring activities and paid $1.2 million during the year ended December 31, 2020. The liability related to restructuring activities was $0.3 million at December 31, 2020 and 2019.

A roll forward of the liability recognized for employee related restructuring activities as of December 31, 2020 is as follows (in thousands):

	Balance at December 31, 2019	Additions	Payments	Balance at December 31, 2020
Employee related restructuring activity	$308	$1,242	$(1,241)	$309

5.    Inventory

A summary of inventory at December 31, 2020 and 2019 is as follows (in thousands):

	December 31, 2020	December 31, 2019
Finished goods	$34,970	$38,694
In-process goods	21,498	30,102
Packaging and bottling supplies	1,086	668
Total inventory	$57,554	$69,464

6.    Property and Equipment

A summary of property and equipment at December 31, 2020 and 2019 and depreciation and amortization for the years ended December 31, 2020 and 2019, is as follows (in thousands):

	Depreciable Lives
	(in years)	December 31, 2020	December 31, 2019
Land and improvements	N/A	$44,912	$44,928
Buildings and improvements	20-40	59,265	59,948
Winery and vineyard equipment	3-25	35,350	42,210
Vineyards, orchards and improvements	7-25	33,651	32,293
Caves	20-40	5,639	5,639
Vineyards under development	N/A	2,565	3,476
Construction in progress	N/A	2,169	2,537
Total		183,551	191,031
Accumulated depreciation and amortization		(69,868)	(71,919)
Total property and equipment, net		$113,683	$119,112

	Year ended December 31,
Depreciation and amortization:	2020	2019
Capitalized into inventory	$5,331	$5,780
Expensed to general and administrative	1,650	1,840
Total depreciation and amortization	$6,981	$7,620

During 2018, the Company began actively marketing 36 acres of fallow apple orchards in Umatilla County, Oregon for sale as it does not intend to replant these orchards with vineyards and subsequently reclassified $0.6 million from property and equipment to assets held for sale. In the twelve months ended December 31, 2019, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the fallow apple orchards to fair value less cost to sell. In March 2021, the Company finalized a sales agreement to sell the land for $0.6 million. In accordance with ASC 360-10, this subsequent event revealed evidence of fair value and conditions existing as of the balance sheet date, December 31, 2020. Subsequently, for the twelve months ended December 31, 2020, the Company recorded an additional impairment charge of less than $0.1 million to write-down the carrying value of the fallow apple orchards to fair value less cost to sell. The impairment charges were recorded to other income (expense), net in the consolidated statements of operations.

During the second quarter of 2019, the Company placed 124 acres of land in Benson County, Washington, composed of 15 acres of vineyards and 109 acres of fallow land, for sale and reclassified an additional $1.2 million from property and equipment to assets held for sale. In October 2019, the Company finalized a sales agreement to sell the land for $0.7 million and recorded an impairment charge of $0.5 million to write-down the carrying value to the price in the sales agreement less cost to sell. In the third quarter of 2019, the impairment charge was recorded to loss from operations, net in the consolidated statements of operations. The sale of the land closed in October 2019.

In the third quarter of 2019, the Company placed 181 acres of land in Klickitat County, Washington, of which 93 acres were planted with wine grapes, for sale. As part of the process to determine the sale price of the property, the Company obtained an appraisal of the property in the second quarter of 2019. As a result, the Company recorded an impairment charge of $1.2 million to write-down the carrying value of the vineyard to the appraised fair value less cost to sell in the second quarter of 2019. The Company recorded an additional impairment of $0.1 million in the third quarter of 2019 due to the write-down of in progress vineyard development. These impairments were recorded to loss from operations, net in the consolidated statements of operations. The Company reclassified $2.1 million from property and equipment to assets held for sale related to the vineyard as of September 30, 2019. In November 2019, the Company finalized a sales agreement to sell the land for $1.9 million and recorded a final impairment charge of $0.3 million to write-down the carrying value to the price in the sales agreement less cost to sell. These impairment charges were recorded to loss from operations, net in the consolidated statements of operations. The sale of the land closed in January 2020.

In the fourth quarter of 2020, the Company recorded impairment charges totaling $1.1 million to write-down assets within construction in progress related to tasting room renovation projects.
As of December 31, 2020, the Company had $0.6 million of assets held for sale classified as current assets on its consolidated balance sheet. The Company expects to complete the sale of the fallow apple orchards within the next twelve months.

7.    Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and short-term and long-term debt; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of December 31, 2020 and December 31, 2019 were as follows (in thousands):

December 31, 2020	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$8,500	$8,500	$7	$—	$—	$8,507	$8,507

December 31, 2019	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$10,000	$10,000	$8	$(2)	$—	$10,006	$10,006

Gross unrealized gains on available for sale securities were less than $0.1 million as of December 31, 2020. The Company believes the gross unrealized gains are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2020 and 2019, other than the assets and liabilities related to Seven Hills Winery acquired in 2016, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of December 31, 2020, the Company has estimated the fair value of its outstanding debt to be approximately $29.0 million compared to its carrying value of $24.7 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of December 31, 2020 of 3.80%, 3.63%, and 1.00% for the 2015 Term Loan, 2017 Term Loan, and 2020 PPP Term Loan respectively, as further discussed in Note 10, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

8.    Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at December 31, 2020 and 2019, and amortization expense for the years ended December 31, 2020 and 2019, is as follows (in thousands):

		December 31, 2020			December 31, 2019
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$10,030	$7,970	$18,000	$8,967	$9,033
Distributor relationships	10 - 14	2,700	1,829	871	2,700	1,634	1,066
Customer relationships	7	1,900	1,900	—	1,900	1,900	—
Legacy permits	14	250	171	79	250	153	97
Trademark	20	200	123	77	200	113	87
Total		$23,050	$14,053	$8,997	$23,050	$12,767	$10,283
Other non-current assets				241			667
Total intangible and other non-current assets, net				$9,238			$10,950

						Year Ended December 31,
Amortization expense						2020	2019
Total amortization expense						$1,286	$1,287

The estimated aggregate future amortization of intangible assets as of December 31, 2020 is identified below (in thousands):

Years Remaining:	Amortization
2021	$1,286
2022	1,286
2023	1,286
2024	1,286
2025	1,168
Thereafter	2,685
Total	$8,997

9.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Accounts payable and accrued grape liabilities	$4,064	$5,469
Accrued compensation related expenses	1,349	2,753
Sales and marketing	575	302
Acquisition of property and equipment	—	34
Accrued interest	26	297
Depletion allowance	1,514	813
Production and farming	1,188	75
Operating lease liability, current	161	171
Other accrued expenses	542	454
Total accounts payable and other accrued liabilities	$9,419	$10,368

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

Details of the Company’s debt as of December 31, 2020 and 2019 are as follows (dollars in thousands):

	December 31, 2020			December 31, 2019
	Current	Long-term	Total	Current	Long-term	Total	Interest Rate	Maturity Date
2015 Term Loan	$480	$12,160	$12,640	$640	$12,800	$13,440	5.24%	October 1, 2040
2017 Term Loan	375	7,875	8,250	500	8,375	8,875	5.39%	July 1, 2037
2020 PPP Term Loan	2,546	1,274	3,820	—	—	—	1.00%	April 1, 2022
Total debt	3,401	21,309	24,710	1,140	21,175	22,315
Unamortized loan fees	(13)	(108)	(121)	(13)	(121)	(134)
Total debt, net of unamortized loan fees	$3,388	$21,201	$24,589	$1,127	$21,054	$22,181

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

The full $16.0 million was drawn at closing and the 2015 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2020, $12.6 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

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

The full $10.0 million was drawn at closing and the 2017 Term Loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2020, $8.3 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

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

On April 22, 2020, Crimson entered into an unsecured term loan agreement (the “2020 PPP Term Loan”) with the Lender for an aggregate principal amount of $3.8 million. Amounts outstanding under the 2020 PPP Term Loan bear a fixed interest rate of 1.00% per annum. If all or a portion of the 2020 PPP Term Loan is not forgiven, any accrued and unpaid interest shall be added to the outstanding balance (“Adjusted Loan Balance”).

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

The full $3.8 million was drawn at closing and the 2020 PPP Term Loan can be used for the purposes authorized and approved in the CARES Act. As of December 31, 2020, $3.8 million in principal was outstanding on the 2020 PPP Term Loan.

On December 22, 2020, the Company concluded that its Quarterly Reports on Form 10-Q for the first three quarters of the year ending December 31, 2020 and Annual Report on Form 10-K for the year ended December 31, 2019 can no longer be relied upon as the result of material accounting errors identified by management. As a result, as of December 31, 2020, this constituted a breach of covenants in the Company’s credit and loan agreements as a result of the untimely delivery of accurate consolidated financial statements prepared in accordance with GAAP. On March 17, 2021, the Lender provided the Company a waiver for the aforementioned breach of covenants with the understanding that restated covenant certificates will be submitted on or before April 30, 2021. Other than what is discussed above, the Company was in compliance with all debt covenants related to financial ratios, limitations and restrictions as of December 31, 2020.

A summary of debt maturities as of December 31, 2020 is as follows (in thousands):

Principal due in 2021	$3,401
Principal due in 2022	2,414
Principal due in 2023	1,140
Principal due in 2024	1,140
Principal due in 2025	1,140
Principal due thereafter	15,475
Total	$24,710

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

A summary of stock option activity in 2020 is presented below:

	2020
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	89,000	$6.87
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at end of year	89,000	$6.87
Exercisable at end of year	17,800	$6.87

($ in thousands)	2020	2019
Stock-based compensation expense	$28	$2
Income tax benefit	$(9)	$(1)
Total fair value of options vested during the year	$28	$—
Total intrinsic value of options outstanding at end of year	$—	$47
Total intrinsic value of options exercisable at end of year	$—	$—
Total weighted-average remaining vesting period in years	3.92 years	4.93 years
Total weighted-average remaining contractual life period in years (options outstanding)	5.92 years	6.92 years
Total weighted-average remaining contractual life period in years (options exercisable)	5.92 years

As of December 31, 2020, the total stock-based compensation expense not yet recognized is $113,000, which will be amortized through the remaining vesting periods through December 2024.

12.    Income Taxes

On December 22, 2017, the U.S. enacted tax legislation the Tax Cut and Jobs Act (Public Law 115-97, “TCJA” or “tax reform” or "Tax Act"), which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 34% to 21%, limiting the deductibility of interest expense, implementing full cost recovery, and imposing further limitations on meals and entertainment. We reasonably estimated the effects of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the Tax Act of approximately $2.7 million as a result of revaluing our net deferred tax liability. In 2018 and 2019, we completed our determination of the accounting implications of the U.S. Tax Act.

The provision (benefit) for income taxes for years ended December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
State income tax (benefit) provision
Current	$51	$(27)
Deferred	(671)	(514)
Total state income tax (benefit) provision	(620)	(541)
Federal income tax (benefit) provision
Current	(525)	(328)
Deferred	(1,942)	(1,204)
Total federal income tax (benefit) provision	(2,467)	(1,532)
Total income tax (benefit) provision	$(3,087)	$(2,073)

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

The principal components of deferred taxes at December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred tax asset
California NOL carryforward	$2,127	$1,243
Inventory	(121)	1,727
Federal NOL carryforward	4,373	1,538
Accrued vacation	153	167
Accrued severance	62	120
California alternative minimum tax credit	107	107
Other	409	38
Total deferred tax asset	7,110	4,940
Deferred tax liability
Property and equipment	(6,244)	(6,889)
Intangible assets and goodwill	(1,246)	(1,032)
Other	(97)	(109)
Total deferred tax liability	(7,587)	(8,030)
Net deferred tax liability, non-current	$(477)	$(3,090)

As of December 31, 2020, the amount and expiration dates of the Company’s NOL carryforwards are as follows (in thousands):

Federal
Carried forward indefinitely	$15,238

State
2027-2043	$29,280

Under certain circumstances, the ability to use the NOL carryforwards and credits could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company’s certificate of incorporation includes a charter restriction that prohibits transfers of the Company’s common stock under certain circumstances.

On June 29, 2020, California signed AB 85 suspending California NOL utilization for tax year 2020, 2021 and 2022 for corporations with net business income of $1 million or more. In the event the Company is precluded from utilizing its NOLs during such years, the Company’s suspended NOLs in California will be extended an additional three years.

The table below reconciles the expected statutory income tax rate to the actual income tax provision (benefit) (in thousands):

	2020	2019
Expected federal income tax benefit	$(1,994)	$(1,625)
State income tax benefit	(631)	(446)
NOL carryback - CARES Act	(182)	—
True-up to fixed assets	(239)	—
Other, net	(41)	(2)
Total	$(3,087)	$(2,073)

13.    Employee Benefit Plan

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The Company matches 25% of a participant’s salary deferral, subject to regulatory limitations. Total Company contributions to the plan were $0.3 million for each of the years ended December 31, 2020 and 2019.

14.    Business Segment Information

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the years ended December 31, 2020 and 2019, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and non-wine retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Year Ended December 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$33,849	$33,020	$26,415	$26,839	$3,844	$7,276	$64,108	$67,135
Cost of sales	22,694	22,635	10,205	8,853	11,517	10,538	44,416	42,026
Gross profit (loss)	11,155	10,385	16,210	17,986	(7,673)	(3,262)	19,692	25,109
Operating expenses:
Sales and marketing	5,108	6,635	6,067	7,163	3,075	4,158	14,250	17,956
General and administrative	—	—	—	—	11,369	11,792	11,369	11,792
Total operating expenses	5,108	6,635	6,067	7,163	14,444	15,950	25,619	29,748
Net (gain) loss on disposal of property and equipment	—	(2)	—	—	175	205	175	203
Restructuring costs	—	—	—	—	1,424	76	1,424	76
Impairment charges	—	—	—	—	1,347	2,193	1,347	2,193
Income (loss) from operations	$6,047	$3,752	$10,143	$10,823	$(25,063)	$(21,686)	$(8,873)	$(7,111)

15.    Commitments and Contingencies

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

During the fourth quarter of 2020, the Company completed the relocation of its administrative offices from the leased location at 2700 Napa Valley Corporate Drive, Suite B, Napa, California 94558 to its wholly-owned winery, Pine Ridge Vineyards, located at 5901 Silverado Trail, Napa, CA 94558. As a result, the Company recorded a full impairment of the carrying value of the associated right-of-use lease asset component as of December 31, 2020. The lease obligations remained on the balance sheet as of December 31, 2020 and will continue to be amortized through the lease end date or earlier if the Company and the lessor reach an agreement for an early lease termination.

Supplemental balance sheet information related to leases is as follows (in thousands):

	December 31, 2020	December 31, 2019
Assets:
Other non-current assets	$—	$407

Liabilities:
Accounts payable and accrued liabilities	$161	$171
Other non-current liabilities	94	255
Total operating lease liabilities	$255	$426

Weighted Average Remaining Lease Term
Operating leases	1.50 years	2.50 years
Weighted Average Discount Rate
Operating leases	5.22%	5.46%

Maturities of lease liabilities are as follows (in thousands):

Amortization
2021	$161
2022	94
Total	$255

Base rent expense was $0.2 million and $0.3 million for each of the years ended December 31, 2020 and 2019, respectively. Of the bases rent expense for each of the years ended December 31, 2020 and 2019, $0.2 million relates to the lease liability referred to in this footnote for the years December 31, 2020 and 2019. Cash paid for amounts included in the measurement of operating lease liabilities as part of operating cash flows was $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

Supply Contracts

The Company has entered into long-term contracts to purchase grapes and bulk wine from certain third parties and related parties of employees within the Company. Total estimated commitments under these agreements are as follows (in thousands):.

	Third Party	Related Party
2021	$4,855	$630
2022	3,426	315
2023	1,825	—
2024	1,336	—
2025	957	—
Thereafter	694	—
Total	$13,093	$945

The Company also purchases additional grapes and bulk wine under one-time purchase or short-term agreements. The total of all grapes and bulk wine purchased was $4.7 million and $7.6 million for the years ended December 31, 2020 and 2019, respectively. Included in the totals of all grapes and bulk wine purchased are related party purchases of less than $0.1 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

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

In August and September 2020, a series of major wildfires broke out in regions across the Western United States, including Napa and Sonoma counties in California, as well as Umatilla and Yamhill Counties in Oregon, where the Company has Direct to Consumer tasting rooms, farming operations, and wine-making facilities. Operations at some of the Company’s properties were impacted by smoke which caused damage to grapes at the vineyard properties and traffic reduction at the Company’s tasting rooms. In order to assess grape inventory losses, the Company sent grape samples to independent testing labs for evaluations. The Company has recognized $3.5 million in inventory losses for the 2020 vintage for the twelve months ended December 31, 2020. The Company was careful and selective in its evaluations of grape inventory for smoke taint damages in order to maintain its high standards for quality of wine. Some of the inventory losses and smoke damage to grapes are partially covered under existing crop insurance policies for which the Company currently has open claims pending. Although the Company anticipates settlements of insurance proceeds from the Company’s insurance policies, these amounts cannot be reasonably estimated at this time.

COVID-19

In March 2020, the coronavirus disease (“COVID-19”) outbreak was declared a national public health emergency which continues to affect the world and has adversely impacted global activity and contributed to significant economic declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and be followed by a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. The outbreak has adversely impacted the Company’s tasting room visitations, On-Premise business, and special events. The outbreak presents uncertainty and risk with respect to the Company, its future performance and financial results.

As of March 16, 2020, with the exception of key operations personnel, the Company has shifted its home office staff to remote workstations, which has been an effective transition to date. The Company will continue to operate remotely until management determines it is safe for employees to return to offices.

The Company has not experienced nor does it anticipate significant impact or disruptions to its supply chain network.

On March 16, 2020, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. Following months of closures, each of the aforementioned states issued reopening guidelines and metrics that counties must achieve prior to business reopening. After remaining closed for nearly all of the second quarter and complying with reopening guidelines, the Company’s tasting rooms reopened during June 2020 in limited capacity and operating hours, and with additional safety measures in place. In the first several weeks of July 2020, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. In late July 2020, the State of Washington required the shutdown of wineries, regardless of whether food is served. During this period, while the State of Oregon allowed indoor wine tastings with noted restrictions, the Company's Oregon-based tasting room, Archery Summit, operated almost entirely outdoors. Although outdoor operations were allowed to resume in August, COVID-19 containment measures and the 2020 wildfires limited the amount of traffic at the Company's tasting rooms. In mid-November 2020, further government restrictions and shutdown orders were issued for the State of Oregon with California and Washington following suit in December 2020, resulting in either shutdowns or outdoor-only tastings for all of the Company's tasting rooms.

All of the Company’s tasting rooms have been impacted by government orders and restrictions to significant and varying degrees at times. Much of the aforementioned restrictions or shutdowns of the operations of winery tasting rooms remain in place. Management and staff at all estate locations have taken the appropriate steps to continue accommodations for outdoor tastings, when permitted, to ensure the safety of all guests and staff. In addition to limiting the number of guests and requiring reservations, the Company has implemented various measures to prevent the spread of the virus including using available forms of PPE, assigning tasting room staff to discrete guest parties to limit contact exposure, screening workers before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees to adhere to prevention measures recommended by the Center for Disease Control (“CDC”).

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

16.    Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and except for the following, determined no other events have occurred that would require adjustments to our disclosures in the consolidated financial statements:
In March 2021, the Company finalized a sales agreement to sell the 36 acres of fallow apple orchards in Umatilla County, Oregon for $0.6 million. For additional information, please see Note 6, “Property and Equipment.”