Form 10-Q
period 2021-03-31
Crimson Wine Group, Ltd
filed 2021-05-13
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

On May 7, 2021 there were 23,243,476 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$30,299	$29,314
Investments available for sale	9,500	8,507
Accounts receivable, net	6,654	7,906
Inventory	54,338	57,554
Other current assets	2,506	2,349
Assets held for sale	555	555
Total current assets	103,852	106,185
Property and equipment, net	112,625	113,683
Goodwill	1,262	1,262
Intangible and other non-current assets, net	8,912	9,238
Total non-current assets	122,799	124,183
Total assets	$226,651	$230,368
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,899	$9,419
Customer deposits	472	270
Current portion of long-term debt, net of unamortized loan fees	4,184	3,388
Total current liabilities	11,555	13,077
Long-term debt, net of current portion and unamortized loan fees	20,122	21,201
Deferred tax liability, net	251	477
Other non-current liabilities	48	93
Total non-current liabilities	20,421	21,771
Total liabilities	31,976	34,848
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 23,243,476 shares issued and outstanding at March 31, 2021 and December 31, 2020	232	232
Additional paid-in capital	277,557	277,550
Accumulated other comprehensive income	8	13
Accumulated deficit	(83,122)	(82,275)
Total stockholders’ equity	194,675	195,520
Total liabilities and stockholders’ equity	$226,651	$230,368

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$14,581	$14,470
Cost of sales	8,940	9,022
Gross profit	5,641	5,448
Operating expenses:
Sales and marketing	3,045	3,951
General and administrative	3,458	3,082
Total operating expenses	6,503	7,033
Net loss (gain) on disposal of property and equipment	4	(14)
Restructuring costs	—	507
Loss from operations	(866)	(2,078)
Other (expense) income:
Interest expense, net	(250)	(323)
Other income, net	50	167
Total other expense, net	(200)	(156)
Loss before income taxes	(1,066)	(2,234)
Income tax benefit	(219)	(790)
Net loss	$(847)	$(1,444)
Basic and fully diluted weighted-average shares outstanding	23,243	23,243
Basic and fully diluted loss per share	$(0.04)	$(0.06)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(847)	$(1,444)
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on investments arising during the period, net of tax	(5)	14
Comprehensive loss	$(852)	$(1,430)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net cash flows from operating activities:
Net loss	$(847)	$(1,444)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	1,624	1,822
Amortization of intangible assets	321	321
Loss on write-down of inventory	652	219
Provision for doubtful accounts	—	68
Net loss (gain) on disposal of property and equipment	4	(14)
Restructuring charges	—	507
Benefit for deferred income tax	(224)	—
Stock-based compensation	7	7
Net change in operating assets and liabilities:
Accounts receivable	1,252	2,349
Inventory	2,564	2,701
Other current assets	(157)	(913)
Other non-current assets	5	47
Accounts payable and accrued liabilities	(2,898)	(4,240)
Customer deposits and other payables	204	338
Other non-current liabilities	(45)	(34)
Net cash provided by operating activities	2,462	1,734
Net cash flows from investing activities:
Purchase of investments available for sale	(5,750)	(5,250)
Redemptions of investments available for sale	4,750	5,000
Acquisition of property and equipment	(205)	(453)
Proceeds from disposals of property and equipment	13	1,844
Net cash (used in) provided by investing activities	(1,192)	1,141
Net cash flows from financing activities:
Principal payments on long-term debt	(285)	(285)
Net cash used in financing activities	(285)	(285)
Net increase in cash and cash equivalents	985	2,590
Cash and cash equivalents - beginning of period	29,314	12,986
Cash and cash equivalents - end of period	$30,299	$15,576
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$302	$327
Income tax payments, net	$—	$—
Non-cash investing activity:
Unrealized holding (losses) gains on investments, net of tax	$(5)	$14
Acquisition of property and equipment accrued but not yet paid	$378	$122

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Three Months Ended March 31, 2021
Balance, December 31, 2020	23,243,476	$232	$277,550	$13	$(82,275)	$195,520
Net loss	—	—	—	—	(847)	(847)
Other comprehensive loss	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	7	—	—	7
Balance, March 31, 2021	23,243,476	$232	$277,557	$8	$(83,122)	$194,675
Three Months Ended March 31, 2020
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(75,867)	$201,899
Net loss	—	—	—	—	(1,444)	(1,444)
Other comprehensive income	—	—	—	14	—	14
Stock-based compensation	—	—	7	—	—	7
Balance, March 31, 2020	23,243,476	$232	$277,529	$26	$(77,311)	$200,476

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2020, as filed with the SEC on Form 10-K (the “2020 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet at December 31, 2020 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2021. See Note 2 of the 2020 Report for a description of the Company’s significant accounting policies.

Reclassifications

Certain reclassifications have been made to balance sheet footnotes of prior period unaudited interim condensed consolidated financial statements to conform to current period presentation. The reclassifications had no impact on previously reported net loss, equity or cash flows.

Recent Accounting Pronouncements

Subsequent to the filing of the 2020 Report there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides a description of accounting pronouncements that were adopted during the three months ended March 31, 2021:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that were adopted
Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740)	Simplifies the accounting for income taxes by removing certain Codification exceptions and others to be discussed.	January 1, 2021	The adoption of this standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

Direct to Consumer Segment

The Company sells its wine and other merchandise directly to consumers through wine club memberships, at the wineries’ tasting rooms and through our website (http://www.crimsonwinegroup.com), third-party websites, direct phone calls, and other online sales (“Ecommerce”).

Wine club membership sales are made under contracts with customers, which specify the quantity and timing of future wine shipments. Customer credit cards are charged in advance of quarterly wine shipments in accordance with each contract. The Company transfers control and recognizes revenue for these contracts upon shipment of the wine to the customer.

Tasting room and Ecommerce wine sales are paid for at the time of sale. The Company transfers control and recognizes revenue for this wine when the product is either received by the customer (on-site tasting room sales) or upon shipment to the customer (“Ecommerce sales”).

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

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three months ended March 31, 2021 and 2020.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its condensed consolidated balance sheets, and represents a contract liability.

The following table reflects changes in the contract liability balance during the three months ended March 31, 2021 and 2020 (in thousands):

	March 31, 2021	March 31, 2020
Outstanding at beginning of period (December 31)	$270	$405
Increase (decrease) attributed to:
Upfront payments	7,593	7,347
Revenue recognized	(7,391)	(7,009)
Outstanding at end of period	$472	$743

Revenue recognized during the three months ended March 31, 2021 and 2020, which was included in the opening contract liability balances for those periods, consisted primarily of wine club revenue, grape and bulk sales and event fees.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectible based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million at March 31, 2021 and December 31, 2020.

3.Restructuring

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, changes in sales, marketing, and Direct to Consumer organizational structure, and transitioning of information technology services and export fulfillment to outsourced support models. Restructuring charges of $0.5 million were incurred in the three months ended March 31, 2020. As of September 30, 2020, the 2020 Restructuring Program was completed with restructuring charges totaling $1.4 million, consisting of $1.1 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities.

The Company paid $0.1 million in previously accrued employee related restructuring activities during the three months ended March 31, 2021. The liability related to restructuring activities was $0.2 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively.

A roll forward of the liability recognized related to restructuring activities as of March 31, 2021 is as follows (in thousands):

	Balance at December 31, 2020	Additions	Payments	Balance at March 31, 2021
Employee related restructuring activity	$309	$—	$(93)	$216

4.Inventory

A summary of inventory at March 31, 2021 and December 31, 2020 is as follows (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$31,736	$34,970
In-process goods	21,301	21,498
Packaging and bottling supplies	1,301	1,086
Total inventory	$54,338	$57,554

Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $0.7 million and $0.2 million were recorded during the three months ended March 31, 2021 and 2020, respectively. The Company’s inventory balances are presented net of inventory reserves of $4.0 million and $4.4 million at March 31, 2021 and December 31, 2020, respectively.

5.Property and Equipment

A summary of property and equipment at March 31, 2021 and December 31, 2020, and depreciation and amortization for the three months ended March 31, 2021 and 2020, is as follows (in thousands):

	Depreciable Lives
	(in years)	March 31, 2021	December 31, 2020
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	59,445	59,265
Winery and vineyard equipment	3-25	35,382	35,350
Vineyards, orchards and improvements	7-25	35,507	33,651
Caves	20-40	5,639	5,639
Vineyards under development	N/A	662	2,565
Construction in progress	N/A	2,340	2,169
Total		183,887	183,551
Accumulated depreciation and amortization		(71,262)	(69,868)
Total property and equipment, net		$112,625	$113,683

	Three Months Ended March 31,
Depreciation and amortization:	2021	2020
Capitalized into inventory	$1,222	$1,395
Expensed to general and administrative	402	427
Total depreciation and amortization	$1,624	$1,822

During 2018, the Company began actively marketing 36 acres of fallow apple orchards for sale as it does not intend to replant these orchards with vineyards and subsequently reclassified $0.6 million from property and equipment to assets held for sale. In the first quarter of 2019, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the fallow apple orchards to fair value less cost to sell. In March 2021, the Company finalized a sales agreement to sell the land for $0.6 million. In accordance with ASC 360-10, this subsequent event revealed evidence of fair value and conditions existing as of the balance sheet date, December 31, 2020. In the fourth quarter of 2020, the Company recorded an additional impairment charge of less than $0.1 million to write-down the carrying value of the fallow apple orchards to fair value less cost to sell. The impairment charges were recorded to other income (expense), net in the unaudited interim condensed consolidated statements of operations. As of March 31, 2021, the Company had $0.6 million of assets held for sale classified as current assets on its unaudited interim condensed consolidated balance sheet. The Company expects to close the sale of the fallow apple orchards within the second quarter of 2021.

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

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

March 31, 2021	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$9,500	$9,500	$1	$(1)	$—	$9,500	$9,500
December 31, 2020	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$8,500	$8,500	$7	$—	$—	$8,507	$8,507

Gross unrealized losses on available for sale securities were less than $0.1 million as of March 31, 2021. The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2021 and December 31, 2020, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of March 31, 2021, the Company has estimated the fair value of its outstanding debt to be approximately $26.2 million compared to its carrying value of $24.4 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of March 31, 2021 of 4.64%, 4.48%, and 1.00% for the 2015 Term Loan, 2017 Term Loan, and 2020 PPP Term Loan respectively, as further discussed in Note 9, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

7.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at March 31, 2021 and December 31, 2020, and amortization expense for the three months ended March 31, 2021 and 2020, is as follows (in thousands):

		March 31, 2021			December 31, 2020
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$10,295	$7,705	$18,000	$10,030	$7,970
Distributor relationships	10-14	2,700	1,878	822	2,700	1,829	871
Customer relationships	7	1,900	1,900	—	1,900	1,900	—
Legacy permits	14	250	175	75	250	171	79
Trademark	20	200	126	74	200	123	77
Total		$23,050	$14,374	$8,676	$23,050	$14,053	$8,997
Other non-current assets				236			241
Total intangible and other non-current assets, net				$8,912			$9,238

						Three Months Ended March 31,
Amortization expense						2021	2020
Total amortization expense						$321	$321

The estimated aggregate future amortization of intangible assets as of March 31, 2021 is identified below (in thousands):

Amortization
Remainder of 2021	$965
2022	1,286
2023	1,286
2024	1,286
2025	1,168
Thereafter	2,685
Total	$8,676

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable and accrued grape liabilities	$2,225	$3,956
Accrued compensation related expenses	1,769	1,422
Sales and marketing	483	575
Acquisition of property and equipment	378	35
Accrued interest	36	26
Depletion allowance	1,228	1,514
Production and farming	45	1,188
Operating lease liability, current	174	161
Other accrued expenses	561	542
Total accounts payable and accrued liabilities	$6,899	$9,419

9.Debt

A summary of debt at March 31, 2021 and December 31, 2020 is as follows (in thousands):

	March 31, 2021	December 31, 2020
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	12,480	12,640
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	8,125	8,250
Unsecured Term Loan Agreement due 2022, with an interest rate of 1.00% (4)	3,820	3,820
Unamortized loan fees	(119)	(121)
Total debt	24,306	24,589
Less current portion of long-term debt	4,184	3,388
Long-term debt due after one year, net	$20,122	$21,201
______________________________________
(1)    The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate.
(2)    Pine Ridge Winery, LLC, a wholly-owned subsidiary of Crimson, is party to a senior secured term loan agreement due on October 1, 2040. Principal and interest are payable in quarterly installments.
(3)    Double Canyon Vineyards, LLC, a wholly-owned subsidiary of Crimson, is party to a senior secured term loan agreement due on July 1, 2037. Principal and interest are payable in quarterly installments.
(4)    On April 22, 2020, Crimson entered into an unsecured term loan agreement (the “2020 PPP Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $3.8 million pursuant to a new loan program through the U.S. Small Business Administration (“SBA”) as the result of the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and amended by the Paycheck Protection Program Flexibility Act of 2020. Under the current terms of the PPP loan, loan forgiveness applications are due within 10 months after the end of the covered period (24-week period) following the date of loan origination, April 22, 2020. Once the SBA notifies the lender the amount of the loan which has been approved for forgiveness, the lender will determine the date that the equal monthly principal and interest payments will begin for the remaining loan balance, if any. Currently, the loan matures in April 2022, which terms may be extended to April 2025 if mutually agreed to by the parties. As for the potential loan forgiveness, once the PPP loan is, wholly or partially, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The Company requested loan forgiveness in April 2021 but has yet to receive forgiveness confirmation either in full or in part. While the Company used the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that it will be eligible for forgiveness of the PPP Loan, in full or in part.

Debt covenants include the maintenance of specified debt and equity ratios, a specified debt service coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all debt covenants as of March 31, 2021.

A summary of debt maturities as of March 31, 2021 is as follows (in thousands):

Principal due the remainder of 2021	$2,480
Principal due in 2022	3,050
Principal due in 2023	1,140
Principal due in 2024	1,140
Principal due in 2025	1,140
Principal due thereafter	15,475
Total	$24,425

10. Stock-Based Compensation
In February 2013, the Company adopted the 2013 Omnibus Incentive Plan, which provides for the granting of up to 1,000,000 stock options or other common stock-based awards. The terms of awards that may be granted, including vesting and performance criteria, if any, will be determined by the Company’s board of directors.

In December 2019, option grants for 89,000 shares were issued. As of March 31, 2021, all 89,000 shares remained outstanding with no additional grants or stock activities related to vesting, exercises or expirations during the quarter. The options vest annually over five years, expire in seven years and have an exercise price of $6.87, the market value at the date of grant. The share-based compensation expense for these grants was $141,000, the grant date fair value, which will be recorded over the vesting period. Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model, with the following assumptions and values: stock price volatility, 22%; employee exercise patterns and expected life, five years; dividend yield, 0%; and risk-free interest rate, 1.6%. For the three months ended March 31, 2021 and 2020, $7,000 were recorded as share-based compensation expense for both periods. Share-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations. The related income tax benefits for these expenses were immaterial.

11.Income Taxes
Consolidated income tax benefit for the three months ended March 31, 2021 and 2020 were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2021 and 2020, respectively.

The Company’s effective tax rates for the three months ended March 31, 2021 and 2020 were 20.6% and 35.4%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2021 was primarily attributable to state income taxes and other permanent items.

The Company does not have any amounts in its condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions as of March 31, 2021.

12.Business Segment Information

The Company has identified two operating segments, Wholesale net sales and Direct to Consumer net sales, which are reportable segments for financial statement reporting purposes, based upon their different distribution channels, margins and selling strategies. Wholesale net sales include all sales through a third party where prices are given at a wholesale rate, whereas Direct to Consumer net sales include retail sales in tasting rooms, remote sites and on-site events, wine club net sales, direct phone sales, Ecommerce sales, and other sales made directly to the consumer without the use of an intermediary.

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three months ended March 31, 2021 and 2020, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and non-wine retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$8,190	$7,929	$5,967	$5,562	$424	$979	$14,581	$14,470
Cost of sales	5,309	5,653	2,351	2,015	1,280	1,354	8,940	9,022
Gross profit (loss)	2,881	2,276	3,616	3,547	(856)	(375)	5,641	5,448
Operating expenses:
Sales and marketing	1,122	1,503	1,324	1,608	599	840	3,045	3,951
General and administrative	—	—	—	—	3,458	3,082	3,458	3,082
Total operating expenses	1,122	1,503	1,324	1,608	4,057	3,922	6,503	7,033
Net loss (gain) on disposal of property and equipment	—	—	—	—	4	(14)	4	(14)
Restructuring costs	—	—	—	—	—	507	—	507
Income (loss) from operations	$1,759	$773	$2,292	$1,939	$(4,917)	$(4,790)	$(866)	$(2,078)

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

Pursuant to ASU 2016-02, all of the Company’s leases outstanding are classified as operating leases. Right-of-use lease assets represent the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes any lease incentives. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms.

Variable lease costs such as common area costs and property taxes are expensed as incurred. For all lease agreements, the Company combines lease and non-lease components, and leases with an initial term of 12 months or less are not recorded on the balance sheet.

During the fourth quarter of 2020, the Company completed the relocation of its administrative offices from the leased location at 2700 Napa Valley Corporate Drive, Suite B, Napa, California 94558 to its wholly-owned winery, Pine Ridge Vineyards, located at 5901 Silverado Trail, Napa, CA 94558. As a result, the Company recorded a full impairment of the carrying value of the associated right-of-use lease asset component as of December 31, 2020. The lease obligations remained on the balance sheet as of March 31, 2021 and will continue to be amortized through the lease end date or earlier if the Company and the lessor are able to reach an early lease termination agreement.

Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31, 2021	December 31, 2020
Liabilities:
Accounts payable and accrued liabilities	$174	$161
Other non-current liabilities	47	94
Total operating lease liabilities	$221	$255

Weighted Average Remaining Lease Term
Operating leases	1.25 years	1.50 years
Weighted Average Discount Rate
Operating leases	5.22%	5.22%

Maturities of lease liabilities are as follows (in thousands):

Amortization
Remainder of 2021	$127
2022	94
Total	$221

Base rent expense was less than $0.1 million and for both the three months ended March 31, 2021 and 2020. Of the base rent expense for each of the three months ended March 31, 2021 and 2020, less than $0.1 million relates to the lease liability referred to in this footnote. Cash paid for amounts included in the measurement of operating lease liabilities as part of operating cash flows was less than $0.1 million for both the three months ended March 31, 2021 and March 31, 2020.

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

In August and September 2020, a series of major wildfires broke out in regions across the Western United States, including Napa and Sonoma counties in California, as well as Umatilla and Yamhill Counties in Oregon, where the Company has Direct to Consumer tasting rooms, farming operations, and wine-making facilities. Operations at some of the Company’s properties were impacted by smoke which caused damage to grapes in the vineyard properties and traffic reduction at the Company’s tasting rooms. In order to assess grape inventory losses, the Company sent grape samples to independent testing labs for evaluations. During 2020, the Company recognized $3.5 million in inventory losses for the 2020 vintage. The Company was selective in its evaluations of grape inventory for smoke taint damages in order to maintain its high standards for quality of wine. Some of the inventory losses and smoke damage to grapes are partially covered under existing crop insurance policies for which the Company currently has open claims pending. Although the Company anticipates settlements for insurance proceeds from the Company’s insurance policies, these amounts cannot be reasonably estimated at this time. As of March 31, 2021, no insurance proceeds related to the 2020 vintage inventory losses have been collected.

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

On March 16, 2020, with the exception of key operations personnel, the Company shifted its corporate office staff to remote workstations, which has been an effective transition to date. The Company will continue to operate remotely until management determines it is safe for employees to return to offices.

The Company has not experienced nor does it anticipate significant impact or disruptions to its supply chain network.

On March 16, 2020, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. Following months of closures, each of the aforementioned states issued reopening guidelines and metrics that counties must achieve prior to businesses reopening. After remaining closed for nearly all of the second quarter and complying with reopening guidelines, the Company’s tasting rooms reopened during June 2020 in limited capacity and operating hours, and with additional safety measures in place. In the first several weeks of July 2020, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. In late July 2020, the State of Washington required the shutdown of wineries, regardless of whether food is served. During this period, while the State of Oregon allowed indoor wine tastings with noted restrictions, the Company’s Oregon-based tasting room, Archery Summit, operated almost entirely outdoors. Although outdoor operations were allowed to resume in August, COVID-19 containment measures and the 2020 wildfires limited the amount of traffic at the Company’s tasting rooms. In mid-November 2020, further government restrictions and shutdown orders were issued for the State of Oregon with California and Washington following suit in December 2020, resulting in either shutdowns or outdoor-only tastings for all of the Company’s tasting rooms. All of the Company’s tasting rooms were allowed to reopen on a limited or restricted basis in late January 2021.

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

The extent of COVID-19’s impact on the Company’s financials and results of operations will depend on the length of time that the pandemic continues, the effect of governmental regulations imposed in response to the pandemic, and its effect on the demand for the Company’s products and supply chain. The Company cannot at this time predict the full impact of COVID-19, but it could have a larger impact on the Company’s financial and operational results beyond what is discussed in this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the SEC (the “2020 Report”).

Quantities or results referred to as “current quarter” and “current three-month period” refer to the three months ended March 31, 2021.

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

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect our actual results include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors in the 2020 Report. Readers should carefully review the risk factors described in the 2020 Report and in other documents that the Company files from time to time with the SEC.

Overview of Business

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, custom winemaking services, special event fees, tasting fees and non-wine retail sales.
Our wines are primarily sold to wholesale distributors, who then sell to retailers and restaurants. As permitted under federal and local regulations, we have also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the Ecommerce channel. Direct sales to consumers are more profitable for the Company as we are able to sell our products at a price closer to retail prices rather than the wholesale price sold to distributors. From time to time, we may sell grapes or bulk wine because the grapes or wine do not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use. When these sales occur, they may result in a loss.
Cost of sales includes grape and bulk wine costs, whether purchased or produced from the Company’s controlled vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For the Company-controlled vineyard-produced grapes, grape costs include annual farming labor costs, harvest costs and depreciation of vineyard assets. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months. Reductions to the carrying value of inventories are also included in cost of sales.
As of March 31, 2021, wine inventory includes approximately 0.6 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

On March 16, 2020, with the exception of key operations personnel, the Company shifted its corporate office staff to remote workstations, which has been an effective transition to date. The Company will continue to operate remotely until management determines it is safe for employees to return to offices.

The Company has not experienced nor does it anticipate significant impact or disruptions to its supply chain network.

On March 16, 2020, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. Following months of closures, each of the aforementioned states issued reopening guidelines and metrics that counties must achieve prior to businesses reopening. After remaining closed for nearly all of the second quarter and complying with reopening guidelines, the Company’s tasting rooms reopened during June 2020 in limited capacity and operating hours, and with additional safety measures in place. In the first several weeks of July 2020, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. In late July 2020, the State of Washington required the shutdown of wineries, regardless of whether food is served. During this period, while the State of Oregon allowed indoor wine tastings with noted restrictions, the Company’s Oregon-based tasting room, Archery Summit, operated almost entirely outdoors. Although outdoor operations were allowed to resume in August, COVID-19 containment measures and the 2020 wildfires limited the amount of traffic at the Company’s tasting rooms. In mid-November 2020, further government restrictions and shutdown orders were issued for the State of Oregon with California and Washington following suit in December 2020, resulting in either shutdowns or outdoor-only tastings for all of the Company’s tasting rooms. All of the Company’s tasting rooms were allowed to reopen on a limited or restricted basis in late January 2021.

All of the Company’s tasting rooms have been impacted by government orders and restrictions to significant and varying degrees at times. Much of the aforementioned restrictions of the operations of winery tasting rooms remain in place. Management and staff at all estate locations have taken the appropriate steps to continue accommodations for outdoor tastings to ensure the safety of all guests and staff. In addition to limiting the number of guests and requiring reservations, the Company has implemented various measures to prevent the spread of the virus including using available forms of PPE, assigning tasting room staff to discrete guest parties to limit contact exposure, screening workers before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees to adhere to prevention measures recommended by the CDC.

The Company has experienced both reductions and increases in consumer demand in various channels due to the ongoing COVID-19 pandemic in the three months ended March 31, 2021 and 2020.

Our Direct to Consumer segment includes retail sales in the tasting rooms, remote sites and on-site events, wine club net sales, direct phone sales, and other sales made directly to the consumer without the use of an intermediary. Tasting room sales have been negatively impacted due to closures and operating limitations. The Company also sells wine directly to consumers through Ecommerce sales. The Company’s Ecommerce operations have been favorably impacted through changes in consumer behavior and our opportunistic email campaigns and web offers to our customers.

Our Wholesale segment includes all sales through a third party where prices are given at a wholesale rate. The Company sells wine (through distributors and directly) to restaurants, bars, and other hospitality locations (“On-Premise”). Demand for wines at On-Premise locations has been reduced due to COVID-19 containment measures restricting consumers from visiting, as well as in many cases both the temporary and permanent closures of On-Premise venues. The Company also sells wine (through distributors and directly) to supermarkets, grocery stores, liquor stores, and other chains and independent stores (“Off-Premise”). Demand for wines at Off-Premise locations has increased due to their classification as essential businesses that remain open during government-imposed closings and/or restrictions due to COVID-19.

The extent of COVID-19’s impact on our financials and results of operations will depend on the length of time that the pandemic continues, the effect of governmental regulations imposed in response to the pandemic, and its effect on the demand for our products and our supply chain. We cannot at this time predict the full impact of COVID-19 on our financial and operational results.

Seasonality

As discussed in the 2020 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. We anticipate similar trends in the future.

Restructuring

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, changes in sales, marketing, and Direct to Consumer organizational structure, and transitioning of information technology services and export fulfillment to outsourced support models. Restructuring charges of $0.5 million were incurred in the three months ended March 31, 2020. As of September 30, 2020, the 2020 Restructuring Program was completed with restructuring charges totaling $1.4 million, consisting of $1.1 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net Sales

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Wholesale	$8,190	$7,929	$261	3%
Direct to Consumer	5,967	5,562	405	7%
Other	424	979	(555)	(57)%
Total net sales	$14,581	$14,470	$111	1%

Wholesale net sales increased $0.3 million, or 3%, in the current quarter as compared to the same quarter in 2020. The increase was primarily driven by an increase in domestic wine sales slightly offset by a small decrease in export wine sales compared to the same quarter in 2020. The increase in domestic wine sales was driven by increased velocity of core items and new distribution in Off-Premise locations, as well as the timing of shipments to distributors, partially offset by decreased distribution in On-Premise locations.

Direct to Consumer net sales increased $0.4 million, or 7%, in the current quarter as compared to the same quarter in 2020. The increase was primarily driven by the Company’s successful strategic Ecommerce offers compared to the same quarter in 2020. The increase was partially offset by decreased sales in our tasting rooms and reduction in special events and timing of wine club shipments. Tasting room sales decreased due to the continued impact of closures and operating limitations as a result of COVID-19 containment measures compared to the same quarter of 2020.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales, decreased $0.6 million, or 57%, in the current quarter as compared to the same quarter in 2020. The decrease was primarily driven by a decrease in gallons of bulk wine sold, reduced event fees and non-wine retail sales due to the comparative impact of COVID-19 on tasting rooms’ operations for each of the respective quarters, and decrease in revenue from custom winemaking services as a result of reduced 2020 harvest volumes as compared to the same quarter in 2020.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Wholesale	$2,881	$2,276	$605	27%
Wholesale gross margin percentage	35%	29%
Direct to Consumer	3,616	3,547	69	2%
Direct to Consumer gross margin percentage	61%	64%
Other	(856)	(375)	(481)	(128)%
Total gross profit	$5,641	$5,448	$193	4%
Total gross margin percentage	39%	38%

Wholesale gross profit increased $0.6 million, or 27%, in the current quarter as compared to the same quarter in 2020 primarily driven by a significant reduction of close out sales in the current quarter as inventory realignment initiatives were completed, shift in sales mix towards wines with a more favorable vintage cost, and an overall increase in domestic wine sales. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 647 basis points primarily driven by a significant reduction of close out sales in the current quarter and a shift in sales mix towards wines with a more profitable vintage compared to the same quarter in 2020.

Direct to Consumer gross profit increased $0.1 million, or 2%, in the current quarter as compared to the same quarter in 2020 as a result of higher Direct to Consumer sales compared to the same quarter in 2020 as discussed above under Net Sales. Direct to Consumer gross margin percentage decreased 317 basis points in the current quarter compared to the same quarter in 2020 primarily driven by a less favorable sales mix between higher Ecommerce sales and lower sales from tasting rooms, special events, and wine club due to the continued impact of closures and operating limitations as a result of COVID-19 containment measures compared to the same quarter of 2020.

Other includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales. Other gross loss increased $0.5 million, or 128% in the current quarter as compared to the same quarter in 2020 and the increase is primarily driven by higher inventory write-downs.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Sales and marketing	$3,045	$3,951	$(906)	(23)%
General and administrative	3,458	3,082	376	12%
Total operating expenses	$6,503	$7,033	$(530)	(8)%

Sales and marketing expenses decreased $0.9 million, or 23%, in the current quarter as compared to the same quarter in 2020. The decrease was primarily driven by reduced compensation as a result of the 2020 Restructuring Program, decreased travel costs related to COVID-19, and reduced advertising and promotional expenses compared to the same quarter in 2020.

General and administrative expenses increased $0.4 million, or 12%, in the current quarter as compared to the same quarter in 2020 primarily due to costs related to the amended 2019 Annual Report on Form 10-K and amended 2020 Quarterly Reports on form 10-Q, partially offset by temporarily and voluntarily reduced Board of Directors fees compared to the same quarter in 2020.

Other (Expense) Income

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	Change	% change
Interest expense, net	$(250)	$(323)	$73	23%
Other income, net	50	167	(117)	(70)%
Total other expense, net	$(200)	$(156)	$(44)	(28)%

Interest expense, net, decreased $0.1 million, or 23%, in the current quarter compared to the same quarter in 2020. The decrease was primarily driven by receipt of a patronage dividend payment with the remainder of the balance driven by decreased principal balances on the 2015 and 2017 Term Loans, partially offset by the accrued interest on the 2020 PPP Term Loan compared to the same quarter in 2020.

Other income, net, decreased $0.1 million, or 70%, in the current quarter compared to the same quarter in 2020. The decrease was primarily driven by lower investments interest income received compared to the same quarter in 2020.
Income Tax Benefit

The Company’s effective tax rates for the three months ended March 31, 2021 and 2020 were 20.6% and 35.4%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2021 was primarily attributable to state income taxes and other permanent items.

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

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with American AgCredit, FLCA, as agent for the lenders. The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate. The Revolving Credit Facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets. No amounts have been borrowed under the revolving credit facility to date.

Term Loans

Term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040 (the “2015 Loan Maturity Date”). The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2021, $12.5 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (the “DCV Borrower” and, individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with the Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037 (the “2017 Loan Maturity Date”). The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2021, $8.1 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

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

(iii) On April 22, 2020, Crimson entered into an unsecured term loan agreement (the “2020 PPP Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $3.8 million pursuant to a new loan program through the U.S. Small Business Administration (“SBA”) as the result of the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and amended by the Paycheck Protection Program Flexibility Act of 2020. Under the current terms of the PPP loan, loan forgiveness applications are due within 10 months after the end of the covered period (24-week period) following the date of loan origination, April 22, 2020. Once the SBA notifies the lender the amount of the loan which has been approved for forgiveness, the lender will determine the date that the equal monthly principal and interest payments will begin for the remaining loan balance, if any. Currently, the loan matures in April 2022, which terms may be extended to April 2025 if mutually agreed to by the parties. As for the potential loan forgiveness, once the PPP loan is, wholly or partially, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The Company requested loan forgiveness in April 2021 but has yet to receive forgiveness confirmation either in full or in part. While the Company used the proceeds of the PPP Loan only for permissible purposes, there can be no assurance that it will be eligible for forgiveness of the PPP Loan, in full or in part.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2021 and 2020 (in thousands):

Cash provided by (used in):	2021	2020
Operating activities	$2,462	$1,734
Investing activities	(1,192)	1,141
Financing activities	(285)	(285)

Cash provided by operating activities

Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2021, consisting primarily of $0.8 million of net loss adjusted for non-cash items such as $2.4 million primarily consisting of depreciation, amortization, and loss on the write-down of inventory, and $0.9 million net cash inflow related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in inventory and accounts receivable and increase in customer deposits and other payables, partially offset by a decrease in accounts payable and accrued liabilities and an increase in other current assets.

Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2020, consisting primarily of $1.4 million of net loss adjusted for non-cash items such as $2.4 million primarily consisting of depreciation, amortization, and loss on the write-down of inventory and $0.5 million of restructuring charges. The net cash inflow related to changes in operating assets and liabilities totaled $0.2 million.

Cash (used in) provided by investing activities

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2021, consisting primarily of the net purchases of available for sale investments of $1.0 million and capital expenditures of $0.2 million.

Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2020, consisting primarily of proceeds from sale of land in Klickitat County, Washington totaling $1.8 million, partially offset by net purchases of available for sale investments of $0.3 million and capital expenditures of $0.5 million.

Cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2021 and 2020 was $0.3 million for each period, which reflects the principal payments on our 2015 and 2017 Term Loans of $0.3 million.

Commitments & Contingencies

There have been no significant changes to our contractual obligations table as disclosed in the 2020 Report.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2020 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2021. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 due to the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

The Company did not have adequate controls in place to monitor and associate the cost of bulk wine inventory with quantity or gallons on hand. As a result, the cost related to certain bulk wine inventory was not properly transferred to bulk and bottled inventory accounts that would subsequently be relieved through sales transactions. This material weakness resulted in the restatement of our 2019 Annual Report on Form 10-K and 2020 Quarterly Reports on form 10-Q. It should be noted that the custody and recordkeeping of physical inventory have always been properly maintained through physical inventory counts and the restatement error is strictly related to the cost component.

Remediation of the Material Weakness.

Management has implemented changes to strengthen our internal controls over the accounting for bulk wine inventory valuation and the related impacts. The remediation plan includes both management’s assessment and recommendations from independent accounting advisors used in the review process. This remediation is intended to address the identified material weakness and enhance our overall control environment.

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

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Other than as described in the Remediation of the Material Weakness section above, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, Crimson may be involved in legal proceedings in the ordinary course of its business. Crimson is not currently involved in any legal or administrative proceedings individually or together that it believes are likely to have a significant adverse effect on its business, results of operations or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Report, which could materially affect our business, results of operations or financial condition. The risks described in our 2020 Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Loss; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.
104**	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

* Incorporated by reference
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	May 13, 2021	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer