Form 10-Q
period 2021-06-30
Crimson Wine Group, Ltd
filed 2021-08-05
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

On August 2, 2021 there were 22,524,185 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$29,846	$29,314
Investments available for sale	9,749	8,507
Accounts receivable, net	6,499	7,906
Inventory	52,411	57,554
Other current assets	1,636	2,349
Assets held for sale	—	555
Total current assets	100,141	106,185
Property and equipment, net	111,813	113,683
Goodwill	1,262	1,262
Intangible and other non-current assets, net	9,236	9,238
Total non-current assets	122,311	124,183
Total assets	$222,452	$230,368
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$7,335	$9,419
Customer deposits	428	270
Current portion of long-term debt, net of unamortized loan fees	1,127	3,388
Total current liabilities	8,890	13,077
Long-term debt, net of current portion and unamortized loan fees	19,363	21,201
Deferred tax liability, net	—	477
Other non-current liabilities	10	93
Total non-current liabilities	19,373	21,771
Total liabilities	28,263	34,848
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 22,524,185 and 23,243,476 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	225	232
Additional paid-in capital	277,564	277,550
Accumulated other comprehensive income	7	13
Accumulated deficit	(83,607)	(82,275)
Total stockholders’ equity	194,189	195,520
Total liabilities and stockholders’ equity	$222,452	$230,368

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$17,391	$13,585	$31,972	$28,055
Cost of sales	9,051	8,726	17,991	17,748
Gross profit	8,340	4,859	13,981	10,307
Operating expenses:
Sales and marketing	3,750	3,462	6,795	7,413
General and administrative	3,256	2,631	6,714	5,713
Total operating expenses	7,006	6,093	13,509	13,126
Net (gain) loss on disposal of property and equipment	(31)	191	(27)	177
Restructuring costs	—	803	—	1,310
Income (loss) from operations	1,365	(2,228)	499	(4,306)
Other income (expense):
Interest expense, net	(181)	(114)	(431)	(437)
Gain on extinguishment of debt	3,863	—	3,863	—
Other income, net	208	119	258	286
Total other income (expense), net	3,890	5	3,690	(151)
Income (loss) before income taxes	5,255	(2,223)	4,189	(4,457)
Income tax benefit	(493)	(582)	(712)	(1,372)
Net income (loss)	$5,748	$(1,641)	$4,901	$(3,085)
Basic weighted-average shares outstanding	22,943	23,243	23,092	23,243
Fully diluted weighted-average shares outstanding	23,032	23,243	23,181	23,243
Basic and fully diluted earnings (loss) per share	$0.25	$(0.07)	$0.21	$(0.13)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$5,748	$(1,641)	$4,901	$(3,085)
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on investments arising during the period, net of tax	(1)	15	(6)	29
Comprehensive income (loss)	$5,747	$(1,626)	$4,895	$(3,056)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Net cash flows from operating activities:
Net income (loss)	$4,901	$(3,085)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization of property and equipment	3,240	3,630
Amortization of intangible assets	643	643
Loss on write-down of inventory	711	690
Provision for doubtful accounts	—	98
Net (gain) loss on disposal of property and equipment	(27)	177
Restructuring charges	—	1,310
Benefit for deferred income tax	(716)	—
Stock-based compensation	14	14
Gain on extinguishment of debt	(3,863)	—
Net change in operating assets and liabilities:
Accounts receivable	1,407	3,550
Inventory	4,432	3,006
Other current assets	833	(1,158)
Other non-current assets	(48)	94
Accounts payable and accrued liabilities	(2,175)	(4,833)
Customer deposits	164	201
Other non-current liabilities	(83)	(71)
Net cash provided by operating activities	9,433	4,266
Net cash flows from investing activities:
Purchase of investments available for sale	(8,000)	(8,000)
Redemptions of investments available for sale	6,750	8,250
Acquisition of property and equipment	(1,269)	(1,461)
Proceeds from disposals of property and equipment	143	1,856
Net cash (used in) provided by investing activities	(2,376)	645
Net cash flows from financing activities:
Proceeds from PPP term loan	—	3,820
Principal payments on long-term debt	(285)	(855)
Repurchase of common stock	(6,240)	—
Net cash (used in) provided by financing activities	(6,525)	2,965
Net increase in cash and cash equivalents	532	7,876
Cash and cash equivalents - beginning of period	29,314	12,986
Cash and cash equivalents - end of period	$29,846	$20,862
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$301	$929
Income tax payments, net	$—	$—
Non-cash investing and financing activity:
Unrealized holding (losses) gains on investments, net of tax	$(6)	$29
Acquisition of property and equipment accrued but not yet paid	$116	$112
PPP loan and accrued interest forgiven by the SBA	$3,863	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Three Months Ended June 30, 2021
Balance, March 31, 2021	23,243,476	$232	$277,557	$8	$(83,122)	$194,675
Net income	—	—	—	—	5,748	5,748
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	7	—	—	7
Repurchase of common stock	(719,291)	(7)	—	—	(6,233)	(6,240)
Balance, June 30, 2021	22,524,185	$225	$277,564	$7	$(83,607)	$194,189
Three Months Ended June 30, 2020
Balance, March 31, 2020	23,243,476	$232	$277,529	$26	$(77,311)	$200,476
Net loss	—	—	—	—	(1,641)	(1,641)
Other comprehensive income	—	—	—	15	—	15
Stock-based compensation	—	—	7	—	—	7
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(78,952)	$198,857
Six Months Ended June 30, 2021
Balance, December 31, 2020	23,243,476	$232	$277,550	$13	$(82,275)	$195,520
Net income	—	—	—	—	4,901	4,901
Other comprehensive income	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	14	—	—	14
Repurchase of common stock	(719,291)	(7)	—	—	(6,233)	(6,240)
Balance, June 30, 2021	22,524,185	$225	$277,564	$7	$(83,607)	$194,189
Six Months Ended June 30, 2020
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(75,867)	$201,899
Net loss	—	—	—	—	(3,085)	(3,085)
Other comprehensive income	—	—	—	29	—	29
Stock-based compensation	—	—	14	—	—	14
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(78,952)	$198,857

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

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2021. See Note 2 of the 2020 Report for a description of the Company’s significant accounting policies.

Reclassifications

Certain reclassifications have been made to balance sheet footnotes of prior period unaudited interim condensed consolidated financial statements to conform to current period presentation. The reclassifications had no impact on previously reported net loss, equity or cash flows.

Recent Accounting Pronouncements

Subsequent to the filing of the 2020 Report, there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides a description of accounting pronouncements that were adopted during the six months ended June 30, 2021:

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

Refer to Note 13, “Business Segment Information,” for revenue by sales channel amounts for the three and six months ended June 30, 2021 and 2020.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its condensed consolidated balance sheets, and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each the 2021 and 2020 years consisted primarily of wine club revenue, grape and bulk sales and event fees. Changes in the contract liability balance during the six-month periods ended June 30, 2021 and 2020, were not materially impacted by any other factors.

The outstanding contract liability balances were $0.3 million at December 31, 2020 and $0.4 million at June 30, 2021. Of the amounts included in the opening contract liability balances at the beginning of each year, approximately $0.2 million was recognized as revenue during both the six months ended June 30, 2021 and 2020.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectible based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million at both June 30, 2021 and December 31, 2020.

3.Notes Receivable

Notes receivable consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Notes receivable, current (1)	$126	$—
Notes receivable, non-current (2)	426	—
Total	$552	$—
__________________________________________
(1) Reported within other current assets in the unaudited interim condensed consolidated balance sheets
(2) Reported within other non-current assets of the unaudited interim condensed consolidated balance sheets

In June 2021, the Company closed on the sale of 36 acres of fallow apple orchards located in Umatilla County, Oregon for an aggregate sale price of $0.6 million. Per the sales agreement, approximately $0.1 million was paid in cash at the closing of the asset sale with the Company financing the remainder of the purchase price in the form of a promissory note in the aggregate principal amount of $0.5 million. The note earns interest at a rate per annum of 5.00% with monthly principal and interest payments commencing July 2021. The note contains an arrangement for two balloon payments with the first balloon payment due to the Company on the six month anniversary of the closing date and the final balloon payment due to the Company on or before June 1, 2024.

In June 2021, per the Company’s leasing agreement of its restaurant space in Walla Walla, Washington, the Company agreed to finance the incoming tenant’s purchase of restaurant equipment from the prior tenant. Therefore, a promissory note in the aggregate principal amount of approximately $0.1 million was issued to the Company. The note is due in June 2026 and earns interest at a rate per annum of 5.00% with annual principal and interest payments commencing on September 1, 2021.

4.Restructuring

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, changes in sales, marketing, and Direct to Consumer organizational structure, and transitioning of information technology services and export fulfillment to outsourced support models. Restructuring charges of $1.3 million were incurred in the six months ended June 30, 2020. As of September 30, 2020, the 2020 Restructuring Program was completed with restructuring charges totaling $1.4 million, consisting of $1.1 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities.

The Company paid less than $0.2 million in previously accrued employee related restructuring activities during the six months ended June 30, 2021. The liability related to restructuring activities was less than $0.2 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively.

A roll forward of the liability recognized related to restructuring activities as of June 30, 2021 is as follows (in thousands):

	Balance at December 31, 2020	Additions	Payments	Balance at June 30, 2021
Employee related restructuring activity	$309	$—	$(151)	$158

5.Inventory

A summary of inventory at June 30, 2021 and December 31, 2020 is as follows (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$31,213	$34,970
In-process goods	19,887	21,498
Packaging and bottling supplies	1,311	1,086
Total inventory	$52,411	$57,554

Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $0.7 million were recorded during both of the six months ended June 30, 2021 and 2020. The Company’s inventory balances are presented net of inventory reserves of $3.3 million and $4.4 million at June 30, 2021 and December 31, 2020, respectively.

6.Property and Equipment

A summary of property and equipment at June 30, 2021 and December 31, 2020, and depreciation and amortization for the three and six months ended June 30, 2021 and 2020, is as follows (in thousands):

	Depreciable Lives
	(in years)	June 30, 2021	December 31, 2020
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	59,467	59,265
Winery and vineyard equipment	3-25	35,524	35,350
Vineyards and improvements	7-25	35,507	33,651
Caves	20-40	5,639	5,639
Vineyards under development	N/A	774	2,565
Construction in progress	N/A	2,777	2,169
Total		184,600	183,551
Accumulated depreciation and amortization		(72,787)	(69,868)
Total property and equipment, net		$111,813	$113,683

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization:	2021	2020	2021	2020
Capitalized into inventory	$1,213	$1,381	$2,435	$2,776
Expensed to general and administrative	403	427	805	854
Total depreciation and amortization	$1,616	$1,808	$3,240	$3,630

During 2018, the Company began actively marketing 36 acres of fallow apple orchards for sale as it does not intend to replant these orchards with vineyards and subsequently reclassified $0.6 million from property and equipment to assets held for sale. In the first quarter of 2019, the Company recorded an impairment charge of less than $0.1 million to write-down the carrying value of the fallow apple orchards to fair value less cost to sell. In March 2021, the Company finalized a sales agreement to sell the land for $0.6 million. In accordance with ASC 360-10, this subsequent event revealed evidence of fair value and conditions existing as of the balance sheet date, December 31, 2020. In the fourth quarter of 2020, the Company recorded an additional impairment charge of less than $0.1 million to write-down the carrying value of the fallow apple orchards to fair value less cost to sell. The impairment charges were recorded to other income (expense), net in the unaudited interim condensed consolidated statements of operations. The sale of the fallow apple orchards closed in June 2021.

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

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

June 30, 2021	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$9,750	$9,750	$—	$(1)	$—	$9,749	$9,749
December 31, 2020	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$8,500	$8,500	$7	$—	$—	$8,507	$8,507

Gross unrealized losses on available for sale securities were less than $0.1 million as of June 30, 2021. The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of June 30, 2021 and December 31, 2020, other than the assets which were impaired in the current period, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of June 30, 2021, the Company has estimated the fair value of its outstanding debt to be approximately $23.9 million compared to its carrying value of $20.6 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of June 30, 2021 of 4.08% and 3.91% for the 2015 Term Loan and 2017 Term Loan, respectively, as further discussed in Note 10, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

8.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at June 30, 2021 and December 31, 2020, and amortization expense for the three and six months ended June 30, 2021 and 2020, is as follows (in thousands):

		June 30, 2021			December 31, 2020
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$10,561	$7,439	$18,000	$10,030	$7,970
Distributor relationships	10-14	2,700	1,927	773	2,700	1,829	871
Legacy permits	14	250	180	70	250	171	79
Trademark	20	200	128	72	200	123	77
Total		$21,150	$12,796	$8,354	$21,150	$12,153	$8,997
Other non-current assets				882			241
Total intangible and other non-current assets, net				$9,236			$9,238

				Three Months Ended June 30,		Six Months Ended June 30,
Amortization expense				2021	2020	2021	2020
Total amortization expense				$322	$322	$643	$643

The estimated aggregate future amortization of intangible assets as of June 30, 2021 is identified below (in thousands):

Amortization
Remainder of 2021	$643
2022	1,286
2023	1,286
2024	1,286
2025	1,168
Thereafter	2,685
Total	$8,354

9.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable and accrued grape liabilities	$2,188	$3,956
Accrued compensation related expenses	2,550	1,422
Sales and marketing	393	575
Acquisition of property and equipment	116	35
Accrued interest	303	26
Depletion allowance	998	1,514
Production and farming	61	1,188
Operating lease liability, current	15	161
Other accrued expenses	711	542
Total accounts payable and accrued liabilities	$7,335	$9,419

10.Debt

A summary of debt at June 30, 2021 and December 31, 2020 is as follows (in thousands):

	June 30, 2021	December 31, 2020
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	12,480	12,640
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	8,125	8,250
Unsecured Term Loan Agreement due 2022, with an interest rate of 1.00% (4)	—	3,820
Unamortized loan fees	(115)	(121)
Total debt	20,490	24,589
Less current portion of long-term debt	1,127	3,388
Long-term debt due after one year, net	$19,363	$21,201
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
(2)    Pine Ridge Winery, LLC, a wholly-owned subsidiary of Crimson, is party to a senior secured term loan agreement due on October 1, 2040 (the “2015 Term Loan”). Principal and interest are payable in quarterly installments.
(3)    Double Canyon Vineyards, LLC, a wholly-owned subsidiary of Crimson, is party to a senior secured term loan agreement due on July 1, 2037 (the “2017 Term Loan”). Principal and interest are payable in quarterly installments.
(4)    On April 22, 2020, Crimson entered into an unsecured term loan agreement (the “2020 PPP Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $3.8 million pursuant to a new loan program through the U.S. Small Business Administration (“SBA”) as the result of the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and amended by the Paycheck Protection Program Flexibility Act of 2020. The Company requested loan forgiveness in April 2021 and on June 14, 2021, the forgiveness application to the SBA was approved for the full principal amount including interest. The SBA has remitted payment to the lender and the Company has been legally released from the loan agreement. In June 2021, the Company recorded a gain on extinguishment of debt for approximately $3.9 million, which includes both the full principal and interest amounts.

Debt covenants include the maintenance of specified debt and equity ratios, a specified debt service coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of June 30, 2021.

A summary of debt maturities as of June 30, 2021 is as follows (in thousands):

Principal due the remainder of 2021	$570
Principal due in 2022	1,140
Principal due in 2023	1,140
Principal due in 2024	1,140
Principal due in 2025	1,140
Principal due thereafter	15,475
Total	$20,605

11. Stockholders' Equity and Stock-Based Compensation
Share Repurchase

On May 24, 2021, with the unanimous written consent of the Board of Directors, the Company repurchased an aggregate of 719,291 shares of its common stock at a purchase price of $8.65 per share for an aggregate purchase price of approximately $6.2 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Stock-Based Compensation

In February 2013, the Company adopted the 2013 Omnibus Incentive Plan, which provides for the granting of up to 1,000,000 stock options or other common stock-based awards. The terms of awards that may be granted, including vesting and performance criteria, if any, will be determined by the Company’s Board of Directors.

In December 2019, option grants for 89,000 shares were issued. As of June 30, 2021, all 89,000 shares remained outstanding with no additional grants or stock activities related to vesting, exercises or expirations during the quarter. The options vest annually over five years, expire seven years from the date of grant and have an exercise price of $6.87, the market value at the date of grant. The share-based compensation expense for these grants was $141,000, the grant date fair value, which will be recorded over the vesting period. Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model, with the following assumptions and values: stock price volatility, 22%; employee exercise patterns and expected life, five years; dividend yield, 0%; and risk-free interest rate, 1.6%. For the three and six months ended June 30, 2021 and 2020, $7,000 and $14,000 were recorded as share-based compensation expense, respectively, in both years. Share-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations. The related income tax benefits for these expenses were immaterial.

12.Income Taxes
Consolidated income tax benefits for the three and six months ended June 30, 2021 and 2020 were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2021 and 2020, respectively.

The Company’s effective tax rates for the three months ended June 30, 2021 and 2020 were (9.4)% and 26.2%, respectively. The Company’s effective tax rates for the six months ended June 30, 2021 and 2020 were (17.0)% and 30.8%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2021 was primarily attributable to income exclusion of PPP loan forgiveness for federal income taxes, state income taxes and other permanent items.

The Company does not have any amounts in its condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions as of June 30, 2021.

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and non-wine retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$9,727	$7,638	$6,635	$5,712	$1,029	$235	$17,391	$13,585
Cost of sales	5,844	5,280	2,440	2,456	767	990	9,051	8,726
Gross profit (loss)	3,883	2,358	4,195	3,256	262	(755)	8,340	4,859
Operating expenses:
Sales and marketing	1,142	1,175	1,530	1,461	1,078	826	3,750	3,462
General and administrative	—	—	—	—	3,256	2,631	3,256	2,631
Total operating expenses	1,142	1,175	1,530	1,461	4,334	3,457	7,006	6,093
Net loss (gain) on disposal of property and equipment	—	—	—	—	(31)	191	(31)	191
Restructuring costs	—	—	—	—	—	803	—	803
Income (loss) from operations	$2,741	$1,183	$2,665	$1,795	$(4,041)	$(5,206)	$1,365	$(2,228)

	Six Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$17,917	$15,567	$12,602	$11,274	$1,453	$1,214	$31,972	$28,055
Cost of sales	11,153	10,933	4,791	4,471	2,047	2,344	17,991	17,748
Gross profit (loss)	6,764	4,634	7,811	6,803	(594)	(1,130)	13,981	10,307
Operating expenses:
Sales and marketing	2,264	2,678	2,854	3,069	1,677	1,666	6,795	7,413
General and administrative	—	—	—	—	6,714	5,713	6,714	5,713
Total operating expenses	2,264	2,678	2,854	3,069	8,391	7,379	13,509	13,126
Net loss on disposal of property and equipment	—	—	—	—	(27)	177	(27)	177
Restructuring costs	—	—	—	—	—	1,310	—	1,310
Income (loss) from operations	$4,500	$1,956	$4,957	$3,734	$(8,958)	$(9,996)	$499	$(4,306)

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

During the fourth quarter of 2020, the Company completed the relocation of its administrative offices from the leased location at 2700 Napa Valley Corporate Drive, Suite B, Napa, California 94558 to its wholly-owned winery, Pine Ridge Vineyards, located at 5901 Silverado Trail, Napa, California 94558. As a result, the Company recorded a full impairment of the carrying value of the associated right-of-use lease asset component as of December 31, 2020. On May 6, 2021, the Company reached an agreement with the lessor for an early lease termination. The terms of the agreement require the Company to continue to make lease payments through July 31, 2021. The Company has exercised its option to terminate the lease agreement after July 31, 2021 with a written notice to the lessor. As this agreement represented a lease modification, the Company remeasured the lease liabilities based on the revised terms and recorded a gain on lease modification. The gain on lease modification was recorded to other income (expense), net in the unaudited interim condensed consolidated statements of operations. The remeasured lease obligations remained on the balance sheet as of June 30, 2021 and will continue to be amortized through the end of July.

Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30, 2021	December 31, 2020
Liabilities:
Accounts payable and accrued liabilities	$15	$161
Other non-current liabilities	—	94
Total operating lease liabilities	$15	$255

Weighted Average Remaining Lease Term
Operating leases	0.08 years	1.50 years
Weighted Average Discount Rate
Operating leases	4.64%	5.22%

Maturities of lease liabilities are as follows (in thousands):

Amortization
Remainder of 2021	$15

Base rent expense was less than $0.1 million for both the three and six months ended June 30, 2021. Base rent expense was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively. Of the base rent expense for each of the six months ended June 30, 2021 and 2020, approximately $0.1 million relates to each of the lease liability referred to in this footnote. Cash paid for amounts included in the measurement of operating lease liabilities as part of operating cash flows was approximately $0.1 million for both the six months ended June 30, 2021 and June 30, 2020.

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

2017 and 2020 Wildfires

In October 2017, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Operations at two of the Company’s properties, Pine Ridge Vineyards and Seghesio Family Vineyards, were temporarily impacted due to these wildfires and then resumed shortly thereafter. At the time of the wildfires, both properties had already harvested substantially all of their 2017 estate grapes. Certain inventory on hand was impacted by power losses and smoke damage which was covered under existing insurance policies. During 2018, the Company recognized $1.1 million in insurance proceeds of which $0.6 million was offset against inventory losses and $0.5 million was included in other income, net. In October 2019 and August 2020, the Company received an additional $0.2 million and $0.1 million, respectively, from insurance proceeds related to the October 2017 wildfires. The Company recorded both of the proceeds amounts in other income, net. Although the Company anticipates additional settlements for insurance proceeds from the Company’s insurance policies, these amounts cannot be reasonably estimated at this time.

In August and September 2020, a series of major wildfires broke out in regions across the Western United States, including Napa and Sonoma counties in California, as well as Umatilla and Yamhill Counties in Oregon, where the Company has Direct to Consumer tasting rooms, farming operations, and wine-making facilities. Operations at some of the Company’s properties were impacted by smoke which caused damage to grapes in the vineyard properties and traffic reduction at the Company’s tasting rooms. In order to assess grape inventory losses, the Company sent grape samples to independent testing labs for evaluations. During 2020, the Company recognized $3.5 million in inventory losses for the 2020 vintage. The Company was selective in its evaluations of grape inventory for smoke taint damages in order to maintain its high standards for quality of wine. Some of the inventory losses and smoke damage to grapes are partially covered under existing crop insurance policies for which the Company currently has open claims pending. In June 2021, the Company settled and recognized $0.2 million from crop insurance proceeds related to loss claims for the 2020 wildfires and recorded the proceeds as an offset against inventory losses, which is a reduction to cost of sales. Although the Company anticipates additional settlements for insurance proceeds from the Company’s insurance policies, these amounts cannot be reasonably estimated at this time.

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

On March 16, 2020, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. Following months of closures, each of the aforementioned states issued reopening guidelines and metrics that counties must achieve prior to businesses reopening. After remaining closed for nearly all of the second quarter and complying with reopening guidelines, the Company’s tasting rooms reopened during June 2020 in limited capacity and operating hours, and with additional safety measures in place. In the first several weeks of July 2020, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. In late July 2020, the State of Washington required the shutdown of wineries, regardless of whether food is served. During this period, while the State of Oregon allowed indoor wine tastings with noted restrictions, the Company’s Oregon-based tasting room, Archery Summit, operated almost entirely outdoors. Although outdoor operations were allowed to resume in August, COVID-19 containment measures and the 2020 wildfires limited the amount of traffic at the Company’s tasting rooms. In mid-November 2020, further government restrictions and shutdown orders were issued for the State of Oregon with California and Washington following suit in December 2020, resulting in either shutdowns or outdoor-only tastings for all of the Company’s tasting rooms. All of the Company’s tasting rooms were allowed to reopen in late January 2021 with varying impacts created by guidelines, restrictions, and tiered structures of each respective state the Company's tasting rooms operate in. The intermittent updates for each state and county caused operating capacity at each tasting room to fluctuate throughout the first six months of 2021. Although capacity restrictions within the Company's tasting rooms were lifted in the second half of June, the Company continues to maintain a set of operating guidelines to protect the safety of all employees and guests, which may affect capacity and will vary based on estate experience and parameters.

All of the Company’s tasting rooms have been impacted by government orders and restrictions to significant and varying degrees at times. Management and staff at all estate locations have taken the appropriate steps to continue accommodations for outdoor tastings, when permitted, to ensure the safety of all guests and staff. In addition to limiting the number of guests and requiring reservations, the Company has implemented various measures to prevent the spread of the virus including using available forms of personal protective equipment (PPE), screening workers before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees to adhere to prevention measures recommended by the Center for Disease Control (“CDC”).

More recently, many news agencies have reported the spread of new variants of COVID-19, such as the Delta variant, that are significantly more contagious than previous strains. The spread of these new variants are beginning to cause some government authorities to reimplement restrictions and measures to try to reduce the spread that had become less prevalent. Accordingly, the emergence of these new variants, particularly the Delta variant, and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty to the Company’s business and operations and could result in further impacts, such as those discussed above and in the section entitled “Risk Factors” in the 2020 Report.

The extent of COVID-19’s impact on the Company’s financials and results of operations is currently unknown and will depend on future developments, including, but not limited to, the length of time that the pandemic continues, the emergence and severity of its variants, the effect of governmental regulations imposed in response to the pandemic, the availability of vaccines and potential hesitancy to utilize them, the effect on the demand for the Company’s products and supply chain, and how quickly and to what extent normal economic and operation conditions can resume. The Company cannot at this time predict the full impact of COVID-19, but it could have a larger impact on the Company’s financial and operational results beyond what is discussed in this Report.

15.Subsequent Events

On July 6, 2021, as approved by the Board of Directors and under the Company’s 2013 Omnibus Incentive Plan, stock option awards for 233,000 shares were issued to management. Subject to the terms of the respective option award agreements, the options will vest in four equal increments on each of January 4, 2022, January 4, 2023, January 4, 2024 and January 4, 2025, and the options will expire seven years from the date of grant. The exercise price for the options was the closing price on the date of grant.

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

Quantities or results referred to as “current quarter” and “current three and six-month period” refer to the three and six months ended June 30, 2021.

Cautionary Statement for Forward-Looking Information

This MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, that include results of Crimson Wine Group, Ltd. and all of its subsidiaries further collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with GAAP for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include those relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements are based upon information that is currently available to us and our management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements.

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

As of June 30, 2021, wine inventory includes approximately 0.5 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

On March 16, 2020, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. Following months of closures, each of the aforementioned states issued reopening guidelines and metrics that counties must achieve prior to businesses reopening. After remaining closed for nearly all of the second quarter and complying with reopening guidelines, the Company’s tasting rooms reopened during June 2020 in limited capacity and operating hours, and with additional safety measures in place. In the first several weeks of July 2020, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. In late July 2020, the State of Washington required the shutdown of wineries, regardless of whether food is served. During this period, while the State of Oregon allowed indoor wine tastings with noted restrictions, the Company’s Oregon-based tasting room, Archery Summit, operated almost entirely outdoors. Although outdoor operations were allowed to resume in August, COVID-19 containment measures and the 2020 wildfires limited the amount of traffic at the Company’s tasting rooms. In mid-November 2020, further government restrictions and shutdown orders were issued for the State of Oregon with California and Washington following suit in December 2020, resulting in either shutdowns or outdoor-only tastings for all of the Company’s tasting rooms. All of the Company’s tasting rooms were allowed to reopen in late January 2021 with varying impacts created by the guidelines, restrictions, and tiered structures of each respective state we operate in. The intermittent updates for each state and county caused operating capacity at each tasting room to fluctuate throughout the first six months of 2021. Although capacity restrictions within the Company's tasting rooms were lifted in the second half of June, the Company continues to maintain a set of operating guidelines to protect the safety of all employees and guests, which may affect capacity and will vary based on estate experience and parameters.

All of the Company’s tasting rooms have been impacted by government orders and restrictions to significant and varying degrees at times. Management and staff at all estate locations have taken the appropriate steps to continue accommodations for outdoor tastings to ensure the safety of all guests and staff. In addition to limiting the number of guests and requiring reservations, the Company has implemented various measures to prevent the spread of the virus including using available forms of PPE, screening workers before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees to adhere to prevention measures recommended by the CDC.

The Company has experienced both reductions and increases in consumer demand in various channels due to the ongoing COVID-19 pandemic in the three and six months ended June 30, 2021 and 2020.

Our Direct to Consumer segment includes retail sales in the tasting rooms, remote sites and on-site events, wine club net sales, direct phone sales, and other sales made directly to the consumer without the use of an intermediary. Tasting room sales have been negatively impacted during periods of closures and operating limitations. As restrictions were gradually lifted throughout the first six months of 2021, the Company has seen a rebound in visitor counts to its tasting rooms. The Company also sells wine directly to consumers through Ecommerce sales. The Company’s Ecommerce operations have been favorably impacted through changes in consumer behavior and our opportunistic email campaigns and web offers to our customers.

Our Wholesale segment includes all sales through a third party where prices are given at a wholesale rate. The Company sells wine (through distributors and directly) to restaurants, bars, and other hospitality locations (“On-Premise”). Demand for wines at On-Premise locations has been reduced due to COVID-19 containment measures restricting consumers from visiting, as well as in many cases both the temporary and permanent closures of On-Premise venues. However, as restrictions continued to be lifted throughout the first six months of 2021, demand for wines at On-Premise locations has started to rebound. The Company also sells wine (through distributors and directly) to supermarkets, grocery stores, liquor stores, and other chains, third-party Ecommerce and independent stores (“Off-Premise”). Demand for wines at Off-Premise locations has increased due to their classification as essential businesses that remain open during government-imposed closings and/or restrictions due to COVID-19. As On-Premise demand recovers, other than sales made through third-party Ecommerce, we have not observed a reversing trend in Off-Premise demand.

Additionally, we received loan proceeds of approximately $3.8 million under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and amended by the Paycheck Protection Program Flexibility Act of 2020. We requested loan forgiveness in April 2021 and on June 14, 2021, the forgiveness application to the U.S. Small Business Administration (“SBA”) was approved for the full principal amount including interest. For additional information about the loan, see “—Liquidity and Capital Resources—Term Loans”.

More recently, many news agencies have reported the spread of new variants of COVID-19, such as the Delta variant, that are significantly more contagious than previous strains. The spread of these new variants are beginning to cause some government authorities to reimplement restrictions and measures to try to reduce the spread that had become less prevalent. Accordingly, the emergence of these new variants, particularly the Delta variant, and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty to the Company’s business and operations and could result in further impacts, such as those discussed above and in the section entitled “Risk Factors” in the 2020 Report.

The extent of COVID-19’s impact on our financials and results of operations is currently unknown and will depend on future developments, including, but not limited to, the length of time that the pandemic continues, the emergence and severity of its variants, the effect of governmental regulations imposed in response to the pandemic, the availability of vaccines and potential hesitancy to utilize them, the effect on the demand for our products and our supply chain, and how quickly and to what extent normal economic and operation conditions can resume. We cannot at this time predict the full impact of COVID-19 on our financial and operational results. Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in the 2020 Report for additional risks we face due to the COVID-19 pandemic.

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

Restructuring

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, changes in sales, marketing, and Direct to Consumer organizational structure, and transitioning of information technology services and export fulfillment to outsourced support models. Restructuring charges of $1.3 million were incurred in the six months ended June 30, 2020. As of September 30, 2020, the 2020 Restructuring Program was completed with restructuring charges totaling $1.4 million, consisting of $1.1 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net Sales

	Three Months Ended June 30,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Wholesale	$9,727	$7,638	$2,089	27%
Direct to Consumer	6,635	5,712	923	16%
Other	1,029	235	794	338%
Total net sales	$17,391	$13,585	$3,806	28%

Wholesale net sales increased $2.1 million, or 27%, in the current quarter as compared to the same quarter in 2020. The increase was primarily driven by increased domestic wine sales and increased export wine sales compared to the same quarter in 2020. The increase in domestic wine sales was driven by increased rate of sales of our core wines, new distribution in Off-Premise locations, and continued recovery in our On-Premise sales as a result of the reopening of restaurants, bars, and other hospitality locations in the current quarter.

Direct to Consumer net sales increased $0.9 million, or 16%, in the current quarter as compared to the same quarter in 2020. The increase was primarily driven by higher sales in the tasting rooms and timing of wine club shipments as compared to the same quarter in 2020. The increase was partially offset by lower Ecommerce sales in the current quarter. With the lifting of COVID-19 containment measures beginning in late January of this year, all of the Company's tasting rooms were opened for visitations in the current quarter. There was a significant increase in visitors to our tasting rooms in the current quarter compared to the same quarter in 2020, where the tasting rooms were negatively impacted by temporary closures and operating limitations. Ecommerce sales decreased in the current quarter as consumers shifted purchasing behaviors with the reopening of tasting rooms, retail and restaurants.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales, increased $0.8 million, or 338%, in the current quarter as compared to the same quarter in 2020. The increase was primarily driven by an increase in gallons and price of bulk wine sold, higher event fees and non-wine retail sales due to the comparative impact of COVID-19 on tasting rooms’ operations for each of the respective quarters (as discussed above in the Direct to Consumer section), and increased revenue from custom winemaking services as compared to the same quarter in 2020.

Gross Profit

	Three Months Ended June 30,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Wholesale	$3,883	$2,358	$1,525	65%
Wholesale gross margin percentage	40%	31%
Direct to Consumer	4,195	3,256	939	29%
Direct to Consumer gross margin percentage	63%	57%
Other	262	(755)	1,017	135%
Total gross profit	$8,340	$4,859	$3,481	72%
Total gross margin percentage	48%	36%

Wholesale gross profit increased $1.5 million, or 65%, in the current quarter as compared to the same quarter in 2020 primarily driven by an overall increase in wine sales, a shift in sales mix towards wines with a more favorable vintage cost, and decreased price support. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 905 basis points primarily driven by a shift in sales mix towards wines with a more profitable vintage and lower price support compared to the same quarter in 2020.

Direct to Consumer gross profit increased $0.9 million, or 29%, in the current quarter as compared to the same quarter in 2020. The increase was a result of higher tasting room sales and timing of wine club shipments when compared to the same quarter in 2020 with tasting room sales negatively impacted by COVID-19 containment measures. Direct to Consumer gross margin percentage increased 622 basis points in the current quarter compared to the same quarter in 2020. The increase was primarily driven by a shift in sales channel mix from increased tasting rooms sales, a shift in sales mix towards wines with a more favorable vintage cost, and timing of wine club shipments compared to the same quarter of 2020.

Other includes a gross profit on bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales. Other gross profit increased $1.0 million, or 135% in the current quarter as compared to the same quarter in 2020 and is primarily driven by lower inventory write-downs, receipt of insurance proceeds for smoke taint affected inventory, and higher non-wine sales.

Operating Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Sales and marketing	$3,750	$3,462	$288	8%
General and administrative	3,256	2,631	625	24%
Total operating expenses	$7,006	$6,093	$913	15%

Sales and marketing expenses increased $0.3 million, or 8%, in the current quarter as compared to the same quarter in 2020. The increase was primarily driven by higher advertising and promotional expenses, commissions, and travel costs in line with higher sales activities and lifting of COVID-19 containment measures when compared to the same quarter in 2020.

General and administrative expenses increased $0.6 million, or 24%, in the current quarter as compared to the same quarter in 2020 primarily due to costs related to the amended 2019 Annual Report on Form 10-K and amended 2020 Quarterly Reports on Form 10-Q, increased accrued bonuses related to current year performance, and increased professional services compared to the same quarter in 2020.

Other (Expense) Income

	Three Months Ended June 30,
(in thousands, except percentages)	2021	2020	Change	% change
Interest expense, net	$(181)	$(114)	$(67)	(59)%
Gain on extinguishment of debt	3,863	—	3,863	100%
Other income, net	208	119	89	75%
Total other income, net	$3,890	$5	$3,885	77,700%

Interest expense, net, increased $0.1 million, or 59%, in the current quarter compared to the same quarter in 2020. The increase was primarily driven by lower patronage dividend payment received in the current quarter partially offset by lower interest expense on declining principal balances on the 2015 and 2017 Term Loans.

Gain on extinguishment of debt was recognized for $3.9 million in the current quarter. The gain on extinguishment of debt was related to the PPP loan forgiveness approved by the SBA on June 14, 2021.

Other income, net, increased $0.1 million, or 75%, in the current quarter compared to the same quarter in 2020. The increase was primarily driven by a gain on lease modification recognized upon the Company’s successful negotiations with the lessor for an early termination agreement of the leased office space previously used as the Company’s corporate headquarters. The increase was partially offset by lower investments interest income received compared to the same quarter in 2020.
Income Tax Benefit

The Company’s effective tax rates for the three months ended June 30, 2021 and 2020 were (9.4)% and 26.2%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended June 30, 2021 was primarily attributable to income exclusion of PPP loan forgiveness for federal income taxes, state income taxes and other permanent items.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net Sales

	Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Wholesale	$17,917	$15,567	$2,350	15%
Direct to Consumer	12,602	11,274	1,328	12%
Other	1,453	1,214	239	20%
Total net sales	$31,972	$28,055	$3,917	14%

Wholesale net sales increased $2.4 million, or 15%, in the current six month period as compared to the same period in 2020. The increase was primarily driven by an increase in domestic wine sales compared to the same period in 2020. The increase in domestic wine sales was driven by increased rate of sales of our core wines, new distribution in Off-Premise locations, and continued recovery from lower On-Premise sales in the prior year period as a result of the reopening of restaurants, bars, and other hospitality locations in the current period.

Direct to Consumer net sales increased $1.3 million, or 12%, in the current six month period as compared to the same period in 2020. The increase was primarily driven by higher sales in the tasting rooms and Ecommerce compared to the same period in 2020. With lifting COVID-19 containment measures beginning in late January of this year, all of the Company's tasting rooms were opened for visitations for the majority of the current six month period. There was a significant increase in visitors to our tasting rooms in the current six month period compared to the same period in 2020, where the tasting rooms were negatively impacted by temporary closures and operating limitations.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales, increased $0.2 million, or 20%, in the current six month period as compared to the same period in 2020. The increase was primarily driven by a higher price of bulk wine sold, and higher event fees and non-wine retail sales due to the comparative impact of COVID-19 on tasting rooms’ operations for each of the respective periods (as discussed above in the Direct to Consumer section) as compared to the same period in 2020.

Gross Profit

	Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Wholesale	$6,764	$4,634	$2,130	46%
Wholesale gross margin percentage	38%	30%
Direct to Consumer	7,811	6,803	1,008	15%
Direct to Consumer gross margin percentage	62%	60%
Other	(594)	(1,130)	536	47%
Total gross profit	$13,981	$10,307	$3,674	36%
Total gross margin percentage	44%	37%

Wholesale gross profit increased $2.1 million, or 46%, in the current six month period as compared to the same period in 2020 primarily driven by an overall increase in wine sales, a significant reduction of close out sales in the current period as inventory realignment initiatives were completed, a shift in sales mix towards wines with a more favorable vintage cost, and lower price support. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 798 basis points in the current period compared to the same period in 2020 primarily driven by a significant reduction of close out sales in the current period, a shift in sales mix towards wines with a more profitable vintage, and lower price support.

Direct to Consumer gross profit increased $1.0 million, or 15%, in the current six month period as compared to the same period in 2020. The increase was as a result of higher Direct to Consumer sales compared to the same period in 2020 as discussed above under Net Sales. Direct to Consumer gross margin percentage increased 164 basis points in the current period compared to the same period in 2020 primarily driven by a shift in sales channel mix from increased tasting rooms sales and a shift in sales mix towards wines with a more favorable vintage cost.

Other includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales. Other gross loss decreased $0.5 million, or 47% in the current six month period as compared to the same period in 2020 and the decrease in gross loss is primarily driven by improved margins on bulk wine sales, insurance proceeds for smoke taint affected inventory, and higher non-wine retail sales.

Operating Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Sales and marketing	$6,795	$7,413	$(618)	(8)%
General and administrative	6,714	5,713	1,001	18%
Total operating expenses	$13,509	$13,126	$383	3%

Sales and marketing expenses decreased $0.6 million, or 8%, in the current six month period as compared to the same period in 2020. The decrease was primarily driven by reduced compensation as a result of the 2020 Restructuring Program and decreased travel costs related to COVID-19, partially offset by increased advertising and promotional expenses compared to the same period in 2020.

General and administrative expenses increased $1.0 million, or 18%, in the current six month period as compared to the same period in 2020 primarily due to costs related to the amended 2019 Annual Report on Form 10-K and amended 2020 Quarterly Reports on Form 10-Q, increased accrued bonuses related to current year performance, and increased professional services partially offset by temporarily and voluntarily reduced Board of Directors fees compared to the same period in 2020.

Other (Expense) Income

	Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	Change	% change
Interest expense, net	$(431)	$(437)	$6	1%
Gain on extinguishment of debt	3,863	—	3,863	100%
Other income, net	258	286	(28)	(10)%
Total other income (expense), net	$3,690	$(151)	$3,841	2,544%

Interest expense, net, was flat in the current six month period as compared to the same period in 2020.

Gain on extinguishment of debt was recognized for $3.9 million in the current six month period. The gain on extinguishment of debt was related to the PPP loan forgiveness approved by the SBA on June 14, 2021.

Other income, net, was flat in the current six month period as compared to the same period in 2020.
Income Tax Benefit

The Company’s effective tax rates for the six months ended June 30, 2021 and 2020 were (17.0)% and 30.8%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the six months ended June 30, 2021 was primarily attributable to income exclusion of PPP loan forgiveness for federal income taxes, state income taxes and other permanent items.

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

In response to the current macro-economic environment, we protected our financial position and liquidity as evidenced by the following items: we managed our operating expenses closely and limited discretionary spending; reduced and/or deferred capital projects where prudent; actively managed our working capital, including supporting our business partners most impacted by the pandemic through extended terms and closely monitoring our customers’ solvency and our ability to collect from them; and delayed plans for a share repurchase program to preserve liquidity. As a result, we believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, as well as our borrowing arrangements, will be sufficient to meet our presently anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months.

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

Term Loans

Term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2021, $12.5 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (the “DCV Borrower” and, individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with the Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2021, $8.1 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to shareholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. Borrower was in compliance with all debt covenants as of June 30, 2021.

(iii) On April 22, 2020, Crimson entered into an unsecured term loan agreement (the “2020 PPP Term Loan”) with Lender for an aggregate principal amount of $3.8 million pursuant to a new loan program through the SBA as the result of the PPP established by the CARES Act and amended by the Paycheck Protection Program Flexibility Act of 2020. The Company requested loan forgiveness in April 2021 and on June 14, 2021, the forgiveness application to the SBA was approved for the full principal amount including interest. The SBA has remitted payment to the lender and the Company has been legally released from the loan agreement. In June 2021, the Company recorded a gain on extinguishment of debt for approximately $3.9 million, which includes both the full principal and interest amounts.

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2021 and 2020 (in thousands):

Cash provided by (used in):	2021	2020
Operating activities	$9,433	$4,266
Investing activities	(2,376)	645
Financing activities	(6,525)	2,965

Cash provided by operating activities

Net cash provided by operating activities was $9.4 million for the six months ended June 30, 2021, consisting primarily of $4.9 million of net income adjusted for non-cash items and $4.5 million net cash inflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of $3.9 million gain on extinguishment of debt, offset by $3.9 million primarily consisting of depreciation, amortization, and loss on the write-down of inventory. The change in operating assets and liabilities was primarily due to a decrease in inventory, accounts receivable, and other current assets and increase in customer deposits and other payables, partially offset by a decrease in accounts payable and accrued liabilities and other non-current liabilities.

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

Cash (used in) provided by investing activities

Net cash used in investing activities was $2.4 million for the six months ended June 30, 2021, consisting primarily of the net purchases of available for sale investments of $1.2 million and capital expenditures of $1.3 million, partially offset by proceeds from sale of the fallow apple orchards in Umatilla County, Oregon totaling $0.1 million which represents only the down payment with the remaining balance of $0.5 million to be financed by the Company.

Net cash provided by investing activities was $0.6 million for the six months ended June 30, 2020, consisting primarily of proceeds from the sale of land in Klickitat County, Washington totaling $1.9 million and the net redemptions of available for sale investments of $0.3 million, partially offset by capital expenditures of $1.5 million.

Cash (used in) provided by financing activities

Net cash used in financing activities for the six months ended June 30, 2021 was $6.5 million, consisting primarily of the repurchase of shares of our common stock at an aggregate purchase price of $6.2 million and the principal payments on our 2015 and 2017 Term Loans of $0.3 million.

Net cash provided by financing activities for the six months ended June 30, 2020 was $3.0 million, consisting primarily of proceeds of the 2020 PPP Term Loan totaling $3.8 million, partially offset by principal payments on our 2015 and 2017 Term Loans of $0.9 million.

Share Repurchases

On May 24, 2021, with the unanimous written consent of the Board of Directors, the Company repurchased an aggregate of 719,291 shares of its common stock at a purchase price of $8.65 per share for an aggregate purchase price of approximately $6.2 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2020 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 due to the material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

The Company previously determined that it did not have adequate controls in place to monitor and associate the cost of bulk wine inventory with quantity or gallons on hand. As a result, the cost related to certain bulk wine inventory was not properly transferred to bulk and bottled inventory accounts that would subsequently be relieved through sales transactions. This material weakness resulted in the restatement of our 2019 Annual Report on Form 10-K and 2020 Quarterly Reports on Form 10-Q. It should be noted that the custody and recordkeeping of physical inventory have always been properly maintained through physical inventory counts and the restatement error is strictly related to the cost component.

Remediation of the Material Weakness

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

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described in the Remediation of the Material Weakness section above, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 24, 2021, the Company's Board of Directors approved a one-time share repurchase. Share repurchase activity approved by the Board of Directors on a trade date basis for the three months ended June 30, 2021 was as follows:

Fiscal Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2021	—		—	—	—
May 1-31, 2021	719,291	(1)	$8.65	—	—
June 1-30, 2021	—		—	—	—
Total	719,291
__________________________________________
(1) On May 24, 2021, the Company repurchased an aggregate of 719,291 shares of its common stock at a purchase price of $8.65 per share for an aggregate purchase price of approximately $6.2 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
10.1**	Form of Notice of Grant of Nonqualified Stock Options and Nonqualified Stock Option Award Agreement under the Crimson Group, Ltd. 2013 Omnibus Incentive Plan
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Loss; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.
104**	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

* Incorporated by reference
** Filed/furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	August 5, 2021	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer