Form 10-Q
period 2021-09-30
Crimson Wine Group, Ltd
filed 2021-11-04
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

On November 1, 2021 there were 22,524,185 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$31,381	$29,314
Investments available for sale	10,748	8,507
Accounts receivable, net	8,547	7,906
Inventory	55,539	57,554
Other current assets	1,859	2,349
Assets held for sale	—	555
Total current assets	108,074	106,185
Property and equipment, net	111,406	113,683
Goodwill	1,262	1,262
Intangible and other non-current assets, net	8,654	9,238
Total non-current assets	121,322	124,183
Total assets	$229,396	$230,368
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$13,487	$9,419
Customer deposits	1,305	270
Current portion of long-term debt, net of unamortized loan fees	1,127	3,388
Total current liabilities	15,919	13,077
Long-term debt, net of current portion and unamortized loan fees	19,081	21,201
Deferred tax liability, net	870	477
Other non-current liabilities	9	93
Total non-current liabilities	19,960	21,771
Total liabilities	35,879	34,848
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 22,524,185 and 23,243,476 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	225	232
Additional paid-in capital	277,639	277,550
Accumulated other comprehensive income	6	13
Accumulated deficit	(84,353)	(82,275)
Total stockholders’ equity	193,517	195,520
Total liabilities and stockholders’ equity	$229,396	$230,368

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$17,137	$15,867	$49,109	$43,922
Cost of sales	9,557	11,411	27,548	29,159
Gross profit	7,580	4,456	21,561	14,763
Operating expenses:
Sales and marketing	3,875	3,316	10,670	10,729
General and administrative	3,081	2,602	9,795	8,315
Total operating expenses	6,956	5,918	20,465	19,044
Net loss (gain) on disposal of property and equipment	11	(40)	(16)	137
Restructuring costs	—	114	—	1,424
Income (loss) from operations	613	(1,536)	1,112	(5,842)
Other (expense) income:
Interest expense, net	(292)	(328)	(723)	(765)
Gain on extinguishment of debt	—	—	3,863	—
Other income, net	47	109	305	395
Total other (expense) income, net	(245)	(219)	3,445	(370)
Income (loss) before income taxes	368	(1,755)	4,557	(6,212)
Income tax provision (benefit)	84	(459)	402	(1,831)
Net income (loss)	$284	$(1,296)	$4,155	$(4,381)
Basic weighted-average shares outstanding	22,524	23,243	22,901	23,243
Fully diluted weighted-average shares outstanding	22,834	23,243	23,064	23,243
Basic and fully diluted earnings (loss) per share	$0.01	$(0.06)	$0.18	$(0.19)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$284	$(1,296)	$4,155	$(4,381)
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on investments arising during the period, net of tax	(1)	(16)	(7)	13
Comprehensive income (loss)	$283	$(1,312)	$4,148	$(4,368)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Net cash flows from operating activities:
Net income (loss)	$4,155	$(4,381)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization of property and equipment	4,810	5,376
Amortization of intangible assets	965	965
Loss on write-down of inventory	901	2,717
Provision for doubtful accounts	—	98
Net (gain) loss on disposal of property and equipment	(16)	137
Restructuring charges	—	1,424
Provision (benefit) for deferred income taxes	395	(88)
Stock-based compensation	89	21
Gain on extinguishment of debt	(3,863)	—
Net change in operating assets and liabilities:
Accounts receivable	(641)	3,759
Inventory	1,114	769
Other current assets	611	(1,977)
Other non-current assets	(30)	136
Accounts payable and accrued liabilities	3,792	(535)
Customer deposits	1,044	894
Other non-current liabilities	(84)	(115)
Net cash provided by operating activities	13,242	9,200
Net cash flows from investing activities:
Purchase of investments available for sale	(9,250)	(7,250)
Redemptions of investments available for sale	7,000	8,500
Acquisition of property and equipment	(2,310)	(2,582)
Proceeds from disposals of property and equipment	195	1,940
Net cash (used in) provided by investing activities	(4,365)	608
Net cash flows from financing activities:
Proceeds from PPP term loan	—	3,820
Principal payments on long-term debt	(570)	(1,140)
Repurchase of common stock	(6,240)	—
Net cash (used in) provided by financing activities	(6,810)	2,680
Net increase in cash and cash equivalents	2,067	12,488
Cash and cash equivalents - beginning of period	29,314	12,986
Cash and cash equivalents - end of period	$31,381	$25,474
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$624	$1,242
Income tax payments, net	$—	$—
Non-cash investing and financing activity:
Unrealized holding (losses) gains on investments, net of tax	$(7)	$13
Acquisition of property and equipment accrued but not yet paid	$302	$200
PPP loan and accrued interest forgiven by the SBA	$3,863	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Three Months Ended September 30, 2021
Balance, June 30, 2021	22,524,185	$225	$277,564	$7	$(84,637)	$193,159
Net income	—	—	—	—	284	284
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	75	—	—	75
Balance, September 30, 2021	22,524,185	$225	$277,639	$6	$(84,353)	$193,517
Three Months Ended September 30, 2020
Balance, June 30, 2020	23,243,476	$232	$277,536	$41	$(78,952)	$198,857
Net loss	—	—	—	—	(1,296)	(1,296)
Other comprehensive loss	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	7	—	—	7
Balance, September 30, 2020	23,243,476	$232	$277,543	$25	$(80,248)	$197,552
Nine Months Ended September 30, 2021
Balance, December 31, 2020	23,243,476	$232	$277,550	$13	$(82,275)	$195,520
Net income	—	—	—	—	4,155	4,155
Other comprehensive loss	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	89	—	—	89
Repurchase of common stock	(719,291)	(7)	—	—	(6,233)	(6,240)
Balance, September 30, 2021	22,524,185	$225	$277,639	$6	$(84,353)	$193,517
Nine Months Ended September 30, 2020
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(75,867)	$201,899
Net loss	—	—	—	—	(4,381)	(4,381)
Other comprehensive income	—	—	—	13	—	13
Stock-based compensation	—	—	21	—	—	21
Balance, September 30, 2020	23,243,476	$232	$277,543	$25	$(80,248)	$197,552

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

Revision of Prior Period Financial Statements

In connection with the preparation of the Company’s unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2021, the Company became aware of a miscalculation of the income tax provision for the three months ended June 30, 2021. The miscalculation was an isolated incident related to the determination of the tax impact of the PPP loan forgiveness. In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the related impact of the error was not material to the prior period financial statements for the three and six months ended June 30, 2021, but that correcting for the error as an out-of-period adjustment in the three months ended September 30, 2021 would be significant to the results of operations for the current quarter. Therefore, the prior period unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2021 have been revised to correct for the impact of this item. A summary of revisions to previously reported financial statements is presented in Note 16, “Revision of Prior Period Financial Statements.”

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2021. See Note 2 of the 2020 Report for a description of the Company’s significant accounting policies.

Reclassifications

Certain reclassifications have been made to balance sheet footnotes of prior period unaudited interim condensed consolidated financial statements to conform to current period presentation. The reclassifications had no impact on previously reported net loss, equity or cash flows.

Recent Accounting Pronouncements

Subsequent to the filing of the 2020 Report, there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements. The following table provides a description of accounting pronouncements that were adopted during the nine months ended September 30, 2021:

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

The Company provides custom winemaking services at Double Canyon and Chamisal’s winemaking facilities. Custom winemaking services are made under contracts with customers which include specific protocols, pricing, and payment terms and generally have a duration of less than one year. The customer retains title and control of the wine during the winemaking process. The Company recognizes revenue when contract specific performance obligations are met.

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

Refer to Note 13, “Business Segment Information,” for revenue by sales channel amounts for the three and nine months ended September 30, 2021 and 2020.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its condensed consolidated balance sheets, and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2021 and 2020 years consisted primarily of wine club revenue, grape and bulk sales and event fees. Changes in the contract liability balance during the nine-month periods ended September 30, 2021 and 2020, were not materially impacted by any other factors.

The outstanding contract liability balances were $0.3 million at December 31, 2020 and $1.3 million at September 30, 2021. Of the amounts included in the opening contract liability balances at the beginning of each year, approximately $0.2 million was recognized as revenue during both the nine months ended September 30, 2021 and 2020.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectible based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million at both September 30, 2021 and December 31, 2020.

3.Notes Receivable

Notes receivable consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Notes receivable, current (1)	$134	$—
Notes receivable, non-current (2)	411	—
Total	$545	$—
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

4.Restructuring

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, changes in sales, marketing, and Direct to Consumer organizational structure, and transitioning of information technology services and export fulfillment to outsourced support models. Restructuring charges of $1.4 million were incurred in the nine months ended September 30, 2020. As of September 30, 2020, the 2020 Restructuring Program was completed with restructuring charges totaling $1.4 million, consisting of $1.1 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities.

The Company paid less than $0.2 million in previously accrued employee related restructuring activities during the nine months ended September 30, 2021. The liability related to restructuring activities was less than $0.2 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively.

A roll forward of the liability recognized related to restructuring activities as of September 30, 2021 is as follows (in thousands):

	Balance at December 31, 2020	Additions	Payments	Balance at September 30, 2021
Employee related restructuring activity	$309	$—	$(155)	$154

5.Inventory

A summary of inventory at September 30, 2021 and December 31, 2020 is as follows (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$30,425	$34,970
In-process goods	23,852	21,498
Packaging and bottling supplies	1,262	1,086
Total inventory	$55,539	$57,554

Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $0.9 million and $2.7 million were recorded during the nine months ended September 30, 2021 and 2020, respectively. The Company’s inventory balances are presented net of inventory reserves of $2.7 million and $4.4 million at September 30, 2021 and December 31, 2020, respectively.

6.Property and Equipment

A summary of property and equipment at September 30, 2021 and December 31, 2020, and depreciation and amortization for the three and nine months ended September 30, 2021 and 2020, is as follows (in thousands):

	Depreciable Lives
	(in years)	September 30, 2021	December 31, 2020
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	59,441	59,265
Winery and vineyard equipment	3-25	34,052	35,350
Vineyards and improvements	7-25	35,375	33,651
Caves	20-40	5,639	5,639
Vineyards under development	N/A	991	2,565
Construction in progress	N/A	3,519	2,169
Total		183,929	183,551
Accumulated depreciation and amortization		(72,523)	(69,868)
Total property and equipment, net		$111,406	$113,683

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization:	2021	2020	2021	2020
Capitalized into inventory	$1,169	$1,349	$3,604	$4,125
Expensed to general and administrative	401	397	1,206	1,251
Total depreciation and amortization	$1,570	$1,746	$4,810	$5,376

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

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

September 30, 2021	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$10,750	$10,750	$—	$(2)	$—	$10,748	$10,748
December 31, 2020	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$8,500	$8,500	$7	$—	$—	$8,507	$8,507

Gross unrealized losses on available for sale securities were less than $0.1 million as of September 30, 2021. The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of September 30, 2021 and December 31, 2020, other than the assets, including assets held for sale, impaired in the respective periods, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of September 30, 2021, the Company has estimated the fair value of its outstanding debt to be approximately $22.8 million compared to its carrying value of $20.3 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of September 30, 2021 of 4.35% and 4.21% for the 2015 Term Loan and 2017 Term Loan, respectively, as further discussed in Note 10, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

8.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at September 30, 2021 and December 31, 2020, and amortization expense for the three and nine months ended September 30, 2021 and 2020, is as follows (in thousands):

		September 30, 2021			December 31, 2020
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$10,827	$7,173	$18,000	$10,030	$7,970
Distributor relationships	10-14	2,700	1,976	724	2,700	1,829	871
Legacy permits	14	250	184	66	250	171	79
Trademark	20	200	131	69	200	123	77
Total		$21,150	$13,118	$8,032	$21,150	$12,153	$8,997
Other non-current assets				622			241
Total intangible and other non-current assets, net				$8,654			$9,238

				Three Months Ended September 30,		Nine Months Ended September 30,
Amortization expense				2021	2020	2021	2020
Total amortization expense				$322	$322	$965	$965

The estimated aggregate future amortization of intangible assets as of September 30, 2021 is identified below (in thousands):

Amortization
Remainder of 2021	$321
2022	1,286
2023	1,286
2024	1,286
2025	1,168
Thereafter	2,685
Total	$8,032

9.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable and accrued grape liabilities	$7,506	$3,956
Accrued compensation related expenses	2,917	1,422
Sales and marketing	593	575
Acquisition of property and equipment	342	35
Accrued interest	269	26
Depletion allowance	1,078	1,514
Production and farming	162	1,188
Operating lease liability, current	—	161
Other accrued expenses	620	542
Total accounts payable and accrued liabilities	$13,487	$9,419

10.Debt

A summary of debt at September 30, 2021 and December 31, 2020 is as follows (in thousands):

	September 30, 2021	December 31, 2020
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	12,320	12,640
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	8,000	8,250
Unsecured Term Loan Agreement due 2022, with an interest rate of 1.00% (4)	—	3,820
Unamortized loan fees	(112)	(121)
Total debt	20,208	24,589
Less current portion of long-term debt	1,127	3,388
Long-term debt due after one year, net	$19,081	$21,201
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified debt service coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of September 30, 2021.

A summary of debt maturities as of September 30, 2021 is as follows (in thousands):

Principal due the remainder of 2021	$285
Principal due in 2022	1,140
Principal due in 2023	1,140
Principal due in 2024	1,140
Principal due in 2025	1,140
Principal due thereafter	15,475
Total	$20,320

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

In December 2019, under the Company’s 2013 Omnibus Incentive Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for an additional 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options will vest in four equal increments on each of January 4, 2022, January 4, 2023, January 4, 2024 and January 4, 2025, and the options will expire seven years from the date of grant. The exercise price for the options was the closing price on the date of grant.

Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model, with the following assumptions and values:

	December 2019 Grants	July 2021 Grants
Expected term	5.00 years	4.75 years
Expected dividend yield	—%	—%
Risk-free interest rate	1.6%	0.76%
Expected stock price volatility	22%	31%
Stock price	$6.90	$8.88
Grant date fair value	$141,000	$575,000

As of September 30, 2021, options in respect of all 322,000 shares remained outstanding with no additional grants or stock activities related to vesting, exercises or expirations during the quarter. The share-based compensation expense for these grants is based on the grant date fair value, which will be recorded over the vesting period. For the three and nine months ended September 30, 2021, $75,000 and $89,000 was recorded as share-based compensation expense, respectively. For the three and nine months ended September 30, 2020, $7,000 and $21,000 were recorded as share-based compensation expense, respectively. Share-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations.

12.Income Taxes
Consolidated income tax benefits for the three and nine months ended September 30, 2021 and 2020 were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2021 and 2020, respectively.

The Company’s effective tax rates for the three months ended September 30, 2021 and 2020 were 23.0% and 26.2%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended September 30, 2021 was primarily attributable to state income taxes and other permanent items. The Company’s effective tax rates for the nine months ended September 30, 2021 and 2020 were 8.8% and 29.5%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the nine months ended September 30, 2021 was primarily attributable to income exclusion of PPP loan forgiveness for federal income taxes, state income taxes and other permanent items.

The Company does not have any amounts in its condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions as of September 30, 2021.

13.Business Segment Information

The Company has identified two operating segments, Wholesale net sales and Direct to Consumer net sales, which are reportable segments for financial statement reporting purposes, based upon their different distribution channels, margins and selling strategies. Wholesale net sales include all sales through a third party where prices are given at a wholesale rate, whereas Direct to Consumer net sales include retail sales in tasting rooms, remote sites and on-site events, wine club sales, direct phone sales, Ecommerce sales, and other sales made directly to the consumer without the use of an intermediary.

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees and non-wine retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.  Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$9,149	$8,772	$6,689	$6,243	$1,299	$852	$17,137	$15,867
Cost of sales	5,901	5,727	2,342	2,339	1,314	3,345	9,557	11,411
Gross profit (loss)	3,248	3,045	4,347	3,904	(15)	(2,493)	7,580	4,456
Operating expenses:
Sales and marketing	1,447	1,252	1,688	1,425	740	639	3,875	3,316
General and administrative	—	—	—	—	3,081	2,602	3,081	2,602
Total operating expenses	1,447	1,252	1,688	1,425	3,821	3,241	6,956	5,918
Net loss (gain) on disposal of property and equipment	—	—	6	—	5	(40)	11	(40)
Restructuring costs	—	—	—	—	—	114	—	114
Income (loss) from operations	$1,801	$1,793	$2,653	$2,479	$(3,841)	$(5,808)	$613	$(1,536)

	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$27,066	$24,339	$19,291	$17,517	$2,752	$2,066	$49,109	$43,922
Cost of sales	17,054	16,660	7,133	6,810	3,361	5,689	27,548	29,159
Gross profit (loss)	10,012	7,679	12,158	10,707	(609)	(3,623)	21,561	14,763
Operating expenses:
Sales and marketing	3,711	3,930	4,542	4,494	2,417	2,305	10,670	10,729
General and administrative	—	—	—	—	9,795	8,315	9,795	8,315
Total operating expenses	3,711	3,930	4,542	4,494	12,212	10,620	20,465	19,044
Net loss (gain) on disposal of property and equipment	—	—	6	—	(22)	137	(16)	137
Restructuring costs	—	—	—	—	—	1,424	—	1,424
Income (loss) from operations	$6,301	$3,749	$7,610	$6,213	$(12,799)	$(15,804)	$1,112	$(5,842)

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

During the fourth quarter of 2020, the Company completed the relocation of its administrative offices from the leased location at 2700 Napa Valley Corporate Drive, Suite B, Napa, California 94558 to its wholly-owned winery, Pine Ridge Vineyards, located at 5901 Silverado Trail, Napa, California 94558. As a result, the Company recorded a full impairment of the carrying value of the associated right-of-use lease asset component as of December 31, 2020. On May 6, 2021, the Company reached an agreement with the lessor for an early lease termination. The terms of the agreement required the Company to continue to make lease payments through July 31, 2021. As this agreement represented a lease modification, the Company remeasured the lease liabilities based on the revised terms and recorded a gain on lease modification. The gain on lease modification was recorded to other income (expense), net in the unaudited interim condensed consolidated statements of operations. The Company exercised its option to terminate the lease agreement as of July 31, 2021 with a written notice to the lessor. With July's lease payment representing the final payment, as of September 30, 2021, the Company has settled all obligations related to its office lease.

Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2021	December 31, 2020
Liabilities:
Accounts payable and accrued liabilities	$—	$161
Other non-current liabilities	—	94
Total operating lease liabilities	$—	$255

Weighted Average Remaining Lease Term
Operating leases	—	1.50 years
Weighted Average Discount Rate
Operating leases	—	5.22%

Base rent expense was less than $0.1 million for both the three and nine months ended September 30, 2021. Base rent expense was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively. Of the base rent expense for each of the nine months ended September 30, 2021 and 2020, approximately $0.1 million and $0.2 million, respectively, relate to each of the lease liability referred to in this footnote. Cash paid for amounts included in the measurement of operating lease liabilities as part of operating cash flows was approximately $0.1 million and $0.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

In August and September 2020, a series of major wildfires broke out in regions across the Western United States, including Napa and Sonoma counties in California, as well as Umatilla and Yamhill Counties in Oregon, where the Company has Direct to Consumer tasting rooms, farming operations, and wine-making facilities. Operations at some of the Company’s properties were impacted by smoke which caused damage to grapes in the vineyard properties and traffic reduction at the Company’s tasting rooms. In order to assess grape inventory losses, the Company sent grape samples to independent testing labs for evaluations. During 2020, the Company recognized $3.5 million in inventory losses for the 2020 vintage. The Company was selective in its evaluations of grape inventory for smoke taint damages in order to maintain its high standards for quality of wine. Some of the inventory losses and smoke damage to grapes are partially covered under existing crop insurance policies for which the Company currently has open claims pending. In June and September 2021, the Company settled and recognized $0.2 million and $0.1 million, respectively, from crop insurance proceeds related to loss claims for the 2020 wildfires and recorded the proceeds as an offset against inventory losses, which are reductions to cost of sales. Although the Company anticipates additional settlements for insurance proceeds from the Company’s insurance policies, these amounts cannot be reasonably estimated at this time.

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

On March 16, 2020, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. Following months of closures, each of the aforementioned states issued reopening guidelines and metrics that counties must achieve prior to businesses reopening. After remaining closed for nearly all of the second quarter and complying with reopening guidelines, the Company’s tasting rooms reopened during June 2020 in limited capacity and operating hours, and with additional safety measures in place. In the first several weeks of July 2020, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. In late July 2020, the State of Washington required the shutdown of wineries, regardless of whether food is served. During this period, while the State of Oregon allowed indoor wine tastings with noted restrictions, the Company’s Oregon-based tasting room, Archery Summit, operated almost entirely outdoors. Although outdoor operations were allowed to resume in August, COVID-19 containment measures and the 2020 wildfires limited the amount of traffic at the Company’s tasting rooms. In mid-November 2020, further government restrictions and shutdown orders were issued for the State of Oregon with California and Washington following suit in December 2020, resulting in either shutdowns or outdoor-only tastings for all of the Company’s tasting rooms. All of the Company’s tasting rooms were allowed to reopen in late January 2021 with varying impacts created by guidelines, restrictions, and tiered structures of each respective state the Company's tasting rooms operate in. The intermittent updates for each state and county caused operating capacity at each tasting room to fluctuate throughout the first nine months of 2021. Although capacity restrictions within the Company's tasting rooms were lifted in the second half of June, the Company continues to maintain a set of operating guidelines to protect the safety of all employees and guests, which may affect capacity and will vary based on estate experience and parameters.

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

15.Subsequent Events

None.

16.Revision of Prior Period Financial Statements

The Company revised prior period financial statements for an error related to the calculation of the income tax provision for the three months ended June 30, 2021 (see Note 1, “Background and Basis of Presentation,” for additional information). A summary of revisions to the Company's previously reported financial statements is presented below (in thousands, except per share data).

Revised Consolidated Balance Sheet

	June 30, 2021
	As previously reported	Adjustment	As revised
Intangible and other non-current assets, net	$9,236	$(241)	$8,995
Total assets	222,452	(241)	222,211
Deferred tax liability, net	—	789	789
Total liabilities	28,263	789	29,052
Accumulated deficit	(83,607)	(1,030)	(84,637)
Total stockholders’ equity	194,189	(1,030)	193,159
Total liabilities and stockholders’ equity	$222,452	$(241)	$222,211

Revised Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30, 2021
	As previously reported	Adjustment	As revised
Income (loss) before income taxes	$5,255	$—	$5,255
Income tax (benefit) provision	(493)	1,030	537
Net income (loss)	5,748	(1,030)	4,718
Basic earnings (loss) per share	0.25	(0.04)	0.21
Fully diluted earnings (loss) per share	0.25	(0.05)	0.20
Comprehensive income (loss)	$5,747	$(1,030)	$4,717

	Six Months Ended June 30, 2021
	As previously reported	Adjustment	As revised
Income (loss) before income taxes	$4,189	$—	$4,189
Income tax (benefit) provision	(712)	1,030	318
Net income (loss)	4,901	(1,030)	3,871
Basic earnings (loss) per share	0.21	(0.04)	0.17
Fully diluted earnings (loss) per share	0.21	(0.04)	0.17
Comprehensive income (loss)	$4,895	$(1,030)	$3,865

Revised Consolidated Statement of Cash Flow

	Six Months Ended June 30, 2021
	As previously reported	Adjustment	As revised
Operating Activities:
Net income (loss)	$4,901	$(1,030)	$3,871
(Benefit) provision for deferred income tax	(716)	1,030	314
Net cash provided by operating activities	$9,433	$—	$9,433

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

Quantities or results referred to as “current quarter” and “current three and nine-month period” refer to the three and nine months ended September 30, 2021.

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

As of September 30, 2021, wine inventory includes approximately 0.7 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

On March 16, 2020, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. Following months of closures, each of the aforementioned states issued reopening guidelines and metrics that counties must achieve prior to businesses reopening. After remaining closed for nearly all of the second quarter and complying with reopening guidelines, the Company’s tasting rooms reopened during June 2020 in limited capacity and operating hours, and with additional safety measures in place. In the first several weeks of July 2020, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. In late July 2020, the State of Washington required the shutdown of wineries, regardless of whether food is served. During this period, while the State of Oregon allowed indoor wine tastings with noted restrictions, the Company’s Oregon-based tasting room, Archery Summit, operated almost entirely outdoors. Although outdoor operations were allowed to resume in August, COVID-19 containment measures and the 2020 wildfires limited the amount of traffic at the Company’s tasting rooms. In mid-November 2020, further government restrictions and shutdown orders were issued for the State of Oregon with California and Washington following suit in December 2020, resulting in either shutdowns or outdoor-only tastings for all of the Company’s tasting rooms. All of the Company’s tasting rooms were allowed to reopen in late January 2021 with varying impacts created by the guidelines, restrictions, and tiered structures of each respective state we operate in. The intermittent updates for each state and county caused operating capacity at each tasting room to fluctuate throughout the first nine months of 2021. Although capacity restrictions within the Company's tasting rooms were lifted in the second half of June, the Company continues to maintain a set of operating guidelines to protect the safety of all employees and guests, which may affect capacity and will vary based on estate experience and parameters.

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

The Company has experienced both reductions and increases in consumer demand in various channels due to the ongoing COVID-19 pandemic in the three and nine months ended September 30, 2021 and 2020.

Our Direct to Consumer segment includes retail sales in the tasting rooms, remote sites and on-site events, wine club net sales, direct phone sales, and other sales made directly to the consumer without the use of an intermediary. Tasting room sales have been negatively impacted during periods of closures and operating limitations. As restrictions were gradually lifted throughout the first nine months of 2021, the Company has seen a rebound in visitor counts to its tasting rooms. The Company also sells wine directly to consumers through Ecommerce sales. The Company’s Ecommerce operations have been favorably impacted through changes in consumer behavior and our opportunistic email campaigns and web offers to our customers.

Our Wholesale segment includes all sales through a third party where prices are given at a wholesale rate. The Company sells wine (through distributors and directly) to restaurants, bars, and other hospitality locations (“On-Premise”). Demand for wines at On-Premise locations has been reduced due to COVID-19 containment measures restricting consumers from visiting, as well as in many cases both the temporary and permanent closures of On-Premise venues. However, as restrictions continued to be lifted throughout the first nine months of 2021, demand for wines at On-Premise locations has started to rebound. The Company also sells wine (through distributors and directly) to supermarkets, grocery stores, liquor stores, and other chains, third-party Ecommerce and independent stores (“Off-Premise”). Demand for wines at Off-Premise locations has increased due to their classification as essential businesses that remain open during government-imposed closings and/or restrictions due to COVID-19. As On-Premise demand recovers, other than sales made through third-party Ecommerce, we have not observed a reversing trend in Off-Premise demand.

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

Restructuring

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, changes in sales, marketing, and Direct to Consumer organizational structure, and transitioning of information technology services and export fulfillment to outsourced support models. Restructuring charges of $1.4 million were incurred in the nine months ended September 30, 2020. As of September 30, 2020, the 2020 Restructuring Program was completed with restructuring charges totaling $1.4 million, consisting of $1.1 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net Sales

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Wholesale	$9,149	$8,772	$377	4%
Direct to Consumer	6,689	6,243	446	7%
Other	1,299	852	447	52%
Total net sales	$17,137	$15,867	$1,270	8%

Wholesale net sales increased $0.4 million, or 4%, in the current quarter as compared to the same quarter in 2020. The increase was primarily driven by increased export wine sales and domestic wine sales compared to the same quarter in 2020. The increase in export wine sales was driven by a rebound in shipments to Europe, which were negatively impacted by COVID-19 in 2020. The increase in domestic wine sales was driven by increased rate of sales of our core wines, timing of inventory fulfillment to distributors, and continued recovery in our On-Premise sales as a result of the reopening of restaurants, bars, and other hospitality locations in the current quarter.

Direct to Consumer net sales increased $0.4 million, or 7%, in the current quarter as compared to the same quarter in 2020. The increase was primarily driven by higher sales in the tasting rooms and wine clubs as compared to the same quarter in 2020. The increase was partially offset by lower Ecommerce sales in the current quarter. There was a significant increase in visitors to our tasting rooms in the current quarter compared to the same quarter in 2020, where our tasting rooms were negatively impacted by temporary closures and operating limitations. Sales for wine clubs increased in the current quarter driven by sales mix of higher average prices for wines sold. Ecommerce sales decreased in the current quarter as consumers shifted purchasing behaviors with the reopening of tasting rooms, retail and restaurants.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales, increased $0.4 million, or 52%, in the current quarter as compared to the same quarter in 2020. The increase was primarily driven by higher tasting and event fee revenues as we experienced higher traffic through our tasting rooms. The increase in traffic was primarily related to eased COVID-19 government restrictions and increased tourism in the current quarter as compared to the same quarter in 2020. Higher tasting fees were also driven by our strategy for premiumization of the tasting experience made possible through the appropriate investments in our tasting room redesigns and elevated wine tasting experiences.

Gross Profit

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Wholesale	$3,248	$3,045	$203	7%
Wholesale gross margin percentage	36%	35%
Direct to Consumer	4,347	3,904	443	11%
Direct to Consumer gross margin percentage	65%	63%
Other	(15)	(2,493)	2,478	99%
Total gross profit	$7,580	$4,456	$3,124	70%
Total gross margin percentage	44%	28%

Wholesale gross profit increased $0.2 million, or 7%, in the current quarter as compared to the same quarter in 2020 primarily driven by a shift in sales mix towards wines with a more favorable vintage cost and an overall increase in wine sales. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 79 basis points primarily driven by a shift in sales mix towards wines with a more profitable vintage compared to the same quarter in 2020.

Direct to Consumer gross profit increased $0.4 million, or 11%, in the current quarter as compared to the same quarter in 2020. The increase was a result of higher sales in the tasting rooms and wine clubs when compared to the same quarter in 2020. Direct to Consumer gross margin percentage increased 245 basis points in the current quarter compared to the same quarter in 2020. The increase was primarily driven by a shift in sales channel mix from increased tasting rooms sales, a shift in sales mix towards wines with a more favorable vintage cost, and higher average prices within the sales mix of wine club shipments compared to the same quarter of 2020.

“Other” includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales. Other gross loss decreased $2.5 million, or 99% in the current quarter as compared to the same quarter in 2020 and is primarily driven by lower write-downs of excess bulk wine inventory, non-recurring inventory write-downs related to the 2020 wildfires recognized in the same quarter in 2020, and higher tasting fee revenue due to increased traffic at tasting rooms.

Operating Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Sales and marketing	$3,875	$3,316	$559	17%
General and administrative	3,081	2,602	479	18%
Total operating expenses	$6,956	$5,918	$1,038	18%

Sales and marketing expenses increased $0.6 million, or 17%, in the current quarter as compared to the same quarter in 2020. The increase was primarily driven by increased bonus accruals, tasting room staff correlated with increased tasting room traffic and operating hours, and travel costs in line with higher sales activities and lifting of COVID-19 containment measures when compared to the same quarter in 2020.

General and administrative expenses increased $0.5 million, or 18%, in the current quarter as compared to the same quarter in 2020 primarily due to increased accrued bonuses related to current year performance and increased professional services, partially offset by savings from the corporate office relocation when compared to the same quarter in 2020.

Other (Expense) Income

	Three Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% change
Interest expense, net	$(292)	$(328)	$36	11%
Other income, net	47	109	(62)	(57)%
Total other expense, net	$(245)	$(219)	$(26)	(12)%

Interest expense, net, decreased less than $0.1 million, or 11%, in the current quarter compared to the same quarter in 2020. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 and 2017 Term Loans.

Other income, net, decreased $0.1 million, or 57%, in the current quarter compared to the same quarter in 2020. The decrease was primarily driven by non-recurring insurance proceeds received in the same quarter in 2020.
Income Tax Provision (Benefit)

The Company’s effective tax rates for the three months ended September 30, 2021 and 2020 were 23.0% and 26.2%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended September 30, 2021 was primarily attributable to state income taxes and other permanent items.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net Sales

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Wholesale	$27,066	$24,339	$2,727	11%
Direct to Consumer	19,291	17,517	1,774	10%
Other	2,752	2,066	686	33%
Total net sales	$49,109	$43,922	$5,187	12%

Wholesale net sales increased $2.7 million, or 11%, in the current nine month period as compared to the same period in 2020. The increase was primarily driven by an increase in domestic wine sales compared to the same period in 2020. The increase in domestic wine sales was driven by an increased rate of sales of our core wines, new distribution in Off-Premise locations, and continued recovery from lower On-Premise sales in the prior year period as a result of the reopening of restaurants, bars, and other hospitality locations in the current period. The increase in export wine sales was driven by a rebound in shipments to Europe, Asia and the Caribbean markets, which were the most impacted by COVID-19 in 2020.

Direct to Consumer net sales increased $1.8 million, or 10%, in the current nine month period as compared to the same period in 2020. The increase was primarily driven by higher sales across all channels, most notably in tasting room sales, compared to the same period in 2020. With lifting COVID-19 containment measures beginning in late January of this year, all of the Company's tasting rooms were opened for visitations for the majority of the current nine month period. There was a significant increase in visitors to our tasting rooms in the current nine month period compared to the same period in 2020, where the tasting rooms were negatively impacted by temporary closures and operating limitations.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales, increased $0.7 million, or 33%, in the current nine month period as compared to the same period in 2020. The increase was primarily driven by higher tasting fees and a higher volume of bulk grapes sold. Higher tasting fees were driven by increased visitations to the tasting rooms as the Company continues to recover from the height of COVID-19 containment measures in the 2020 period.

Gross Profit

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Wholesale	$10,012	$7,679	$2,333	30%
Wholesale gross margin percentage	37%	32%
Direct to Consumer	12,158	10,707	1,451	14%
Direct to Consumer gross margin percentage	63%	61%
Other	(609)	(3,623)	3,014	83%
Total gross profit	$21,561	$14,763	$6,798	46%
Total gross margin percentage	44%	34%

Wholesale gross profit increased $2.3 million, or 30%, in the current nine month period as compared to the same period in 2020 primarily driven by an overall increase in wine sales, a significant reduction of close out sales in the current period as inventory realignment initiatives were completed, and a shift in sales mix towards wines with a more favorable vintage cost. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 544 basis points in the current period compared to the same period in 2020 primarily driven by a significant reduction of close out sales in the current period and a shift in sales mix towards wines with a more profitable vintage.

Direct to Consumer gross profit increased $1.5 million, or 14%, in the current nine month period as compared to the same period in 2020. The increase was as a result of higher Direct to Consumer sales compared to the same period in 2020 as discussed above under Net Sales. Direct to Consumer gross margin percentage increased 190 basis points in the current period compared to the same period in 2020 primarily driven by a shift in sales channel mix from increased tasting rooms sales and a shift in sales mix towards wines with a more favorable vintage cost.

“Other” includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees and non-wine retail sales. Other gross loss decreased $3.0 million, or 83% in the current nine month period as compared to the same period in 2020 and the decrease in gross loss is primarily driven by lower write-downs of excess bulk wine inventory, non-recurring inventory write-downs related to the 2020 wildfires recognized in the same period in 2020, improved margins on bulk wine sales, higher tasting fee revenue due to increased traffic at tasting rooms, and insurance proceeds for smoke taint affected inventory from the 2020 vintage.

Operating Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Sales and marketing	$10,670	$10,729	$(59)	(1)%
General and administrative	9,795	8,315	1,480	18%
Total operating expenses	$20,465	$19,044	$1,421	7%

Sales and marketing expenses decreased slightly in the current nine month period as compared to the same period in 2020. The decrease was primarily driven by reduced compensation as a result of the 2020 Restructuring Program and lower professional services, offset by increased accrued bonuses related to current year performance and increased advertising and promotional expenses compared to the same period in 2020.

General and administrative expenses increased $1.5 million, or 18%, in the current nine month period as compared to the same period in 2020 primarily due to costs related to the amended 2019 Annual Report on Form 10-K and amended 2020 Quarterly Reports on Form 10-Q, increased accrued bonuses related to current year performance, and increased professional services, partially offset by savings from the corporate office relocation and temporarily and voluntarily reduced Board of Directors fees compared to the same period in 2020.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	Change	% change
Interest expense, net	$(723)	$(765)	$42	5%
Gain on extinguishment of debt	3,863	—	3,863	100%
Other income, net	305	395	(90)	(23)%
Total other income (expense), net	$3,445	$(370)	$3,815	1,031%

Interest expense, net, decreased less than $0.1 million, or 5%, in the current nine month period as compared to the same period in 2020. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 and 2017 Term Loans.

Gain on extinguishment of debt was recognized for $3.9 million in the current nine month period. The gain on extinguishment of debt was related to the PPP loan forgiveness approved by the SBA on June 14, 2021.

Other income, net, decreased $0.1 million, or 23%, in the current nine month period as compared to the same period in 2020. The decrease was primarily driven by lower investments interest income received and non-recurring insurance proceeds received in the prior period. The decrease was partially offset by a gain on lease modification recognized in the current period.
Income Tax Provision (Benefit)

The Company’s effective tax rates for the nine months ended September 30, 2021 and 2020 were 8.8% and 29.5%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the nine months ended September 30, 2021 was primarily attributable to income exclusion of PPP loan forgiveness for federal income taxes, state income taxes and other permanent items.

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

In response to the current macro-economic environment, we protected our financial position and liquidity as evidenced by the following items: we managed our operating expenses closely and limited discretionary spending; reduced and/or deferred capital projects where prudent; and actively managed our working capital, including supporting our business partners most impacted by the pandemic through extended terms and closely monitoring our customers’ solvency and our ability to collect from them. As a result, we believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, as well as our borrowing arrangements, will be sufficient to meet our presently anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months.

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

Term Loans

Term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2021, $12.3 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (the “DCV Borrower” and, individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with the Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2021, $8.0 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to shareholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. Borrower was in compliance with all debt covenants as of September 30, 2021.

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

Consolidated Statements of Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2021 and 2020 (in thousands):

Cash provided by (used in):	2021	2020
Operating activities	$13,242	$9,200
Investing activities	(4,365)	608
Financing activities	(6,810)	2,680

Cash provided by operating activities

Net cash provided by operating activities was $13.2 million for the nine months ended September 30, 2021, consisting primarily of $4.2 million of net income adjusted for $3.3 million of non-cash items and $5.8 million net cash inflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, and loss on the write-down of inventory, partially offset by the gain on extinguishment of debt. The change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities and customer deposits and decrease in inventory and other current assets, partially offset by an increase in accounts receivable. The increase in accounts payable and accrued liabilities were driven by higher grape purchases and grower activities correlated with a higher vintage yield for the 2021 harvest.

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

Cash (used in) provided by investing activities

Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2021, consisting primarily of the net purchases of available for sale investments of $2.3 million and capital expenditures of $2.3 million, partially offset by proceeds from the sale of property and equipment totaling $0.2 million.

Net cash provided by investing activities was $0.6 million for the nine months ended September 30, 2020, consisting primarily of proceeds from the sale of land in Klickitat County, Washington totaling $1.9 million and the net redemptions of available for sale investments of $1.3 million, partially offset by capital expenditures of $2.6 million.

Cash (used in) provided by financing activities

Net cash used in financing activities for the nine months ended September 30, 2021 was $6.8 million, consisting primarily of the repurchase of shares of our common stock at an aggregate purchase price of $6.2 million and the principal payments on our 2015 and 2017 Term Loans of $0.6 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below.

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

Changes in Internal Control over Financial Reporting

Other than as described in the Remediation of the Material Weakness section above, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.
104**	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

* Incorporated by reference
** Filed/furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	November 4, 2021	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer