Form 10-K
period 2021-12-31
Crimson Wine Group, Ltd
filed 2022-03-10
CIK 1562151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 30, 2021, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $146,544,000 on that date.

As of March 4, 2022, there were 22,524,185 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

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

Enhance Capability and Culture. We foster a performance-based culture and fit-for-purpose organizational structure that broadens our capability and increases accountability. We prioritize safety and wellness. We provide a diverse and inclusive working environment with fair compensation.

Maximize Physical Assets. We produce wines of the highest quality and increase margins through investing in long-term strategic vineyards and wineries. We own exceptional vineyards in premier winegrowing regions across California, Oregon and Washington. We farm our vineyards in a thoughtful, sustainable way with the goal of producing the highest quality grapes and wines possible. As part of executing this strategy, as of December 31, 2021, Crimson owns or leases approximately 725 plantable acres of vineyard land. The Company continues to assess other opportunities to enhance the quality of its vineyard holdings and wine portfolio.

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

Streamline Operational Model. We are on the journey to optimize our business model driving growth and efficiency with the Company's business partners and to build centers of excellence across business functions. With a centralized corporate model and technology-enabled efficiencies, we are committed to continuous improvement plans to better serve our internal and external stakeholders. The direct to consumer business, which continued to grow in 2021, generates higher gross margins and we intend to continue emphasizing opportunities in this distribution channel in order to further our growth. In particular, the Company is placing an increased emphasis on digital and Ecommerce opportunities within its direct to consumer business. Our wholesale distribution channel continues to drive volume sales to a wide customer market. Our wines are available in all states domestically through our network of over 40 distributors, and our export team served customers in over 30 countries through independent importers and brokers during 2021.

Our Wineries and Vineyards

The following table summarizes the Company’s acreage as of December 31, 2021:

	Plantable Acres
	Owned	Leased	Total	Currently Planted
Pine Ridge Vineyards	154	2	156	124
Archery Summit	92	—	92	68
Chamisal Vineyards and Malene Wines	92	—	92	66
Seghesio Family Vineyards	311	—	311	276
Seven Hills Winery	74	—	74	60
Total	723	2	725	594

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

The Pine Ridge Vineyards estate business is focused primarily on the production of high quality Cabernet Sauvignon and Bordeaux-style blends sold by Crimson under the Pine Ridge Vineyards brand name. Pine Ridge Vineyards also produces Chenin Blanc + Viognier, which is sold by Crimson under the Pine Ridge brand name and is made from purchased grapes and bulk wine juice processed at third party custom winemaking facilities with a contracted capacity of up to approximately 175,000 cases for the 2021 harvest year.

Archery Summit

Archery Summit was created by Crimson in 1993. Archery Summit owns acreage in the Dundee Hills American Viticultural Area (“AVA”) of the Willamette Valley in Oregon. The winery at Archery Summit, situated on an estate vineyard known as Summit Vineyard, has a permitted annual wine production capacity of up to 50,000 gallons, which equates to approximately 21,000 cases of wine; however, current fermentation and processing capacity is limited to approximately 18,000 cases. The facility includes areas and equipment for crush, fermentation, wine aging and storage, in addition to a tasting room, hospitality center and administrative offices. The facility has approximately 8,900 square feet of underground caves for wine barrel storage with a capacity to store over 750 barrels. There are also special event dining areas indoors as well as in the underground caves.

Archery Summit is focused primarily on producing estate grown, expressive single vineyard Pinot Noir and Chardonnay sold by Crimson under the Archery Summit brand name. Archery Summit also produces the Vireton brand, which is sold by Crimson and is made primarily from purchased grapes.

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

Chamisal is focused on producing benchmark Chardonnay and Pinot Noir, which are all produced from top vineyards in the Central Coast, and include both purchased and estate grown grapes. The wines are sold by Crimson under the Chamisal Vineyards brand name.

Seghesio Family Vineyards

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns acreage in two Sonoma County appellations—the Alexander Valley and the Russian River Valley. Seghesio Family Vineyards has a long history of growing and producing Zinfandel and Italian varietal wines in the Sonoma region of California. The winery at Seghesio Family Vineyards has a permitted annual wine production capacity of up to 595,000 gallons, which equates to approximately 250,000 cases of wine; however, current fermentation and processing capacity is approximately 165,000 cases. The facility includes areas and equipment for crush, fermentation, aging, bottling and warehousing, in addition to a tasting room, private hospitality areas and administrative offices. There are indoor and outdoor special event dining areas.

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

In 2017, Double Canyon completed construction of a state-of-the-art 47,000-square-foot wine production facility in West Richland, Washington. The winery facility has an annual permitted wine production capacity of up to 595,000 gallons, which equates to approximately 250,000 cases of wine; however, current fermentation and processing capacity is approximately 57,000 cases. Double Canyon shares production in its facility for certain wines of Seven Hills Winery.

Double Canyon is focused on producing Cabernet Sauvignon from Washington State’s best appellations. As part of the Company's strategic initiatives targeted at supply chain management, Crimson completed its exit of the Double Canyon farming operations in January 2020 with the sale of its remaining 181 acres of land, 93 acres of which were planted with grapes. As a result, Double Canyon produces its wine from purchased grapes with long-term contracts in place for grapes from its formerly owned vineyard and from other grape purchases.

Seven Hills Winery

Seven Hills Winery was established in 1988 and acquired by Crimson in January 2016. Seven Hills owns acreage in the Walla Walla Valley. Included within the acreage are some of the oldest and highest quality Bordeaux varietal plantings in the Walla Walla Valley. This historic site, considered the original Seven Hills Winery estate acreage, was planted by the Seven Hills Winery founder and his father. Also included within the acreage are plantings in The Rocks District of Milton-Freewater, which is known for world class Rhone style wines. The winery facility has an annual permitted wine production capacity of up to 48,000 gallons, which equates to approximately 20,000 cases of wine; however, current fermentation and processing capacity is approximately 11,000 cases. The winery and tasting room are located in downtown Walla Walla in the Crimson-owned historic Whitehouse-Crawford building. The 15,463 square-foot facility includes areas and equipment for crush, fermentation, aging, bottling processes, as well as a tasting room and administrative offices. There are indoor and outdoor special event dining areas.

Seven Hills Winery is focused on producing Cabernet Sauvignon, Merlot, and Sauvignon Blanc, which are produced from esteemed vineyards in the Walla Walla Valley and the Red Mountain appellations, from both estate grown and purchased grapes. The wines are sold by Crimson under the Seven Hills Winery brand name.

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

Malene Wines are sold by Crimson under its own brand name and are made from purchased grapes processed at Crimson's sister estate Chamisal Vineyards’ winemaking facility. In 2018, Malene Wines created a home and outdoor experience with a luxurious Airstream tasting experience in the Edna Valley where consumers can join the wine club and gain access to a fresh new series of exclusive Rosés.

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

Demand for luxury wines can rise and fall with general economic conditions. In 2021, the wine industry saw a recovery in visitations to tasting rooms, restaurants, bars, and other hospitality locations previously impacted by shutdowns and operating restrictions. The peak demand experienced in 2020 within the Company's Ecommerce channel declined in 2021 as consumers shifted purchasing and consumption behaviors towards other purchasing channels previously restricted by the coronavirus disease pandemic (“COVID-19”). With 2021 reopenings, the Company's On-Premise wine sales made a significant recovery but remain below the 2019 levels observed prior to the onset of the COVID-19 pandemic. The demand for wine sales in Off-Premise locations remain strong for the Company with increased points of distributions and premiumization of at-home wine consumption.

Wine production is also significantly affected by grape and bulk wine supply. Following a historic wildfire season across California, Oregon, and Washington in 2020, the 2021 harvest was impacted by drought resulting in lower yields than historical averages. The compounding loss of the 2020 vintage with the lower yields of the 2021 vintage may cause upward pricing pressure on the bulk wine market. Depending on the wine, the production cycle from harvest to bottled sales is anywhere from one to three years.

Suggested retail price points for Crimson’s wines range from $16 to $395 per bottle; however, in the wholesale channel, which represented 87% and 85% of Crimson’s case volume in the years ended December 31, 2021 and 2020, respectively, the majority of volume is in the $16 to $30 suggested retail price range.

Business Segments

Crimson reports operating results in two segments: Wholesale and Direct to Consumer. These business segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. Both financial and certain non-financial data are reported and evaluated to assist senior management with strategic planning. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are included; however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Non-allocated expenses are reported under Other/Non-allocable which also includes revenues and expenses related to bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. As a result, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated. Further information about segments, including net sales, cost of sales, gross profit (loss), directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2021 and 2020 can be found in Note 15 to the consolidated financial statements.

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

Wholesale

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants. Domestic sales of Crimson’s wines are made through over 40 independent wine and spirits distributors. International sales are made through independent importers and brokers. During 2021, domestic distributor sales represented 49% of net sales and export sales represented 5% of net sales. During 2021, one distributor represented approximately 28% of Crimson’s total sales and no other distributor represented 10% or more of total sales.

Direct to Consumer

As permitted under federal and local regulations, Crimson has been placing an increased emphasis on direct sales to consumers, through Ecommerce, wine clubs, and at the wineries’ tasting rooms. In particular, Crimson has been placing an increased emphasis on digital and Ecommerce opportunities. During 2021, direct sales to consumers represented 41% of net sales. Approximately 57% of the direct to consumer net sales were through wine clubs, 23% were through the wineries’ tasting rooms, special events and other sales, and 20% from Ecommerce. Members typically join our wine clubs after visiting our tasting rooms at various facilities, signing up directly through our website, or after hearing about our wine clubs from other members. Although COVID-19-related closures and restrictions significantly reduced traffic to our tasting rooms in 2020, traffic and visitations have rebounded considerably in 2021, coinciding with the phased lifting of operating restrictions. Our tasting rooms are located in popular tourist destinations that typically attract consumers interested in winemaking and travel. Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors; however, for certain direct sales offers, some of the profit is offset by freight subsidies.

Grape Supply

Crimson controls approximately 725 acres of vineyards in the Napa Valley, Sonoma County and Edna Valley in California, and the Willamette Valley, The Rocks District, and the Walla Walla Valley in Oregon. Approximately 594 acres of these vineyards are planted. Crimson expects to continue vineyard development plans for non-producing acreage in California, Oregon and Washington properties. Newly planted vines take approximately three to five years to reach maturity and vineyards can be expected to have a useful life of at least 25 years before replanting is necessary. Depending on the site, soil and water conditions and spacing, Crimson’s experience has been that it costs approximately $37,000 to $132,000 per acre over a three year period to develop open land into a vineyard capable of producing premium wine grapes, before taking into account the cost of the land. During 2021, the average cost per acre placed into service was approximately $75,000 per acre.

Following a historic wildfire season across California, Oregon, and Washington in 2020, the 2021 harvest was impacted by drought resulting in lower yields than historical averages. In 2021, approximately 22% of Crimson’s total grape supply came from Crimson-controlled vineyards. Crimson purchased the balance of its supply from approximately 97 independent growers. The grower contracts range from one-year spot market purchases to intermediate and long term-agreements. During 2021, two growers represented 11% and 10% of Crimson’s grape supply.

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson, thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates the impacts of climate conditions and weather on its business and plans to disclose any material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. During 2021, Crimson completed upgrades to its facilities to improve water resilience and fire mitigation measures with plans to advance these initiatives through improvements of irrigation and water systems over the next several years.

The table below summarizes Crimson’s wine grape supply and production from the last two harvests:

	Harvest Year
	2021	2020
Estate grapes:
Producing acres	547	557
Tons harvested	1,249	1,351
Tons per acre	2.3	2.4
All grapes and purchased juice (in equivalent tons):
Estate grapes	1,249	1,351
Purchased grapes and juice	4,530	3,199
Total (in tons)	5,779	4,550
Total cases bottled during the year	276,000	357,000

Following a historic wildfire season across California, Oregon, and Washington in 2020, the 2021 harvest was impacted by drought resulting in lower yields than historical averages.

The table below summarizes Crimson’s sales of grapes and bulk wine during the last two years:

	Year Ended December 31,
	2021	2020
Grapes sold (in tons)	155	71
Bulk wine sold (in gallons)	91,858	181,515
Total grape and bulk wine equivalent cases sold	49,000	81,000

Total cases shipped were approximately 376,000 and 343,000 for the years ended December 31, 2021 and 2020, respectively. Cases shipped are disclosed for informational purposes, but do not necessarily correspond to the vintage year the grapes are grown and crushed. Depending on the wine, the production cycle to bottled sales is anywhere from one to three years.

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

On January 1, 2018, the 2017 Craft Beverage Modernization Act (“CBMA”) became effective as part of the Tax Cuts and Jobs Act (Public Law 115-97) and made extensive changes to the Internal Revenue Code of 1986 (“IRC”), including provisions related to alcohol that were administered by TTB favorably impacting the federal alcohol tax rate.  The federal alcohol tax rate changed effective January 1, 2018 through December 31, 2019. On December 20, 2019, the CBMA was extended through December 31, 2020, maintaining the reduced federal alcohol tax rates in place at the time. On December 27, 2020, the Taxpayer Certainty and Disaster Tax Act of 2020 was passed, which permanently extended the reduced tax rates and tax credits made available by the CBMA. The previous rate of $1.07 per gallon for wines with alcohol content at or below 14% has been permanently modified to apply to wines with alcohol content at or below 16%. The previous tax rate of $1.57 per gallon for wines above 14% but less than 21% has been permanently modified to apply to wines over 16%. The tax rates for wines with alcohol content over 21% has not changed.

The tax law also allows for certain volume production credits that the Company took which further decreases the Company’s excise tax liability.  The tax credit allows for a credit of $1.00 per gallon on the first 30,000 gallons, $.90 per gallon on 30,001 up to 130,000 gallons and $.535 per gallon on 130,001 up to 750,000 gallons when the wine is removed from a producer’s bonded winery facility.

Crimson is also subject to a broad range of federal and state regulatory requirements regarding its agricultural operations and practices. Crimson’s agricultural operations are subject to regulations governing the storage and use of fertilizers, fungicides, herbicides, pesticides, fuels, solvents and other chemicals. These regulations are subject to change and could have a significant impact on operating practices, chemical usage, and other aspects of Crimson’s business. The Company is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and the consumers of our wine. Crimson is an active member of the Porto Protocol, a nonprofit organization committed to mitigate climate change. In addition, many of the Company's vineyards are certified sustainable through a number of organizations (California Sustainable Winegrowing Alliance, Napa Green, Low Input Viticulture and Enology, Sustainability in Practice, along with several others). Some examples of our sustainable practices include waste reduction programs and resource preservation through a combination of electrical and water conservancy. In addition, the Company has formed a Carbon Neutral Council with commitments to become carbon neutral and to minimize the Company's carbon footprint. Furthering these efforts, Crimson has joined the International Wineries for Climate Action ("IWCA"). IWCA members follow science-based solutions to reduce their greenhouse gas ("GHG") emissions and are adhering to the United Nation race to zero campaign that require Crimson to halve GHG emissions by 2030 and to achieve net zero emissions by 2050. Many of the expenses for protecting the environment are voluntary, however we are regulated by various local, state and federal agencies regarding environmental laws where the costs of these laws and requirements of these agencies are effectively integrated into regular operations and do not cause significant negative impacts or costs.

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

Human Capital Management

In addition to Crimson’s customer base and surrounding communities, the Company’s success is greatly dependent on its employees. As of December 31, 2021, Crimson employed 156 regular, full-time employees. Crimson also employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of Crimson’s employees are represented by a collective bargaining unit and Crimson believes that its relationship with its employees is strong and in good standing.

Crimson prioritizes employee safety and welfare in order to retain and attract the best talent. Crimson offers quality benefit plans, employee development programs, competitive wages, and safety training courses so that employees can avoid injury and remain prepared for unexpected emergencies.

Ongoing COVID-19 Pandemic and Employee Wellness

The safety of our employees is a top priority. Since the onset of the COVID-19 pandemic, the Company’s Crisis Management Team, composed of the Company's Executive Officers and other senior leaders, deployed resources and protocols to accommodate the needs and protect the health and safety of its employees. The Company quickly transitioned its office employees to a remote-work arrangement, and continued to extend these arrangements as new variants emerged. The Company provided equipment, systems, and resources for home connection to employees to facilitate this transition. Crimson provided employees working from home with a stipend to support home office needs. Crimson has continued to support the physical and mental health of employees and their families by offering online wellness resources, webinars, and telehealth access. To ensure employee safety, the Crisis Management Team issued COVID-19 operations guidelines to all employees, specifically to those working in the areas of production, vineyards, tasting rooms, and sales teams. In addition, the Crisis Management Team encouraged employees to only travel for essential needs, suspending all business travel during certain periods and implemented reporting protocols for international travels. The Company will continue to monitor public health announcements and government orders to accommodate additional changes as necessary.

Recruitment, Retention and Development

Competitive compensation is the primary driver of employee recruiting and retention. The Company believes in competitive pay practices and a pay-for-performance culture. In addition to competitive pay, eligible employees may receive the following Company benefits:

•Employees may qualify for an annual cash bonus plan or sales commission plans tied to individual and company performances.
•Employees may choose to participate in the Company's 401(k) plan in which the Company matches employee contributions up to a set percentage.
•Employees are offered selections of health insurance plans and the majority of plan premium costs for employees are paid for by the Company.
•Employees with an eligible Health Savings Account receive Company-funded annual contributions in addition to each employee's contributions.
•Employees are offered paid parental leave and the Company supplements the portion of base pay not covered by state benefits to bring wages equal to 100% of an employee's base pay.
•Employees are provided with a set number of paid holidays, vacation, sick leave, and birthday holiday.
•Employees are encouraged to achieve and maintain a healthy lifestyle with monthly reimbursements towards eligible health and fitness membership fees.
•Employees operating in a remote environment are provided with annual stipends to support home office needs.
•Employees have access to training programs that provide management training and other opportunities for professional and personal development.

The Company believes continued investments in talent development and employee wellness are integral to operational excellence and employee retention. The Company continually reviews compensation against benchmarks and adjusts to ensure wages are competitive.

Diversity, Equity, Inclusion, and Belonging

Diversity, equity, inclusion, and belonging ("DEIB") plays an integral part of the Company’s culture and processes that support recruitment, retention, and development. DEIB accountability has been increasingly important for consumers, employees, and all stakeholders. Crimson has made improvements in gender diversity. The majority of our executive officers and two of our seven board members are female. We are determined through our newly formed, employee-led DEIB council to expand our efforts around these important topics. Differing perspectives and backgrounds make all companies, Crimson included, enduring; the diversity of our company should reflect the diversity of our consumers.

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

Business, Economic, Market and Operating Risks

We face risks related to health pandemics, particularly COVID-19 and its variants, which could adversely affect our business and results of operations. Our business could be adversely affected by a widespread outbreak of contagious disease, including the global pandemic related to COVID-19 and its variants. The effects of this outbreak on our business could include disruptions to our operations and restrictions on our employees' ability to travel in affected regions, as well as temporary closures of our tasting rooms and facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and likely impact our results of operations. The extent of COVID-19’s impact on our financials and results of operations is currently unknown and will depend on future developments, including, but not limited to, the length of time that the pandemic continues, the emergence and severity of its variants, the effect of governmental regulations imposed in response to the pandemic, the availability of vaccines and potential hesitancy to utilize them, the effect on the demand for our products and our supply chain, and how quickly and to what extent normal economic and operation conditions can resume. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected.

The supply and cost increases in raw and processed materials, commodities and labor could materially and adversely affect our business, results of operations and financial condition. We use a large volume of grapes and other raw materials to produce and package our wine, including glass, corks, barrels, and winemaking additives. We purchase raw materials and packaging materials from domestic and international suppliers. An inability of any of our suppliers to satisfy our requirements could materially and adversely affect our business. Our production facilities also use a significant amount of energy in their operations. Energy costs could rise, which would result in higher transportation, freight and other operating expenses. Our freight cost could be adversely affected by a number of factors that could reduce the profitability of our operations, including driver shortages, higher fuel costs, increased government regulation, and other matters. We compete with other entities for skilled management and labor specific to the wine and hospitality industries, including entities that operate in different market sectors than us. Costs to recruit and retain adequate personnel, increased labor costs, the loss of certain personnel, our inability to attract and retain other qualified personnel or a labor shortage that reduces the pool of qualified candidates could adversely affect our results of operations. Our supply and the price of raw materials, packaging materials and energy and the cost of energy, freight and labor used in our productions and distribution activities could be affected by a number of factors beyond our control, including market demand, global geopolitical events, economic factors and inflation. To the extent any of these factors affect the prices of ingredients or packaging or we are unable to recoup costs through price increases of wines sold, our business, results of operations and financial results could be materially and adversely affected.

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

Initiatives to upgrade our enterprise resource planning system involve risks which could result in, among other things, business interruptions and higher costs. Our current business process initiatives include plans to implement a new enterprise resource planning ("ERP") software solution and other complementary information technology systems. ERP implementations are complex and time-consuming, and involve substantial capital investments and expenditures on system software and implementation activities. Successful implementation is highly dependent on coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one contractor or system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties and delays as we transition to these new systems and processes, including but not limited to loss or corruption of data, system outages, delayed shipments, decreases in productivity as we transition to new systems, increased costs and lost revenues. If we are unable to successfully manage business and process changes as we implement these systems, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our business, results of operations and financial results.

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

Significant influence over our affairs may be exercised by our principal stockholders. As of March 4, 2022, the significant stockholders of our company include our directors Joseph S. Steinberg (approximately 13.8% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg’s private charitable foundation) and John D. Cumming (approximately 14.9% beneficial ownership). Accordingly, Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

Crimson’s vineyards and winemaking facilities are described in Item 1. The Company’s corporate offices are located at its wholly owned winery, Pine Ridge Vineyards, located at 5901 Silverado Trail, Napa, CA 94558.

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

On March 4, 2022, the closing sales price for the Company’s common stock was $7.68 per share. As of that date, there were 1,332 stockholders of record. Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

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

There has been no purchase of equity securities by the Company during the fourth quarter of 2021.

Unregistered Sales of Securities

There have been no sales of unregistered securities by the Company within the past year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	322,000	$8.32	678,000
The terms of equity compensation plans are described in Note 12 to the consolidated financial statements.

Dividend Policy

No dividends have been paid since the Distribution. The Company does not have a regular dividend policy and whether or not to pay dividends will be determined each year by its board of directors. The payment of dividends will also be subject to the terms and covenants contained in the Company’s revolving credit facility and term loans.

Item 6.       Reserved.

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

Overview of Business

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, custom winemaking services, special event fees, tasting fees and other non-wine retail sales such as merchandise ("non-wine sales").

The Company's wines are primarily sold to distributors, who then sell to retailers and restaurants. As permitted under federal and local regulations, the Company has also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the Ecommerce channel. Direct sales to consumers are more profitable for the Company as it is able to sell its products at a price closer to retail prices rather than the wholesale price sold to distributors. From time to time, the Company may sell grapes or bulk wine, because the wine does not meet the quality standards for the its products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use. When these sales occur, they may result in a loss.

Cost of sales includes grape and bulk wine costs, whether purchased or produced from the Company’s controlled vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For the Company’s produced grapes, grape costs include annual farming labor costs, harvest costs and depreciation of vineyard assets. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months. Reductions to the carrying value of inventories are also included in costs of sales.

As of December 31, 2021, wine inventory includes approximately 0.7 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Impact of COVID-19 on Operations

In March 2020, the COVID-19 outbreak was declared a national public health emergency which continues to affect the world and has adversely impacted global activity and contributed to significant economic declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and be followed by a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of the coronavirus outbreak. The outbreak has adversely impacted the Company’s tasting room visitations, On-Premise business, and special events. The outbreak presents uncertainty and risk with respect to the Company, its future performance and financial results.

As of March 16, 2020, with the exception of key operations personnel, the Company shifted its corporate office staff to remote workstations, which continues to be an effective transition to date. The Company will continue to operate remotely until management determines it is safe for employees to return to offices.

The Company has experienced some port shipping delays within its export shipments but does not anticipate significant impact or disruptions to its supply chain network. In order to mitigate against potential logistical challenges, the Company has effectively managed distributor inventory levels for its domestic wholesale business, which accounts for over 90% of the Company's total wholesale shipments.

On March 16, 2020, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. Following months of closures, each of the aforementioned states issued reopening guidelines and metrics that counties must achieve prior to businesses reopening. After remaining closed for nearly all of the second quarter of 2020 and complying with reopening guidelines, the Company’s tasting rooms reopened during June 2020 in limited capacity and operating hours, and with additional safety measures in place. In the first several weeks of July 2020, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. In late July 2020, the State of Washington required the shutdown of wineries, regardless of whether food is served. During this period, while the State of Oregon allowed indoor wine tastings with noted restrictions, the Company’s Oregon-based tasting room, Archery Summit, operated almost entirely outdoors. Although outdoor operations were allowed to resume in August, COVID-19 containment measures and the 2020 wildfires limited the amount of traffic at the Company’s tasting rooms. In mid-November 2020, further government restrictions and shutdown orders were issued for the State of Oregon with California and Washington following suit in December 2020, resulting in either shutdowns or outdoor-only tastings for all of the Company’s tasting rooms. All of the Company’s tasting rooms were allowed to reopen in late January 2021 with varying impacts created by guidelines, restrictions, and tiered structures of each respective state in which the Company operates. The intermittent updates for each state and county caused operating capacity at each tasting room to fluctuate for most of 2021. Although capacity restrictions within the Company’s tasting rooms were lifted in the second half of June 2021, the Company continues to maintain a set of operating guidelines to protect the safety of all employees and guests, which may affect capacity and will vary based on estate experience and parameters.

All of the Company’s tasting rooms have been impacted by government orders and restrictions to significant and varying degrees at times. Management and staff at all estate locations have taken the appropriate steps to ensure a safe and enjoyable experience for all of the Company's guests and staff. In addition to limiting the number of guests and encouraging reservations, the Company has implemented various measures to prevent the spread of the virus including using available forms of PPE, screening employees and vendors before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees of CDC guidelines and recommendations.

The Company has experienced both reductions and increases in consumer demand in various channels due to the COVID-19 pandemic in the twelve months ended December 31, 2021 and 2020.

The Direct to Consumer segment includes retail sales in the tasting rooms, remote sites and on-site events, wine club net sales, direct phone sales, and other sales made directly to the consumer without the use of an intermediary. Tasting room sales have been negatively impacted during periods of closures and operating limitations. As restrictions were gradually lifted throughout 2021, the Company experienced a rebound in visitor counts to its tasting rooms. The Company also sells wine directly to consumers through its website (http://www.crimsonwinegroup.com), third-party websites, direct phone calls, and other online sales (“Ecommerce”). Ecommerce sales in 2020 were favorably impacted as consumers sought to purchase wines through an online platform to minimize human contact. As restrictions eased throughout 2021, Ecommerce sales remained elevated over pre-pandemic levels but declined from the highs of 2020 in favor of consumers returning to traditional channels, including tasting rooms, bars, restaurants, and other hospitality locations.

The Wholesale segment includes all sales through a third party where prices are given at a wholesale rate. The Company sells wine (through distributors and directly) to restaurants, bars, and other hospitality locations (“On-Premise”). In 2020, demand for wines at On-Premise locations was reduced due to COVID-19 containment measures restricting consumers from visiting, as well as in many cases both the temporary and permanent closures of On-Premise venues. However, as restrictions continued to be lifted throughout 2021, demand for wines at On-Premise locations started to rebound. The Company also sells wine (through distributors and directly) to supermarkets, grocery stores, liquor stores, and other chains, third-party Ecommerce and independent stores (“Off-Premise”). Demand for premium wines at Off-Premise locations has increased due to their classification as essential businesses that remained open during government imposed closings and/or restrictions due to COVID-19, as well as premiumization of at-home wine consumption. As On-Premise demand continues to recover, other than sales made through third-party Ecommerce, the Company has not observed a reversing trend in Off-Premise demand.

Additionally, the Company received loan proceeds of approximately $3.8 million under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and amended by the Paycheck Protection Program Flexibility Act of 2020. The Company requested loan forgiveness in April 2021 and on June 14, 2021, the forgiveness application to the U.S. Small Business Administration (“SBA”) was approved for the full principal amount including interest. For additional information about the loan, see “Liquidity and Capital Resources—Term Loans”.

More recently, many news agencies have reported the spread of new variants of COVID-19, such as the Delta and Omicron variants, that are significantly more contagious than previous strains. The spread of these new variants are beginning to cause some government authorities to reimplement restrictions and measures to try to reduce the spread that had become less prevalent. Accordingly, the emergence of these new variants and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty to the Company’s business and operations and could result in further impacts, such as those discussed above and in Item 1A. Risk Factors.

The extent of COVID-19’s impact on the Company's financials and results of operations is currently unknown and will depend on future developments, including, but not limited to, the length of time that the pandemic continues, the emergence and severity of new variants, the effect of governmental regulations imposed in response to the pandemic, the availability of vaccines and potential hesitancy to utilize them, the effect on the demand for its products and its supply chain, and how quickly and to what extent normal economic and operation conditions can resume. The Company cannot at this time predict the full impact of COVID-19 on its financial and operational results. Accordingly, the Company's current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to Item 1A. Risk Factors, for additional risks the Company faces due to the COVID-19 pandemic.

Seasonality

As discussed in Item 1 of this Form 10-K, the wine industry in general, historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. The Company anticipates similar trends in the future.

Climate Conditions and Extreme Weather Events

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates impacts of climate conditions and weather on its business and plan to disclose any material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve our climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. During 2021, Crimson completed upgrades to its facilities to improve water resilience and fire mitigation measures with plans to advance these initiatives through improvements of irrigation and water systems over the next several years.

Following a historic wildfire season across California, Oregon, and Washington in 2020, the 2021 harvest was impacted by drought resulting in lower yields than historical averages. The compounding loss of the 2020 with the lower yields of the 2021 vintage may cause upward pricing pressure on the bulk wine market in addition to increased costs for grapes produced by the Company. Depending on the wine, the production cycle from harvest to bottled sales is anywhere from one to three years.

Restructuring

During 2020, the Company committed to various restructuring activities (the “2020 Restructuring Program”) including the closure of the Double Canyon Vineyards tasting room, restructuring of management, changes in sales, marketing, and Direct to Consumer organizational structure, and transitioning of information technology services and export fulfillment to outsourced support models. For the year ended December 31, 2020, the Company incurred $1.4 million of restructuring charges, consisting of $1.1 million employee related costs, $0.2 million of asset impairment charges associated with the tasting room assets upon closure, and $0.1 million of other restructuring costs associated with departmental reorganization activities. The 2020 Restructuring Program was completed as of September 30, 2020.

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

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $1.8 million and $6.4 million were recorded during the years ended December 31, 2021 and 2020, respectively. The majority of the decrease in inventory write-downs for the 2021 period as compared to the 2020 period was related to the $3.5 million recognized in the 2020 period for the 2020 vintage with smoke taint exposure from the 2020 wildfires.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. The Company recorded $0.6 million of asset disposals related to vineyard development during the year ended December 31, 2021 and there were no significant asset disposals related to vineyard development during the year ended December 31, 2020.

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

The Company recorded no impairment charges during the year ended December 31, 2021 and recorded $1.3 million of impairment charges during the year ended December 31, 2020 to write-down the carrying value of a portion of construction in progress expenses no longer viable to the long-term project related to renovations of tasting rooms and right-of-use lease asset related to the relocation of its administrative offices.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Sales

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Increase (Decrease)	% change
Wholesale	$37,049	$33,849	$3,200	9%
Direct to consumer	28,201	26,415	1,786	7%
Other	3,668	3,844	(176)	(5)%
Total net sales	$68,918	$64,108	$4,810	8%

Wholesale net sales increased $3.2 million, or 9%, in 2021 as compared to 2020. This increase in domestic wine sales was driven by a combination of the Company's execution of its growth strategies and a rebound in certain sales channels throughout 2021. These factors drove an increased rate of sales of our core wines, new distribution in Off-Premise locations, and continued recovery from lower On-Premise sales in the prior year as a result of the reopening of restaurants, bars, and other hospitality locations in 2021. An increase in export wine sales was driven by a rebound in shipments to Europe, Asia and the Caribbean markets, which were significantly impacted by COVID-19 in 2020.

Direct to consumer net sales increased $1.8 million, or 7%, in 2021 as compared to 2020. The increase was primarily driven by higher sales across the tasting rooms and wine clubs compared to 2020. Tasting room sales in 2020 were most negatively impacted by COVID-19 due to temporary closures and operating limitations for a significant portion of the year. Sales increased significantly in 2021 compared to 2020, with higher tasting room traffic due to the phased lifting of COVID-19 containment measures throughout 2021, as well as the Company's premiumization of tasting experiences to capture a higher number of qualified consumers. The increase in wine club sales was driven by price increases and a favorable product mix shift. Ecommerce sales decreased in 2021 compared to 2020 as consumers shifted purchasing and consumption behaviors towards other channels with the reopening of tasting rooms, retail and restaurants.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.2 million or 5%, in 2021 as compared to 2020. The decrease was primarily driven by lower volume of bulk wine sold, partially offset by higher sales from tasting fees, event fees, non-wine retail sales and grape sales as compared to 2020.

Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Increase	% change
Wholesale	$13,045	$11,155	$1,890	17%
Wholesale gross margin percentage	35%	33%
Direct to consumer	18,110	16,210	1,900	12%
Direct to consumer gross margin percentage	64%	61%
Other	(1,102)	(7,673)	6,571	86%
Total gross profit	$30,053	$19,692	$10,361	53%

Wholesale gross profit increased $1.9 million, or 17%, in 2021 as compared to 2020 driven by an overall increase in wine sales, a significant reduction of close out sales in the current year as inventory realignment initiatives were completed. Gross margin percentage, which is defined as gross profit as a percentage of net sales, increased 220 basis points primarily driven by a significant reduction of close out sales in the current year.

Direct to consumer gross profit increased $1.9 million, or 12%, in 2021 as compared to 2020. The increase was a result of higher Direct to Consumer sales compared to 2020 as discussed above under Net Sales. Direct to consumer gross margin percentage increased 280 basis points in 2021 primarily driven by favorable sales mix of wines to vintages with lower costs and shift in sales channel mix from increased tasting room sales compared to 2020.

“Other” includes a loss on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross loss decreased $6.6 million, or 86%, in 2021 as compared to 2020 and is primarily driven by non-recurring inventory write-downs related to the 2020 wildfires recognized in 2020, lower write-downs of excess bulk wine inventory, insurance proceeds for smoke taint affected inventory from the 2020 vintage recognized in 2021, improved margins on bulk wine sales, and higher tasting fee revenue.

Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Increase	% change
Sales and marketing	$15,658	$14,250	$1,408	10%
General and administrative	13,122	11,369	1,753	15%
Total operating expenses	$28,780	$25,619	$3,161	12%

Sales and marketing expenses increased $1.4 million, or 10%, in 2021 as compared to 2020. The increase was primarily driven by higher advertising and promotional expenses and increased accrued bonuses for the current year performance. The increase was partially offset by reduced compensation as a result of the 2020 Restructuring Program and lower professional services.

General and administrative expenses increased $1.8 million, or 15%, in 2021 as compared to 2020 primarily due to costs related to the amended 2019 Annual Report on Form 10-K and amended 2020 Quarterly Reports on Form 10-Q, increased accrued bonuses related to current year performance, and transition costs of IT services and software as a service (SaaS) model, partially offset by savings from the corporate office relocation compared to 2020.

Other (Expense) Income

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	% change
Interest expense, net	$(1,015)	$(1,094)	$79	7%
Gain on extinguishment of debt	3,863	—	3,863	100%
Other income, net	359	472	(113)	(24)%
Total other income (expense), net	$3,207	$(622)	$3,829	616%

Interest expense, net, decreased less than $0.1 million, or 7%, in 2021 as compared to 2020. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 and 2017 Term Loans.
Gain on extinguishment of debt was recognized for $3.9 million in 2021. The gain on extinguishment of debt was related to the PPP loan forgiveness approved by the SBA on June 14, 2021.
Other income, net, decreased $0.1 million, or 24%, in 2021 as compared to 2020. The decrease was primarily driven by lower investments interest income received and non-recurring insurance proceeds received in the prior period. The decrease was partially offset by a gain on lease modification recognized in the current period.

Income Tax Provision (Benefit)
Our income tax provision increased $3.4 million in 2021 as compared to 2020. The effective tax rate was 8.5% for 2021 as compared to 32.5% for 2020. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for 2021 was primarily attributable to non-taxable income from PPP loan forgiveness and state income taxes.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash and cash equivalents, investments in available for sale securities, funds generated from operations and bank borrowings. The Company’s primary cash needs are to fund working capital requirements and capital expenditures. Despite the negative effects of COVID-19 on our business, the Company has maintained adequate liquidity to meet working capital requirements, fund capital expenditures, meet payroll, and repay scheduled principal and interest payments on debt, and maintain compliance with debt covenants. Our capital program is designed to operate within or near operating cash flow and may fluctuate with strategic initiatives and other factors impacting cash flow. This is evidenced by our operating cash flow fully funding capital expenditures in both 2021 and 2020.

In response to the current macro-economic environment, we protected our financial position and liquidity as evidenced by the following items: we managed both operating expense and capital expenditure increases closely, limited discretionary spending, and actively managed our working capital, including supporting our business partners most impacted by COVID-19 through extended terms and closely monitoring our customers’ solvency and our ability to collect from them. As a result, we believe that cash flows generated from operations and our cash, cash equivalents, and marketable securities balances, as well as our borrowing arrangements, will be sufficient to meet our presently anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months. Our 2022 capital expenditure is expected to be approximately $7 million to $9 million, which include reinvestment into developing vineyards, production facilities, hospitality areas, and other company initiatives. For additional information regarding our debt obligations and purchase contracts, refer to Note 11 “Debt” and Note 16 “Commitments and Contingencies”. Any projections of future cash needs and cash flows beyond the next twelve months are subject to substantial uncertainty but we believe cash flows generated from operations combined with our sources of liquidity as discussed above will be sufficient to meet our long-term cash requirements.

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

Term Loans

Term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2021, $12.2 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (the “DCV Borrower” and, individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with the Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2021, $7.9 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to shareholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. Borrower was in compliance with all debt covenants as of December 31, 2021.

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

Consolidated Statements of Cash Flows
The following table summarizes our cash flow activities for the years ended December 31, 2021 and 2020 (in thousands):

Cash provided by (used in):	2021	2020
Operating activities	$18,813	$13,591
Investing activities	(8,300)	342
Financing activities	(7,095)	2,395
Cash provided by operating activities

Net cash provided by operating activities was $18.8 million in 2021, consisting primarily of $3.2 million of net income adjusted for $6.9 million of non-cash items and $8.7 million net cash inflows related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation and amortization, loss on disposal of property and equipment, and loss on the write-down of inventory, partially offset by the gain on extinguishment of debt. The change in operating assets and liabilities was primarily due to a decrease in inventory, accounts receivable, and other current assets and increase in accounts payable and accrued liabilities.
Net cash provided by operating activities was $13.6 million in 2020, consisting primarily of $6.4 million of net loss adjusted for $15.3 million of non-cash items and $4.7 million of net cash inflows related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation and amortization, loss of the write-down of inventory, restructuring charges, and impairment charges, partially offset by an increase of income tax benefits. The change in operating assets and liabilities was primarily due to a decrease in inventory and accounts receivable, partially offset by a decrease in accounts payable and accrued liabilities and an increase in other current assets.

Cash (used in) provided by investing activities

Net cash used in investing activities was $8.3 million in 2021, consisting primarily of net purchases of available for sale investments of $4.0 million and capital expenditures of $4.5 million, partially offset by proceeds from disposals of property and equipment totaling $0.2 million.
Net cash provided by investing activities was $0.3 million in 2020, consisting primarily of proceeds from the sale of land in Klickitat County, Washington totaling $1.9 million and the net redemptions of available for sale investments of $1.5 million, partially offset by capital expenditures of $3.1 million.

Cash (used in) provided by financing activities

Net cash used in financing activities was $7.1 million in 2021, which reflects the repurchase of our common stock at a repurchase price totaling $6.2 million and principal payments on our 2015 and 2017 Term Loans of $0.9 million.
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

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

For the year ended December 31, 2021, our independent registered public accounting firm, BPM LLP, was not required to report on the effectiveness of our internal control over financial reporting due to exemptions allowed to filers with a non-accelerated filer status in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002.

Remediation of the Material Weakness.

As previously reported in the Annual Report on Form 10-K/A for the year ended December 31, 2019, we identified a material weakness over the accounting for bulk wine inventory valuation and the related impacts. We did not have adequate controls in place to monitor and associate the cost of bulk wine inventory with quantity or gallons on hand. As a result, the cost related to certain bulk wine inventory was not properly transferred to bulk and bottled inventory accounts that would subsequently be relieved through sales transactions. This material weakness resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K/A for the year ended December 31, 2019.

Due to the implementation of the remediating control coupled with a sufficient period of monitoring for effectiveness, management has concluded that this material weakness has been remediated as of December 31, 2021. The remediating control involved the implementation of a bulk wine sub-ledger to general ledger reconciliation. This added control is intended to ensure accurate costing is assigned and maintained for the Company’s bulk wine inventory.

Management and our Board of Directors are committed to maintaining a strong control environment and we believe significant improvements have been achieved. We monitored the related processes and controls throughout the remediation period and have concluded that they are operating effectively.

Changes in Internal Control over Financial Reporting.

Other than as described in the Remediation of the Material Weakness section above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

As of March 10, 2022, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below. Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

John D. Cumming, age 54, was elected as Chairman of Crimson in June 2015 after serving as a director since February 2013. Mr. Cumming is the Founder and Executive Chairman of POWDR Corp., a private ski resort and summer camp operating company. In addition to leading POWDR Corp., Mr. Cumming holds many positions in related fields, including Chairman of Snowbird Holdings LLC, Board Member of The Cumming Family Foundation, Chairman of Cumming Capital Management, formerly known as American Investment Company, Member of the investment committee of Teton Holdings Corporation CCS, and U.S. Ski & Snowboard Foundation Trustee. He is the Founder and Chairman Emeritus of The Park City Community Foundation, Chairman Emeritus of Outside TV and a founding shareholder of Mountain Hardwear.

Annette D. Alvarez-Peters, age 60, was elected as a director in May 2021. She is the founder of annette a.p. Wine & Spirits Inc., a consultancy focused on business development and merchandising for the wine and spirits industry. Ms. Alvarez-Peters previously had a 37-year career with Costco Wholesale, including 25 years in the Beverage Alcohol Department, retiring as Assistant Vice President and General Merchandise Manager. A top leader in the industry, Alvarez-Peters has been recognized by M. Shanken Communications, publisher of Wine Spectator; Wine Business Monthly; Decanter; and Wine Enthusiast. She holds the Diploma Certification from the Wine & Spirits Education Trust and the Certified Wine Educator designation from the Society of Wine Educators.

Douglas M. Carlson, age 65, was elected as a director in March 2013. Mr. Carlson was appointed CEO of Good Idea, Inc. in January 2022. Good Idea produces the first functional beverage clinically proven to boost metabolism, harness natural energy and to help balance blood sugar. In addition, since August 2015 he has served as CEO and Chairman of Tommy's Superfoods, LLC. From October 2013 to July 2015, Mr. Carlson was the Executive Vice President and Chief Marketing Officer of NOOK Media LLC, a subsidiary of Barnes & Noble, Inc. From April 2010 to September 2013, Mr. Carlson was Managing Partner of Rancho Valencia Resort & Spa, a tennis resort that includes fractional real estate. Prior to that, Mr. Carlson was Executive Chairman and Managing Director of Zinio, LLC and VIV Publishing, a digital publishing, retail and distribution platform for magazines, since 2005. Mr. Carlson co-founded FIJI Water Company LLC, Inc. in 1996 and served as its Chief Executive Officer from 1996 to 2005. Prior to joining FIJI, Mr. Carlson served as the Senior Vice President and Chief Financial Officer for The Aspen Skiing Company, from 1989 to 1996. Mr. Carlson has managerial and investing experience both within and outside the hospitality industry, as well as having been a certified public accountant.

Avraham M. Neikrug, age 52, was elected as a director in February 2013. Mr. Neikrug has been the Managing Partner of Goldenhill Ventures, a private investment firm that specializes in buying and building businesses in partnership with management, since June 2011. Mr. Neikrug has managerial and investing experience in a broad range of businesses through his founding and operating of JIR Inc., a company involved in the development of regional cable television throughout Russia, JIRP, a business -to-business internet service provider (ISP) based in Austria, and M&A Argentina, a private equity effort in Argentina. Avraham M. Neikrug's father is a first cousin to Joseph S. Steinberg.

Colby A. Rollins, age 47, was elected as a director on April 25, 2018. Mr. Rollins is currently the Managing Director and Co-CEO of Cumming Capital Management, a family-owned investment company with diversified holdings. Previously, he served as the Chief Operations Officer of Cumming Capital Management from January 2009 to December 2021. John Cumming, Chairman of Crimson Wine Group is also the Chairman of Cumming Capital Management. Mr. Rollins served as a Director, Chief Operations Officer, and Chief Financial Officer of Wing Enterprises, Inc., a privately-owned ladder company, from 2004 to 2008. He also has managerial and investment experience, including serving on the board of directors for Powdr Corporation, Monaco Enterprises, Inc., IPT, LLC (dba PayLock Parking Solutions), MTI Partners, LLC, PMH Investors, LLC, Snowbird Holdings, LLC, City Roasting Company, LLC, Pawtree, LLC, and Ready Foods, LLC. Mr. Rollins was also a certified public accountant with Deloitte and Touche.

Joseph S. Steinberg, age 78 was elected as a director in February 2013. Mr. Steinberg has been a director of HomeFed Corporation since August 1998 and Chairman of the Board since December 1999. Mr. Steinberg is Chairman of the Board of Directors of Jefferies Financial Group Inc., and from January 1979 until March 1, 2013 served as President of Leucadia

National Corporation (now Jefferies Financial Group Inc.). Mr. Steinberg has previously served on the Board of Spectrum Brands Holdings, Inc., HomeFed Corporation, and Fortescue Metals Group Ltd. Mr. Steinberg has managerial and investing experience serving on the boards and committees of both public and private companies.

Luanne D. Tierney, age 58, was elected as a director on November 5, 2018. Ms. Tierney is a Marketing Technology Executive, seasoned Board director and advisor with broad depth of experience driving companies to best leverage technology, data, information, and the cloud in the digital age. Ms. Tierney has over 25 years in leadership, marketing strategy roles, and driving growth through partner ecosystems. Ms. Tierney has deep Go-To-Market and P&L experience navigating through multiple stages of growth, global expansion, leadership transitions, strategy development, planning, people, and change management. Ms. Tierney helps companies create best-in-class connected marketing and sales organizations. She assists organizations in getting the most out of their people by developing great cultures and workplaces. She is an active Board director and advisor for both public and private companies. Ms. Tierney is a guest lecturer at Pepperdine Graziadio School of Business. She is active in multiple organizations that support and prepare women in technology to advance their careers. She is a frequent speaker for industry events, leadership panels, and in university courses.

Jennifer L. Locke, age 49, has served as Chief Executive Officer of Crimson since December 2019. Ms. Locke brings to the Company inspirational leadership skills and an industry-wide reputation for delivering results and leading high-performing teams in a collaborative and innovative style. Prior to joining Crimson, Ms. Locke was Senior Vice President of U.S. Luxury and Direct-to-Consumer Sales, Americas, at Treasury Wine Estates (TWE), a publicly traded global wine company, based in Melbourne, Australia. A Northwest native, Ms. Locke previously was Director of National Wholesale, Export and Direct-to-Consumer Sales at Willakenzie Estate and was Pacific Senior Regional Sales Manager at Chalone Wine Group. She began her hospitality industry career more than 20 years ago as a wine buyer and training manager at several fine-dining restaurants in Seattle.

Karen L. Diepholz, age 58, has served as Chief Financial Officer of Crimson since June 2018. Prior to that, Ms. Diepholz served for three years as the Chief Financial Officer of Vintage Wine Estates, a privately held wine company, where she led many aspects of the operations including treasury, and integration of acquisitions. From 2011 to 2014, Ms. Diepholz previously held the position of Vice President & Chief Financial Officer of Equinox Payments, a payment technology company, spun off from Hypercom Corporation, a New York Stock Exchange listed global payment technology company where she was the Vice President of Financial Planning and Analysis from 2008 to 2011. Ms. Diepholz also served as the Vice President, Corporate Controller at Fender Musical Instruments and spent her early career in the consumer products industry in a variety of financial and cross-functional leadership roles at The Dial Corporation, now Henkel U.S.

Nicolas M.E. Quillé, MW, age 49, has served as Chief Winemaking and Operations Officer since May 2018. Mr. Quillé previously was the General Manager and Head Winemaker of Banfi Vintners’ boutique portfolio of wineries in the Pacific Northwest. He spent the last 30 years in a variety of winegrowing positions in both France and the United States. In addition to his role with Banfi, his U.S. experience includes winegrowing and management positions with Pacific Rim and Bonny Doon. Prior to moving to the United States, Mr. Quillé worked in Burgundy (Antonin Rodet and Domaine Prieur), Provence (Domaine de la Courtade), Champagne (Laurent Perrier) and Portugal (Taylor’s Port). Mr. Quillé is a member of the Institute of Masters of Wine.

Meetings and Committees
During 2021, the Board of Directors met four times. All seven of our then directors attended our 2021 Annual Meeting of Stockholders.
The Board of Directors of the Company has standing Audit, Compensation, and Nominating Committees. The Board of Directors determined that establishing these standing committees is an important element of sound corporate governance.
Procedures for Recommending Nominees

A stockholder entitled to vote in the election of directors may nominate one or more persons for election as director at a meeting if written notice of that stockholder’s intent to make the nomination has been given to the Company, with respect to an election to be held at an annual meeting of stockholders, no earlier than 150 days and no later than 120 days before the first anniversary of the last annual meeting, and, with respect to an election to be held at a special meeting of stockholders, no earlier than 150 days before such special meeting and no later than 120 days before such special meeting, or if the first public notice of such special meeting is less than 130 days prior to the date of such special meeting, the tenth day following the date on which public notice of the meeting is first given to stockholders. The notice shall provide such information as required under the Company’s by-laws, including, without limitation, the name and address of the stockholder and his or her nominees, a representation that the stockholder is entitled to vote at the meeting and intends to nominate the person, a description of all arrangements or understandings between the stockholder and each nominee, other information as would be required to be included in a proxy statement soliciting proxies for the election of the stockholder’s nominees, the consent of each nominee to serve as a director of the Company if so elected, information concerning the stockholder’s direct and indirect ownership of securities of the Company, including with respect to any beneficial owner of securities of the Company held by the stockholder, and compensation received by or relationships between such stockholder with respect to the securities of the Company from any beneficial owner of such securities. We may require any proposed nominee to furnish other information as we may reasonably require to determine the eligibility of the proposed nominee to serve as a director of the Company. When evaluating nominees, the Company is committed to considering qualified candidates with a diversity of experience and perspective, including diversity with respect to areas of expertise, gender, race, ethnicity, experience and geography.
Audit Committee
The Board of Directors has adopted a charter for the Audit Committee, which is available on our website, www.crimsonwinegroup.com. The Audit Committee consists of Mr. Carlson, who serves as the Chairman, Mr. Neikrug and Mr. Rollins. The Board of Directors has determined that Mr. Carlson is qualified as an audit committee financial expert within the meaning of regulations of the SEC and that each of Messrs. Carlson, Neikrug and Rollins is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for audit committee members. During 2021, the Audit Committee met five times.
Compensation Committee
The Compensation Committee, formed in 2018, (i) reviews and approves the compensation of the Company’s executive officers, (ii) establishes, oversees and administers compensation policies and programs for the Company’s employees, and (iii) administers the Company’s incentive compensation plan. The Board of Directors has adopted a charter for the Compensation Committee, which is available on our website, www.crimsonwinegroup.com. The Compensation Committee currently consists of Mr. Rollins, who serves as the Chairman, and Mr. Neikrug, each of whom is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for compensation committee members. Each member of our Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. During 2021, the Compensation Committee met three times.
Nominating Committee
The Nominating Committee, formed in 2021, evaluates and nominates candidates for appointment or election to the Board, as applicable. The Board of Directors has adopted a charter for the Nominating Committee, which is available on our website, www.crimsonwinegroup.com. The Nominating Committee currently consists of Mr. Neikrug, who serves as the Chairman, Mr. Steinberg and Mr. Rollins, each of whom is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for nominating committee members. Each member of our Nominating Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.
The Nominating Committee is responsible for determining the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director (the “Director Criteria”). The Nominating Committee is also responsible for nominating qualified candidates to serve on the Board of Directors, taking into account the composition and skills of the entire Board and specifically ensuring a sufficient number of the members of the Board are financially literate. The Nominating Committee may, at its sole discretion, obtain third-party resources to assist in the process and make final director candidate recommendations to the Board. The basic qualifications that the Nominating Committee looks for in a Director include such factors as: integrity and accountability; informed judgment; peer respect; and high performance standards.
The Nominating Committee shall periodically review the appropriate skills and characteristics of members of the Board. While there is no formal policy for considering diversity when evaluating nominees, the Company is committed to considering qualified candidates with a diversity of experience and perspective, including diversity with respect to areas of expertise, gender, race, ethnicity, experience and geography. This assessment includes the following factors: diversity (including diversity of skills, background, and experience); business and professional background; financial literacy and expertise; availability and commitment; independence; and other criteria that the Committee or the full Board finds relevant. When searching for new director nominees, the Committee, as well as any third-party search firm that it engages, is committed to considering qualified candidates with a diversity of experience and perspective, including diversity with respect to areas of expertise, gender, race, ethnicity, experience, and geography. During 2021, the Nominating Committee met one time.

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

Stock Ownership Requirements

We do not have a formal stock ownership requirement, although two of our directors, Messrs. John D. Cumming and Joseph S. Steinberg, respectively, beneficially own approximately 14.9% and 13.8% of our outstanding common stock as of March 4, 2022.
Accounting and Tax Matters

In December 2019 and July 2021, option grants for 89,000 and 233,000 shares, respectively, were issued. As of December 31, 2021, 322,000 shares of option grants remained outstanding with no additional grants or stock activities related to exercises or expirations during the year. As of December 31, 2021, 35,600 shares of option grants vested and are exercisable. For additional information, refer to Note 12 “Stockholders’ Equity and Stock-Based Compensation”.

Executive Compensation

The following table shows, for fiscal years 2021 and 2020, all of the compensation earned by, awarded to or paid to our named executive officers (as defined by Item 402(m)(2) of Regulation S-K).

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Bonus	Option Awards	Other (2)	Total
Jennifer L. Locke	2021	$353,769	$—	$162,887	$16,645	$533,301
Chief Executive Officer	2020	$349,327	$—	$—	$15,353	$364,680
Karen L. Diepholz	2021	$303,041	$10,000	$120,931	$13,879	$447,851
Chief Financial Officer	2020	$301,866	$43,800	$—	$11,136	$356,802
Nicolas M.E. Quillé	2021	$290,091	$—	$120,931	$14,689	$425,711
Chief Operating Officer and Chief Winegrower	2020	$288,966	$44,800	$—	$15,688	$349,454
Mike S. Cekay	2021	$—	$—	$—	$—	$—
Senior Vice President of Sales(3)	2020	$36,808	$—	$—	$154,629	$191,437

(1)Base salary under employment agreements with subsequent increases at the Board of Directors' sole discretion.
(2)Includes 401k contributions, health club reimbursements and car allowances paid by the Company. For Mr. Cekay, this amount includes $150,468 in severance paid in 2020.
(3)Mike S. Cekay's employment with the Company was terminated on February 5, 2020.

2021 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards held by our named executive officers at December 31, 2021.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jennifer L. Locke	12/04/2019 (1)	35,600	53,400	$6.87	12/03/2026
	07/06/2021 (2)	—	66,000	$8.88	07/06/2028
Karen L. Diepholz	07/06/2021 (2)	—	49,000	$8.88	07/06/2028
Nicolas M.E. Quillé	07/06/2021 (2)	—	49,000	$8.88	07/06/2028

(1)These options vest in equal annual installments over five years on each one-year anniversary of the date of grant and expire after seven years.
(2)These options vest in four equal increments on each of January 4, 2022, January 4, 2023, January 4, 2024 and January 4, 2025, and expire after seven years.

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

Potential Payments on Termination or Change of Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s employment agreement if, as of December 31, 2021, their employment had been terminated (including termination in connection with a change in control). Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

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

Director Compensation

As approved in March 2013, our non-employee directors receive an annual retainer of $25,000 for serving on the Board of Directors and a per meeting fee of $2,500 for each Board, committee or shareholder meeting attended in person. Mr. Carlson receives an additional $26,000 annually for serving as Chairman of the Audit Committee, and Messers. Neikrug and Rollins receive an additional $17,000 annually for serving on the Audit Committee. Mr. Rollins receives an additional $26,000 annually for serving as the Chairman of the Compensation Committee and Mr. Neikrug receives an additional $17,000 annually for serving on the Compensation Committee. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings. In response to the adverse financial impact of COVID-19, several of the Company’s Directors voluntarily waived their fees in 2021. The 2021 director compensation for our non-employee directors is set forth below.

Director Compensation Table
Name	Fees paid in cash	Total
Directors
Avraham M. Neikrug(1)(2)	$86,500	$86,500
Douglas M. Carlson(1)	$73,500	$73,500
Luanne D. Tierney	$35,000	$35,000
Annette D. Alvarez-Peters(3)	$17,917	$17,917
Craig D. Williams(4)	$17,083	$17,083
John D. Cumming	$—	$—
Colby A. Rollins(1)(2)	$—	$—
Joseph S. Steinberg	$—	$—

(1)    Member of the Audit Committee.
(2)    Member of the Compensation Committee.
(3)    Ms. Alvarez-Peters was elected to the Board of Directors on May 5, 2021.
(4)    Mr. Williams resigned from the Board of Directors effective April 30, 2021.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
The Company's Board of Directors previously adopted an equity compensation plan, which allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and other stock-based awards, and performance-based compensation awards to its officers, employees, and non-employee directors. The equity compensation plan is approved by the Board of Directors and administered by the Compensation Committee, which is authorized to recommend the officers, employees and non-employee directors to whom awards will be granted, and to determine the type and amount of such awards. The maximum number of shares available for issuance under the plan is one million.

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	322,000	$8.32	678,000

The terms of equity compensation plans are described in Note 12 to the consolidated financial statements.

Present Beneficial Ownership

Set forth below is certain information as of March 4, 2022, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common shares, which is our only class of voting securities, (2) each director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by our directors and (5) all of our executive officers and directors as a group. The percentage ownership information under the column entitled “Percent of Class” is based on 22,524,185 shares of common stock outstanding as of March 4, 2022. Unless otherwise stated, (i) the business address of each person listed is c/o Crimson Wine Group, 5901 Silverado Trail, Napa, CA 94558 and (ii) each person and entity listed has sole voting power and sole dispositive power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Named directors and executive officers
John D. Cumming	3,350,021	(a)(h)(j)	14.9%
Joseph S. Steinberg	3,111,058	(b)(i)	13.8%
Jennifer L. Locke	52,100	(c)	0.2%
Nicolas M.E. Quillé	14,250	(d)	0.1%
Karen L. Diepholz	13,250	(d)	0.1%
Douglas M. Carlson	5,000		*
Avraham M. Neikrug	4,030	(e)	*
Colby A. Rollins	—		*
Luanne D. Tierney	—		*
Annette D. Alvarez-Peters	—		*
All directors and executive officers as a group (10)	6,549,709		29.1%
Charitable foundations and 5% or greater stockholder
Cumming Foundation	27,486	(f)	0.1%
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	33,000	(g)	0.1%
The Ian M. Cumming Charitable Lead Annuity Trust	2,410,828	(h)	10.7%
PO Box 4902
Jackson, WY 83001
Beck, Mack & Oliver LLC	1,898,117	(i)	8.4%
565 Fifth Avenue
New York, NY 10017
Mario J. Gabelli	1,225,503	(j)	5.4%
One Corporate Center
Rye, New York 10580-1435
* Less than 0.1%.

(a)Includes 939,193 (4.2%) shares owned directly by Mr. John D. Cumming and 2,410,828 (10.7%) shares owned by The Ian M. Cumming Charitable Lead Annuity Trust (the "CLAT").
(b)Includes 986,929 (4.4%) shares owned directly owned by Mr. Joseph S. Steinberg and 13,920 (less than 0.1%) shares of common stock beneficially owned by Mr. Steinberg’s wife and daughter, 1,786,627 (7.9%) shares of common stock held by corporations that are wholly owned by Mr. Steinberg, or held by corporations that are wholly owned by family trusts as to which Mr. Steinberg has sole voting and dispositive control, or held by such trusts, and 323,582 (1.4%) shares of common stock held in a trust for the benefit of Mr. Steinberg’s children as to which Mr. Steinberg may be deemed to be the beneficial owner.
(c)Amount represents shares issuable to Ms. Locke upon exercise of options that have vested as of March 4, 2022.
(d)Amounts include shares issuable to Mr. Quillé and Ms. Diepholz upon exercise of options that have vested (12,250 shares each) as of March 4, 2022.
(e)Includes 30 shares of common stock owned of record by Mr. Neikrug’s minor son.
(f)Mr. John D. Cumming is a trustee of the Cumming Foundation, a private charitable foundation, and disclaims beneficial ownership of the shares of common stock held by the foundation.
(g)Mr. Steinberg and his wife are the trustees of the charitable trust.  Mr. Steinberg and his wife disclaim beneficial ownership of the shares of common stock held by the charitable trust.
(h)Based on a Schedule 13D/A filed by the CLAT, Teton Holdings Corporation CCS (“Teton”), John D. Cumming, David Cumming and the Estate of Ian M. Cumming with the SEC on May 28, 2021. Teton is the trustee of the CLAT, and each of Mr. John D. Cumming and Mr. David Cumming owns a 50% interest in Teton and serves as a member of the board of directors and as a member of the investment committee of Teton. The CLAT and Teton reported sole voting and dispositive power over the 2,410,828 shares held by the CLAT, and each of Mr. John D. Cumming and Mr. David Cumming reported shared voting and dispositive power over the 2,410,828 shares held by the CLAT.
(i)Based on a Schedule 13G filed by Beck, Mack & Oliver LLC with the SEC on January 28, 2022.
(j)Based on a Schedule 13D filed by Mr. Gabelli with the SEC on March 3, 2016. All shares are held directly or indirectly in entities that Mr. Gabelli either controls or for which he acts as chief investment officer, including 345,000 shares (1.5%) owned by GAMCO Asset Management Inc., 370,503 shares (1.6%) owned by Gabelli Funds, LLC and 510,000 shares (2.3%) owned by Teton Advisors, Inc.

As of March 4, 2022, Cede & Co. held of record 18,391,529 shares of our common stock (approximately 81.7% of our total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.
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

Director Independence

The Board of Directors has determined that Messers. Cumming, Steinberg, Neikrug, Carlson, Rollins and Mses. Tierney and Alvarez-Peters are independent applying the NASDAQ Stock Market’s listing standards for independence.

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

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to our independent registered public accounting firm for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K, the review of financial statements included in the Company’s Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. Audit Related Fees include professional services for the audit of the Company’s 401K plan, including compliance with regulatory matters, consulting with respect to technical accounting and disclosure rules. For the years ended December 31, 2021 and 2020, BPM LLP, our independent registered public accounting firm did not perform any tax related services for the Company.
Fees paid to the Company’s independent public accountant associated with the 2021 and 2020 audit consisted of the following:

	Year Ended December 31,
	2021	2020
Audit fees (1)	$315,100	$429,300
Audit-related fees	11,000	10,500
Total	$326,100	$439,800

(1)Of the 2020 audit fees, approximately $145,800 are non-recurring billings for audit procedures related to the Company's restatement of its previously issued consolidated financial statements.

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
10.25
Form of Notice of Grant of Nonqualified Stock Options and Nonqualified Stock Option Award Agreement under the Crimson Group, Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 5, 2021).*

21.1	List of Subsidiaries of Crimson Wine Group, Ltd. (filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10–12G).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Financial statements from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.**
104	The cover page from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2021, formatted in Inline XBRL. **
*	Incorporated by reference.
**	Furnished herewith.
+	Management Employment Contract or Compensatory Plan/Arrangement.
±	List of exhibits and schedules to the Asset Purchase Agreement were omitted from the filing incorporated by reference. The Registrant hereby undertakes to furnish any such exhibits and schedules to the Commission supplementary upon request.

Item 16.       Form 10-K Summary.

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON WINE GROUP, LTD.

March 10, 2022	By:	/s/ Jennifer L. Locke
Name: Jennifer L. Locke
Title: Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 10, 2022 By:	/s/ Jennifer L. Locke	Chief Executive Officer
	Jennifer L. Locke	(Principal Executive Officer)

March 10, 2022 By:	/s/ Karen L. Diepholz	Chief Financial Officer
	Karen L. Diepholz	(Principal Financial and Accounting Officer)

March 10, 2022 By:	/s/ John D. Cumming	Chairman of the Board of Directors
John D. Cumming

March 10, 2022 By:	/s/ Annette D. Alvarez-Peters	Director
Annette D. Alvarez-Peters

March 10, 2022 By:	/s/ Douglas M. Carlson	Director
Douglas M. Carlson

March 10, 2022 By:	/s/ Avraham M. Neikrug	Director
Avraham M. Neikrug

March 10, 2022 By:	/s/ Colby A. Rollins	Director
Colby A. Rollins

March 10, 2022 By:	/s/ Joseph S. Steinberg	Director
Joseph S. Steinberg

March 10, 2022 By:	/s/ Luanne D. Tierney	Director
Luanne D. Tierney

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Crimson Wine Group, Ltd.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Crimson Wine Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2021, and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Inventory Valuation
As discussed in Notes 2 and 6 to the consolidated financial statements, inventory consists mainly of bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out basis. Costs associated with winemaking and manufacturing products for sale include costs incurred directly and indirectly in production which includes material, labor, and an allocation of overhead. As required, the Company reduces the carrying value of inventory that is obsolete or in excess of estimated usage, or for which cost exceeds sales price, to estimated net realizable value. Estimates of net realizable value include the Company’s analysis of market prices, historical usage, anticipated demand, alternative uses of its inventory, as well as other qualitative factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are charged to cost of sales. Inventory, net of write-downs of $1.8 million and $6.4 million, respectively, was $52.6 million and $57.6 million as of December 31, 2021 and 2020, respectively.
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
The primary procedures we performed to address the critical audit matter included the following: obtaining an understanding of the Company’s inventory write-down review process, including the assumptions and data underlying the valuation of excess and obsolete inventory, including inventory for which cost exceeds sales price, testing management’s process for developing the estimates of the adjustments for inventory, testing the completeness and accuracy of the underlying data used in the estimates, and evaluating management’s assumptions of forecasted product demand, which are affected by market and economic conditions outside the Company’s control. Evaluating management’s estimates for reasonableness involved considering historical sales by product and determining whether the demand forecast used was consistent with evidence obtained in other areas of the audit.

/s/ BPM LLP
Santa Rosa, California
March 10, 2022
We have served as the Company’s auditor since 2018.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$32,732	$29,314
Investments available for sale	12,493	8,507
Accounts receivable, net	6,572	7,906
Inventory	52,548	57,554
Other current assets	1,456	2,349
Assets held for sale	—	555
Total current assets	105,801	106,185
Property and equipment, net	111,439	113,683
Goodwill	1,262	1,262
Intangible assets and other non-current assets, net	8,322	9,238
Total non-current assets	121,023	124,183
Total assets	$226,824	$230,368
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$13,171	$9,419
Customer deposits	366	270
Current portion of long-term debt, net of unamortized loan fees	1,128	3,388
Total current liabilities	14,665	13,077
Long-term debt, net of current portion and unamortized loan fees	18,799	21,201
Deferred tax liability, net	748	477
Other non-current liabilities	9	93
Total non-current liabilities	19,556	21,771
Total liabilities	34,221	34,848
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 22,524,185 and 23,243,476 shares issued and outstanding at December 31, 2021 and 2020, respectively	225	232
Additional paid-in capital	277,719	277,550
Accumulated other comprehensive income	2	13
Accumulated deficit	(85,343)	(82,275)
Total stockholders’ equity	192,603	195,520
Total liabilities and stockholders’ equity	$226,824	$230,368

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2021	2020
Net sales (net of excise taxes of $671 and $594, respectively)	$68,918	$64,108
Cost of sales	38,865	44,416
Gross profit	30,053	19,692
Operating expenses:
Sales and marketing	15,658	14,250
General and administrative	13,122	11,369
Total operating expenses	28,780	25,619
Net loss on disposal of property and equipment	1,029	175
Restructuring costs	—	1,424
Impairment charges	—	1,347
Income (loss) from operations	244	(8,873)
Other (expense) income:
Interest expense, net	(1,015)	(1,094)
Gain on extinguishment of debt	3,863	—
Other income, net	359	472
Total other income (expense), net	3,207	(622)
Income (loss) before income taxes	3,451	(9,495)
Income tax provision (benefit)	286	(3,087)
Net income (loss)	$3,165	$(6,408)
Basic weighted-average shares outstanding	22,806	23,243
Fully diluted weighted-average shares outstanding	22,807	23,243
Basic and fully diluted earnings (loss) per share	$0.14	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2021	2020
Net income (loss)	$3,165	$(6,408)
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on investments arising during the period, net of tax	(11)	1
Comprehensive income (loss)	$3,154	$(6,407)

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2020
Net cash flows from operating activities:
Net income (loss)	$3,165	$(6,408)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization of property and equipment	6,264	6,981
Amortization of intangible assets	1,286	1,286
Loss on write-down of inventory	1,764	6,434
Provision for doubtful accounts	—	187
Net loss on disposal of property and equipment	1,029	175
Restructuring charges	—	1,424
Impairment charges	—	1,380
Deferred income tax provision (benefit)	274	(2,614)
Stock-based compensation	169	28
Gain on extinguishment of debt	(3,863)	—
Net change in operating assets and liabilities:
Accounts receivable	1,334	2,038
Inventory	3,242	5,476
Other current assets	1,014	(445)
Other non-current assets	(19)	180
Accounts payable and accrued liabilities	3,129	(2,247)
Customer deposits and other payables	109	(122)
Other non-current liabilities	(84)	(162)
Net cash provided by operating activities	18,813	13,591
Net cash flows from investing activities
Purchase of investments available for sale	(12,500)	(8,500)
Redemption of investments available for sale	8,500	10,000
Acquisition of property and equipment	(4,506)	(3,103)
Proceeds from disposals of property and equipment	206	1,945
Net cash (used in) provided by investing activities	(8,300)	342
Net cash flows from financing activities:
Proceeds from PPP term loan	—	3,820
Principal payments on long-term debt	(855)	(1,425)
Repurchase of common stock	(6,240)	—
Net cash (used in) provided by financing activities	(7,095)	2,395
Net increase in cash and cash equivalents	3,418	16,328
Cash and cash equivalents - beginning of year	29,314	12,986
Cash and cash equivalents - end of year	$32,732	$29,314
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$914	$1,558
Income tax payments, net	$—	$—
Non-cash investing and financing activity:
Unrealized holding (losses) gains on investments, net of tax	$(11)	$1
Acquisition of property and equipment accrued but not yet paid	$649	$35
PPP loan and accrued interest forgiven by the SBA	$3,863	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2019	23,243,476	$232	$277,522	$12	$(75,867)	$201,899
Net loss	—	—	—	—	(6,408)	(6,408)
Other comprehensive income	—	—	—	1	—	1
Stock-based compensation	—	—	28	—	—	28
Balance, December 31, 2020	23,243,476	232	277,550	13	(82,275)	195,520
Net income	—	—	—	—	3,165	3,165
Other comprehensive loss	—	—	—	(11)	—	(11)
Stock-based compensation	—	—	169	—	—	169
Repurchase of common stock	(719,291)	(7)	—	—	(6,233)	(6,240)
Balance, December 31, 2021	22,524,185	$225	$277,719	$2	$(85,343)	$192,603

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

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns 154 acres, and controls through leasing arrangements an additional two acres, of estate vineyards in five Napa Valley, California appellations – Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. Approximately 124 acres are currently planted.

Archery Summit was created by Crimson in 1993. Archery Summit owns 92 acres of estate vineyards in the Willamette Valley, Oregon. Approximately 68 acres are currently planted.

Double Canyon vineyard land was acquired in 2005 and is located in the Horse Heaven Hills of Washington’s Columbia Valley. In September 2017, Double Canyon completed construction of a 47,000 square-foot wine production facility in West Richland, Washington. As part of the Company's strategic initiatives targeted at supply chain management, Crimson completed its exit of the Double Canyon farming operations in January 2020.

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

Seven Hills Winery, which has been conducting operations since 1988, was acquired in January 2016 and is located in Walla Walla, Washington. Seven Hills Winery owns 74 acres of estate vineyards in the Walla Walla Valley, Washington. Approximately 60 acres are currently planted.

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

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or pricing for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. Inventory write-downs of $1.8 million and $6.4 million were recorded during the years ended December 31, 2021 and 2020, respectively. The majority of the decrease in inventory write-downs for the 2021 period as compared to the 2020 period was related to the $3.5 million recognized in the 2020 period for the 2020 vintage with smoke taint exposure from the 2020 wildfires.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. The Company recorded $0.6 million of asset disposals related to vineyard development during the year ended December 31, 2021 and there were no significant asset disposals related to vineyard development during the year ended December 31, 2020.

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

Recoverability of long-lived assets is measured using a comparison of the carrying amount of an asset group to the fair value or future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is described in Note 1 above. The Company recorded no impairment charges during the year ended December 31, 2021 and recorded $1.3 million of impairment charges during the year ended December 31, 2020 to write-down the carrying value of a portion of construction in progress expenses no longer viable to the long-term project related to renovations of tasting rooms and right-of-use lease asset related to the relocation of its administrative offices.

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

(c) Cash and cash equivalents: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. The Company had no short-term investments considered to be cash and cash equivalents at December 31, 2021 and 2020.

(d) Financial instruments and fair value: Investments available for sale include a U.S. Treasury Note and Certificates of Deposit at December 31, 2021 and 2020. All of the Company’s available for sale securities are classified as either Level 1 or Level 2 (see ‘Fair value hierarchy’ section below) and are recorded at fair value. Available for sale securities that mature greater than 12 months from original investment are recorded as short-term because the securities represent the investment of funds that are available for current operations. Net unrealized gains and losses, net of tax, on available for sale equity securities are recorded in other income (expense). Net unrealized gains and losses, net of tax, on available for sale debt securities are recorded in accumulated other comprehensive income (loss). Unrealized losses that are considered other than temporary are recorded in other income (expense), net, with the corresponding reduction to the carrying basis of the investment. No other than temporary losses were recorded during the two year period ended December 31, 2021.

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

(e) Accounts receivable: Accounts receivable are reported at net realizable value. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million as of both December 31, 2021 and 2020. Interest is not accrued on past-due amounts. Accounts are charged against the allowance to bad debt as they are deemed uncollectable based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends.

(f) Property and equipment: Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated using the straight-line method over the related assets estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Costs incurred developing vineyards are capitalized until the vineyard becomes commercially productive. Interest is capitalized during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. During the years ended December 31, 2021 and 2020, capitalized interest was less than $0.1 million.

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

(h) Concentrations of risk: The Company sells the majority of its wine through distributors and retailers. Receivables arising from these sales are not collateralized. During the year ended December 31, 2021, sales to one customer accounted for approximately 28% of total sales. Amounts due from this customer represented approximately 35% of net accounts receivable as of December 31, 2021. During the year ended December 31, 2020, sales to three customers accounted for approximately 15%, 13%, and 11% of total sales. Amounts due from these three customers represented approximately 17%, 18%, and 10% of net accounts receivable as of December 31, 2020.

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

(k) Taxes not on income: Excise taxes are levied by government agencies on the sale of alcoholic beverages, including wine. These taxes are not collected from customers but are instead the responsibility of the Company. Excise taxes of $0.7 million and $0.6 million in the years ended December 31, 2021 and 2020, respectively, were recognized as a reduction to wine sales. Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

(l) Advertising costs: Advertising costs are expensed as incurred and were $0.6 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

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

(p) Stock-based compensation: Equity awards issued in exchange for services rendered by the Company's employees, officers or directors are accounted for pursuant to ASC Topic 718, Compensation-Stock Compensation. The Company measures equity awards at fair value at their grant date. Compensation cost is recognized in general and administrative expenses over the vesting period. The Company estimates the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model. See Note 12 for more detail on stock-based compensation.

(q) Net earnings (loss) per share: The Company’s basic earnings (loss) per share amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated using the treasury stock method to reflect the assumed exercise of stock options for all potentially dilutive securities.

(r) Recent accounting pronouncements:

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

Refer to Note 15 “Business Segment Information,” for revenue by sales channel amounts for the years ended December 31, 2021 and 2020.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its consolidated balance sheets, and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2021 and 2020 years consisted primarily of wine club revenue, grape and bulk sales and event fees. Changes in the contract liability balance during the twelve months ended December 31, 2021 and 2020, were not materially impacted by any other factors.

The outstanding contract liability balances were $0.4 million at December 31, 2021 and $0.3 million at December 31, 2020. Of the amounts included in the opening contract liability balances at the beginning of each year, approximately $0.2 million and $0.3 million was recognized as revenue during both the twelve months ended December 31, 2021 and 2020.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectible based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company does not have any contract assets associated with the future right to invoice its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million at both December 31, 2021 and 2020.

4.Notes Receivable

Notes receivable consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Notes receivable, current (1)	$36	$—
Notes receivable, non-current (2)	405	—
Total	$441	$—
__________________________________________
(1) Reported within other current assets of the consolidated balance sheets
(2) Reported within other non-current assets of the consolidated balance sheets

In June 2021, the Company closed on the sale of 36 acres of fallow apple orchards located in Umatilla County, Oregon for an aggregate sale price of $0.6 million. Per the sales agreement, approximately $0.1 million was paid in cash at the closing of the asset sale with the Company financing the remainder of the purchase price in the form of a promissory note in the aggregate principal amount of $0.5 million. The note earns interest at a rate per annum of 5.00% with monthly principal and interest payments commencing July 2021. The note contains an arrangement for two balloon payments with the first balloon payment paid to the Company in December 2021 and the final balloon payment due to the Company on or before June 1, 2024.

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

5.     Restructuring

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

The Company paid $0.3 million in previously accrued employee related restructuring activities during the year ended December 31, 2021 to fully settle the remaining balances from December 31, 2020.

A roll forward of the liability recognized for employee related restructuring activities as of December 31, 2021 is as follows (in thousands):

	Balance at December 31, 2020	Additions	Payments	Balance at December 31, 2021
Employee related restructuring activity	$309	$—	$(309)	$—

6.    Inventory

A summary of inventory at December 31, 2021 and 2020 is as follows (in thousands):

	December 31, 2021	December 31, 2020
Finished goods	$26,362	$34,970
In-process goods	25,450	21,498
Packaging and bottling supplies	736	1,086
Total inventory	$52,548	$57,554

Inventory write-downs of $1.8 million and $6.4 million were recorded during the years ended December 31, 2021 and 2020, respectively. The Company’s inventory balances are presented net of inventory reserves of $1.3 million and $4.4 million at December 31, 2021 and 2020, respectively.

7.    Property and Equipment

A summary of property and equipment at December 31, 2021 and 2020, and depreciation and amortization for the years ended December 31, 2021 and 2020, is as follows (in thousands):

	Depreciable Lives
	(in years)	December 31, 2021	December 31, 2020
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	59,529	59,265
Winery and vineyard equipment	3-25	33,744	35,350
Vineyards and improvements	7-25	34,331	33,651
Caves	20-40	5,639	5,639
Vineyards under development	N/A	1,224	2,565
Construction in progress	N/A	4,229	2,169
Total		183,608	183,551
Accumulated depreciation and amortization		(72,169)	(69,868)
Total property and equipment, net		$111,439	$113,683

	Year ended December 31,
Depreciation and amortization:	2021	2020
Capitalized into inventory	$4,682	$5,331
Expensed to general and administrative	1,582	1,650
Total depreciation and amortization	$6,264	$6,981

During 2018, the Company began actively marketing 36 acres of fallow apple orchards in Umatilla County, Oregon for sale as it does not intend to replant these orchards with vineyards and subsequently reclassified $0.6 million from property and equipment to assets held for sale. In March 2021, the Company finalized a sales agreement to sell the land for $0.6 million. In accordance with ASC 360-10, this subsequent event revealed evidence of fair value and conditions existing as of the balance sheet date, December 31, 2020. In the fourth quarter of 2020, the Company recorded an additional impairment charge of less than $0.1 million to write down the carrying value of the fallow apple orchards to fair value less cost to sell. The impairment charges were recorded to other income (expense), net in the consolidated statements of operations. The sale of the fallow apple orchards closed in June 2021.

Also within in the fourth quarter of 2020, the Company recorded impairment charges totaling $1.1 million to write-down assets within construction in progress related to tasting room renovation projects.

8.    Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of December 31, 2021 and December 31, 2020 were as follows (in thousands):

December 31, 2021	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$12,500	$12,500	$—	$(7)	$—	$12,493	$12,493

December 31, 2020	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$8,500	$8,500	$7	$—	$—	$8,507	$8,507

Gross unrealized losses on available for sale securities were less than $0.1 million as of December 31, 2021. The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2021 and 2020, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of December 31, 2021, the Company has estimated the fair value of its outstanding debt to be approximately $21.8 million compared to its carrying value of $20.0 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of December 31, 2021 of 4.60% and 4.49% for the 2015 Term Loan and 2017 Term Loan, respectively, as further discussed in Note 11, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

9.    Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at December 31, 2021 and 2020, and amortization expense for the years ended December 31, 2021 and 2020, is as follows (in thousands):

		December 31, 2021			December 31, 2020
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$(11,092)	$6,908	$18,000	$(10,030)	$7,970
Distributor relationships	10 - 14	2,700	(2,025)	675	2,700	(1,829)	871
Legacy permits	14	250	(189)	61	250	(171)	79
Trademark	20	200	(133)	67	200	(123)	77
Total		$21,150	$(13,439)	$7,711	$21,150	$(12,153)	$8,997
Other non-current assets				611			241
Total intangible and other non-current assets, net				$8,322			$9,238

						Year Ended December 31,
Amortization expense						2021	2020
Total amortization expense						$1,286	$1,286

The estimated aggregate future amortization of intangible assets as of December 31, 2021 is identified below (in thousands):

Years Remaining:	Amortization
2022	$1,286
2023	1,286
2024	1,286
2025	1,168
2026	1,073
Thereafter	1,612
Total	$7,711

10.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Accounts payable and accrued grape liabilities	$5,689	$4,064
Accrued compensation related expenses	2,881	1,349
Sales and marketing	1,434	575
Acquisition of property and equipment	649	—
Accrued interest	268	26
Depletion allowance	1,300	1,514
Production and farming	445	1,188
Operating lease liability, current	—	161
Other accrued expenses	505	542
Total accounts payable and other accrued liabilities	$13,171	$9,419

11.    Debt

A summary of debt as of December 31, 2021 and 2020 is as follows (in thousands):

	December 31, 2021	December 31, 2020
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	12,160	12,640
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	7,875	8,250
Unsecured Term Loan Agreement due 2022, with an interest rate of 1.00% (4)	—	3,820
Unamortized loan fees	(108)	(121)
Total debt	19,927	24,589
Less current portion of long-term debt	1,128	3,388
Long-term debt due after one year, net	$18,799	$21,201
______________________________________
(1)    The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five years term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the London Interbank Offered Rate.
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified debt service coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of December 31, 2021.

A summary of debt maturities as of December 31, 2021 is as follows (in thousands):

Principal due in 2022	$1,140
Principal due in 2023	1,140
Principal due in 2024	1,140
Principal due in 2025	1,140
Principal due in 2026	1,140
Principal due thereafter	14,335
Total	$20,035

12.    Stockholders’ Equity and Stock-Based Compensation

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

Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model, with the following assumptions and values:

	December 2019 Grants	July 2021 Grants
Expected term	5.00 years	4.75 years
Expected dividend yield	—%	—%
Risk-free interest rate	1.6%	0.76%
Expected stock price volatility	22%	31%
Stock price	$6.90	$8.88
Weighted-average grant date fair value	$1.58	$2.47
Grant date fair value	$141,000	$575,000

A summary of stock option activity in 2021 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2021	89,000	$6.87
Granted	233,000	$8.88
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding, December 31, 2021	322,000	$8.32
Vested or expected to vest, December 31, 2021	322,000	$8.32
Exercisable, December 31, 2021	35,600	$6.87

($ in thousands)	2021	2020
Stock-based compensation expense	$169	$28
Income tax benefit	$(14)	$(9)
Total fair value of options vested during the year	$28	$28
Total intrinsic value of options outstanding at end of year	$123	$—
Total intrinsic value of options exercisable at end of year	$49	$—
Total weighted-average remaining vesting period in years	2.99 years	3.92 years
Total weighted-average remaining contractual life period in years (options outstanding)	6.08 years	5.92 years
Total weighted-average remaining contractual life period in years (options exercisable)	4.92 years	5.92 years

As of December 31, 2021, the total stock-based compensation expense not yet recognized is $517,000, which will be amortized through the remaining vesting periods of the outstanding options.

13.    Income Taxes

The provision (benefit) for income taxes for years ended December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
State income tax provision (benefit)
Current	$28	$51
Deferred	356	(671)
Total state income tax provision (benefit)	384	(620)
Federal income tax benefit
Current	—	(525)
Deferred	(98)	(1,942)
Total federal income tax benefit	(98)	(2,467)
Total income tax provision (benefit)	$286	$(3,087)

The Company's income tax returns are subject to examination in the U.S. federal and state jurisdictions. To the extent the Company has unutilized net operating loss (“NOL”) carryforwards, the statute of limitations does not begin to run until the NOL carryforwards are utilized. Therefore, for federal and state tax purposes, the Company has tax years open dating back to 2008. The Company currently has no unrecognized tax benefits, and it is not reasonably possible to estimate the amount by which that could increase in the next twelve months since the timing of examinations, if any, is unknown.

The principal components of deferred taxes at December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax asset
Federal NOL carryforward	$4,682	$4,373
California NOL carryforward	1,950	2,127
Inventory	80	(121)
Accrued vacation	199	153
Accrued severance	—	62
California alternative minimum tax credit	107	107
Other	215	409
Total deferred tax asset	7,233	7,110
Deferred tax liability
Property and equipment	(6,506)	(6,244)
Intangible assets and goodwill	(1,475)	(1,246)
Other	—	(97)
Total deferred tax liability	(7,981)	(7,587)
Net deferred tax liability, non-current	$(748)	$(477)

As of December 31, 2021, the amount and expiration dates of the Company’s NOL carryforwards are as follows (in thousands):

Federal
Carried forward indefinitely	$22,294

State
2027-2043	$28,301

Under certain circumstances, the ability to use the NOL carryforwards and credits could be substantially reduced if certain changes in ownership were to occur. In order to reduce this possibility, the Company’s certificate of incorporation includes a charter restriction that prohibits transfers of the Company’s common stock under certain circumstances.

On June 29, 2020, California signed AB 85 suspending California NOL utilization for tax year 2020 and 2021 for corporations with net business income of $1 million or more. In the event the Company is precluded from utilizing its NOLs during such years, the Company’s suspended NOLs in California will be extended an additional three years.

The table below reconciles the expected statutory income tax rate, presented in dollars, to the actual income tax provision (benefit) (in thousands):

	2021	2020
Expected federal income tax expense (benefit)	$725	$(1,994)
State income tax expense (benefit)	386	(631)
Non-taxable income from PPP loan forgiveness	(811)	—
NOL carryback - CARES Act	—	(182)
True-up to fixed assets	—	(239)
Other, net	(14)	(41)
Total	$286	$(3,087)

14.    Employee Benefit Plan

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The Company matches 25% of a participant’s salary deferral, subject to regulatory limitations. Total Company contributions to the plan were $0.3 million for each of the years ended December 31, 2021 and 2020.

15.    Business Segment Information

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the years ended December 31, 2021 and 2020, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Year Ended December 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$37,049	$33,849	$28,201	$26,415	$3,668	$3,844	$68,918	$64,108
Cost of sales	24,004	22,694	10,091	10,205	4,770	11,517	38,865	44,416
Gross profit (loss)	13,045	11,155	18,110	16,210	(1,102)	(7,673)	30,053	19,692
Operating expenses:
Sales and marketing	5,627	5,108	6,539	6,067	3,492	3,075	15,658	14,250
General and administrative	—	—	—	—	13,122	11,369	13,122	11,369
Total operating expenses	5,627	5,108	6,539	6,067	16,614	14,444	28,780	25,619
Net loss on disposal of property and equipment	71	—	191	—	767	175	1,029	175
Restructuring costs	—	—	—	—	—	1,424	—	1,424
Impairment charges	—	—	—	—	—	1,347	—	1,347
Income (loss) from operations	$7,347	$6,047	$11,380	$10,143	$(18,483)	$(25,063)	$244	$(8,873)

16.    Commitments and Contingencies

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

During the fourth quarter of 2020, the Company completed the relocation of its administrative offices from the leased location at 2700 Napa Valley Corporate Drive, Suite B, Napa, California 94558 to its wholly-owned winery, Pine Ridge Vineyards, located at 5901 Silverado Trail, Napa, California 94558. As a result, the Company recorded a full impairment of the carrying value of the associated right-of-use lease asset component as of December 31, 2020. On May 6, 2021, the Company reached an agreement with the lessor for an early lease termination. The terms of the agreement required the Company to continue to make lease payments through July 31, 2021. As this agreement represented a lease modification, the Company remeasured the lease liabilities based on the revised terms and recorded a gain on lease modification. The gain on lease modification was recorded to other income (expense), net in the consolidated statements of operations. The Company exercised its option to terminate the lease agreement as of July 31, 2021 with a written notice to the lessor. With July's lease payment representing the final payment, as of July 31, 2021, the Company has settled all obligations related to its office lease.

Supplemental balance sheet information related to leases is as follows (in thousands):

	December 31, 2021	December 31, 2020
Liabilities:
Accounts payable and accrued liabilities	$—	$161
Other non-current liabilities	—	94
Total operating lease liabilities	$—	$255

Weighted Average Remaining Lease Term
Operating leases	—	1.50 years
Weighted Average Discount Rate
Operating leases	—	5.22%

Base rent expense was $0.1 million and $0.2 million for each of the years ended December 31, 2021 and 2020, respectively. Of the base rent expense for each of the years ended December 31, 2021 and 2020, $0.1 million and $0.2 million relate to the lease liability referred to in this footnote for the years ended December 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities as part of operating cash flows was $0.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

Supply Contracts

To supplement a portion of the Company’s future grape requirements, long-term contracts are procured to purchase grapes from certain third parties and related parties of employees within the Company. The lengths of the contracts vary from one to ten years and although prices are pre-established, final payments are largely dependent on the grape quantities required by the Company and the availability of grapes that meet quality standards. If no grapes are produced that meet contractual quality standards, the grapes may be rejected, and no payment would be due. Based on grape contracts in place as of December 31, 2021, the maximum value of the contractual obligations through 2031 is estimated at approximately $8.1 million with less than $0.1 million from related parties. In addition to long-term contracts, the Company also purchases additional grapes and bulk wine under one-time purchase or short-term agreements.

The total of all grapes and bulk wine purchased was $7.4 million and $4.7 million for the years ended December 31, 2021 and 2020, respectively. Included in the totals of all grapes and bulk wine purchased are related party purchases of $0.4 million and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively.

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

2017 and 2020 Wildfires

In October 2017, significant wildfires broke out in Napa, Sonoma, and surrounding counties in Northern California. Operations at two of the Company’s properties, Pine Ridge Vineyards and Seghesio Family Vineyards, were temporarily impacted due to these wildfires and then resumed shortly thereafter. At the time of the wildfires, both properties had already harvested substantially all of their 2017 estate grapes. Certain inventory on hand was impacted by power losses and smoke damage which was covered under existing insurance policies. During 2018, the Company recognized $1.1 million in insurance proceeds of which $0.6 million was offset against inventory losses and $0.5 million was included in other income, net. In October 2019 and August 2020, the Company received an additional $0.2 million and $0.1 million, respectively, from insurance proceeds related to the October 2017 wildfires. The Company recorded both of the proceeds amounts in other income, net. Although the Company is pursuing additional settlements for insurance proceeds from the Company’s insurance policies, these amounts cannot be reasonably estimated at this time.

In August and September 2020, a series of major wildfires broke out in regions across the Western United States, including Napa and Sonoma counties in California, as well as Umatilla and Yamhill Counties in Oregon, where the Company has Direct to Consumer tasting rooms, farming operations, and wine-making facilities. Operations at some of the Company’s properties were impacted by smoke which caused damage to grapes at the vineyard properties and traffic reduction at the Company’s tasting rooms. In order to assess grape inventory losses, the Company sent grape samples to independent testing labs for evaluations. The Company recognized $3.5 million in inventory losses for the 2020 vintage during the twelve months ended December 31, 2020. The Company was selective in its evaluations of grape inventory for smoke taint damages in order to maintain its high standards for quality of wine. Some of the inventory losses and smoke damage to grapes are partially covered under existing crop insurance policies. During the twelve months ended December 31, 2021, the Company settled and recognized a total of $0.8 million from crop insurance proceeds related to loss claims for the 2020 wildfires and recorded the proceeds as an offset against inventory losses, which are reductions to cost of sales.

COVID-19

In March 2020, the COVID-19 outbreak was declared a national public health emergency which continues to affect the world and has adversely impacted global activity and contributed to significant economic declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and be followed by a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of the coronavirus outbreak. The outbreak has adversely impacted the Company’s tasting room visitations, On-Premise business, and special events. The outbreak presents uncertainty and risk with respect to the Company, its future performance and financial results.

As of March 16, 2020, with the exception of key operations personnel, the Company shifted its corporate office staff to remote workstations, which continues to be an effective transition to date. The Company will continue to operate remotely until management determines it is safe for employees to return to offices.

The Company has experienced some port shipping delays within its export shipments but does not anticipate significant impact or disruptions to its supply chain network. In order to mitigate against potential logistical challenges, the Company has effectively managed distributor inventory levels for its domestic wholesale business, which accounts for over 90% of the Company's total wholesale shipments.

On March 16, 2020, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. Following months of closures, each of the aforementioned states issued reopening guidelines and metrics that counties must achieve prior to businesses reopening. After remaining closed for nearly all of the second quarter of 2020 and complying with reopening guidelines, the Company’s tasting rooms reopened during June 2020 in limited capacity and operating hours, and with additional safety measures in place. In the first several weeks of July 2020, businesses located in several Northern California counties were required to shut down indoor dining and winery tasting rooms. In late July 2020, the State of Washington required the shutdown of wineries, regardless of whether food is served. During this period, while the State of Oregon allowed indoor wine tastings with noted restrictions, the Company’s Oregon-based tasting room, Archery Summit, operated almost entirely outdoors. Although outdoor operations were allowed to resume in August, COVID-19 containment measures and the 2020 wildfires limited the amount of traffic at the Company’s tasting rooms. In mid-November 2020, further government restrictions and shutdown orders were issued for the State of Oregon with California and Washington following suit in December 2020, resulting in either shutdowns or outdoor-only tastings for all of the Company’s tasting rooms. All of the Company’s tasting rooms were allowed to reopen in late January 2021 with varying impacts created by guidelines, restrictions, and tiered structures of each respective state in which the Company operates. The intermittent updates for each state and county caused operating capacity at each tasting room to fluctuate for most of 2021. Although capacity restrictions within the Company’s tasting rooms were lifted in the second half of June 2021, the Company continues to maintain a set of operating guidelines to protect the safety of all employees and guests, which may affect capacity and will vary based on estate experience and parameters.

All of the Company’s tasting rooms have been impacted by government orders and restrictions to significant and varying degrees at times. Management and staff at all estate locations have taken the appropriate steps to ensure a safe and enjoyable experience for all of the Company's guests and staff. In addition to limiting the number of guests and encouraging reservations, the Company has implemented various measures to prevent the spread of the virus including using available forms of PPE, screening employees and vendors before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees of CDC guidelines and recommendations.

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

17.    Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company's basic and diluted earnings (loss) per share:

	Year ended December 31,
($ and shares in thousands, except per share amounts)	2021	2020
Net income (loss)	$3,165	$(6,408)

Common shares:
Weighted-average number of common shares outstanding - basic	22,806	23,243
Dilutive effect of stock options outstanding	1	—
Weighted-average number of common shares outstanding - diluted	22,807	23,243

Earnings (loss) per share:
Basic	$0.14	$(0.28)
Diluted	$0.14	$(0.28)

Antidilutive stock options (1)	114	89
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

18.    Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined no other events have occurred that would require adjustments to its disclosures in the consolidated financial statements.