Form 10-Q
period 2022-03-31
Crimson Wine Group, Ltd
filed 2022-05-11
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

On May 6, 2022 there were 22,477,557 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$39,090	$32,732
Investments available for sale	5,985	12,493
Accounts receivable, net	7,249	6,572
Inventory	47,859	52,548
Other current assets	1,816	1,456
Total current assets	101,999	105,801
Property and equipment, net	110,656	111,439
Goodwill	1,262	1,262
Intangible and other non-current assets, net	7,991	8,322
Total non-current assets	119,909	121,023
Total assets	$221,908	$226,824
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$8,175	$13,171
Customer deposits	956	366
Current portion of long-term debt, net of unamortized loan fees	1,128	1,128
Total current liabilities	10,259	14,665
Long-term debt, net of current portion and unamortized loan fees	18,517	18,799
Deferred tax liability, net	685	748
Other non-current liabilities	9	9
Total non-current liabilities	19,211	19,556
Total liabilities	29,470	34,221
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 22,516,882 and 22,524,185 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	225	225
Additional paid-in capital	277,776	277,719
Accumulated other comprehensive (loss) income	(4)	2
Accumulated deficit	(85,559)	(85,343)
Total stockholders’ equity	192,438	192,603
Total liabilities and stockholders’ equity	$221,908	$226,824

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$18,623	$14,581
Cost of sales	11,528	8,940
Gross profit	7,095	5,641
Operating expenses:
Sales and marketing	3,739	3,045
General and administrative	3,298	3,458
Total operating expenses	7,037	6,503
Net loss on disposal of property and equipment	20	4
Income (loss) from operations	38	(866)
Other (expense) income:
Interest expense, net	(283)	(250)
Other income, net	27	50
Total other expense, net	(256)	(200)
Loss before income taxes	(218)	(1,066)
Income tax benefit	(61)	(219)
Net loss	$(157)	$(847)
Basic and fully diluted weighted-average shares outstanding	22,524	23,243
Basic and fully diluted loss per share	$(0.01)	$(0.04)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(157)	$(847)
Other comprehensive loss:
Net unrealized holding losses on investments arising during the period, net of tax	(6)	(5)
Comprehensive loss	$(163)	$(852)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net cash flows from operating activities:
Net loss	$(157)	$(847)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization of property and equipment	1,489	1,624
Amortization of intangible assets	321	321
Loss on write-down of inventory	741	652
Net loss on disposal of property and equipment	20	4
Benefit for deferred income taxes	(61)	(224)
Stock-based compensation	57	7
Net change in operating assets and liabilities:
Accounts receivable	(677)	1,252
Inventory	3,948	2,564
Other current assets	(360)	(157)
Other non-current assets	10	5
Accounts payable and accrued liabilities	(5,450)	(2,898)
Customer deposits	593	204
Other non-current liabilities	—	(45)
Net cash provided by operating activities	474	2,462
Net cash flows from investing activities:
Purchase of investments available for sale	(250)	(5,750)
Redemptions of investments available for sale	6,750	4,750
Acquisition of property and equipment	(280)	(205)
Proceeds from disposals of property and equipment	8	13
Net cash provided by (used in) investing activities	6,228	(1,192)
Net cash flows from financing activities:
Principal payments on long-term debt	(285)	(285)
Repurchase of common stock	(59)	—
Net cash used in financing activities	(344)	(285)
Net increase in cash and cash equivalents	6,358	985
Cash and cash equivalents - beginning of period	32,732	29,314
Cash and cash equivalents - end of period	$39,090	$30,299
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$288	$302
Income tax payments, net	$—	$—
Non-cash investing and financing activity:
Unrealized holding losses on investments, net of tax	$(6)	$(5)
Acquisition of property and equipment accrued but not yet paid	$454	$378

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Three Months Ended March 31, 2022
Balance, December 31, 2021	22,524,185	$225	$277,719	$2	$(85,343)	$192,603
Net loss	—	—	—	—	(157)	(157)
Other comprehensive loss	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	57	—	—	57
Repurchase of common stock	(7,303)	—	—	—	(59)	(59)
Balance, March 31, 2022	22,516,882	$225	$277,776	$(4)	$(85,559)	$192,438

Three Months Ended March 31, 2021
Balance, December 31, 2020	23,243,476	$232	$277,550	$13	$(82,275)	$195,520
Net loss	—	—	—	—	(847)	(847)
Other comprehensive loss	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	7	—	—	7
Balance, March 31, 2021	23,243,476	$232	$277,557	$8	$(83,122)	$194,675

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited consolidated financial statements for the year ended December 31, 2021, as filed with the SEC on Form 10-K (the “2021 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet at December 31, 2021 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2022. See Note 2 of the 2021 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

Subsequent to the filing of the 2021 Report, there were no accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that would have a material effect on Crimson’s unaudited interim condensed consolidated financial statements.

2.Revenue

Revenue Recognition

Revenue is recognized once performance obligations under the terms of the Company’s contracts with its customers have been satisfied; this occurs at a point in time when control of the promised product or service is transferred to customers. Generally, the majority of the Company’s contracts with its customers have a single performance obligation and are short term in nature. Revenue is measured in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company accounts for shipping and handling activities as costs to fulfill its promise to transfer the associated products. Accordingly, the Company records amounts billed for shipping and handling costs as a component of net sales, and classifies such costs as a component of cost of sales. The Company’s products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been material to the Company.

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

Direct to Consumer Segment

The Company sells its wine and other merchandise directly to consumers through wine club memberships, at the wineries’ tasting rooms and through its website (http://www.crimsonwinegroup.com), third-party websites, direct phone calls, and other online sales (“Ecommerce”).

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

The Company provides custom winemaking services at Double Canyon, Chamisal, and Pine Ridge’s winemaking facilities. Custom winemaking services are made under contracts with customers which include specific protocols, pricing, and payment terms and generally have a duration of less than one year. The customer retains title and control of the wine during the winemaking process. The Company recognizes revenue when contract specific performance obligations are met.

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

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three months ended March 31, 2022 and 2021.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets, and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2022 and 2021 years consisted primarily of wine club revenue, grape and bulk sales and event fees. Changes in the contract liability balance during the three-month periods ended March 31, 2022 and 2021, were not materially impacted by any other factors.

The outstanding contract liability balance was $1.0 million at March 31, 2022 and $0.4 million at December 31, 2021. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.1 million was recognized as revenue during both the three month periods ended March 31, 2022 and 2021.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectible based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million at both March 31, 2022 and December 31, 2021.

3.Notes Receivable

Notes receivable consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Notes receivable, current (1)	$36	$36
Notes receivable, non-current (2)	401	405
Total	$437	$441
__________________________________________
(1) Reported within other current assets of the unaudited interim condensed consolidated balance sheets
(2) Reported within other non-current assets of the unaudited interim condensed consolidated balance sheets

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

4.Inventory

A summary of inventory at March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$21,600	$26,362
In-process goods	25,471	25,450
Packaging and bottling supplies	788	736
Total inventory	$47,859	$52,548

Inventory write-downs of $0.7 million were recorded during both of the three month periods ended March 31, 2022 and 2021. The Company’s inventory balances are presented at the lower of cost or net realizable value.

5.Property and Equipment

A summary of property and equipment at March 31, 2022 and December 31, 2021, and depreciation and amortization for the three months ended March 31, 2022 and 2021, is as follows (in thousands):

	Depreciable Lives
	(in years)	March 31, 2022	December 31, 2021
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	60,194	59,529
Winery and vineyard equipment	3-25	33,947	33,744
Vineyards and improvements	7-25	34,411	34,331
Caves	20-40	5,639	5,639
Vineyards under development	N/A	1,202	1,224
Construction in progress	N/A	2,614	4,229
Total		182,919	183,608
Accumulated depreciation and amortization		(72,263)	(72,169)
Total property and equipment, net		$110,656	$111,439

	Three Months Ended March 31,
Depreciation and amortization:	2022	2021
Capitalized into inventory	$1,124	$1,222
Expensed to general and administrative	365	402
Total depreciation and amortization	$1,489	$1,624

6.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

March 31, 2022	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$6,000	$6,000	$—	$(15)	$—	$5,985	$5,985
December 31, 2021	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$12,500	$12,500	$—	$(7)	$—	$12,493	$12,493

Gross unrealized losses on available for sale securities were less than $0.1 million as of March 31, 2022. The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2022 and December 31, 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of March 31,

2022, the Company has estimated the fair value of its outstanding debt to be approximately $18.2 million compared to its carrying value of $19.8 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of March 31, 2022 of 6.08% and 5.98% for the 2015 Term Loan and 2017 Term Loan, respectively, as further discussed in Note 9, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

7.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at March 31, 2022 and December 31, 2021, and amortization expense for the three months ended March 31, 2022 and 2021, is as follows (in thousands):

		March 31, 2022			December 31, 2021
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$(11,358)	$6,642	$18,000	$(11,092)	$6,908
Distributor relationships	10-14	2,700	(2,073)	627	2,700	(2,025)	675
Legacy permits	14	250	(193)	57	250	(189)	61
Trademark	20	200	(136)	64	200	(133)	67
Total		$21,150	$(13,760)	$7,390	$21,150	$(13,439)	$7,711
Other non-current assets				601			611
Total intangible and other non-current assets, net				$7,991			$8,322

						Three Months Ended March 31,
Amortization expense						2022	2021
Total amortization expense						$321	$321

The estimated aggregate future amortization of intangible assets as of March 31, 2022 is identified below (in thousands):

Amortization
Remainder of 2022	$965
2023	1,286
2024	1,286
2025	1,168
2026	1,073
Thereafter	1,612
Total	$7,390

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable and accrued grape liabilities	$1,690	$5,689
Accrued compensation related expenses	1,862	2,881
Sales and marketing	715	1,434
Acquisition of property and equipment	454	649
Accrued interest	259	268
Depletion allowance	1,766	1,300
Production and farming	423	445
Other accrued expenses	1,006	505
Total accounts payable and accrued liabilities	$8,175	$13,171

9.Debt

A summary of debt at March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022	December 31, 2021
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	12,000	12,160
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	7,750	7,875
Unamortized loan fees	(105)	(108)
Total debt	19,645	19,927
Less current portion of long-term debt	1,128	1,128
Long-term debt due after one year, net	$18,517	$18,799
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified debt service coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of March 31, 2022.

A summary of debt maturities as of March 31, 2022 is as follows (in thousands):

Principal due the remainder of 2022	$855
Principal due in 2023	1,140
Principal due in 2024	1,140
Principal due in 2025	1,140
Principal due in 2026	1,140
Principal due thereafter	14,335
Total	$19,750

10. Stockholders' Equity and Stock-Based Compensation
Share Repurchase

On May 24, 2021, with the unanimous written consent of the Board of Directors, the Company repurchased an aggregate of 719,291 shares of its common stock at a purchase price of $8.65 per share for an aggregate purchase price of $6.2 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

In March 2022, the Company commenced a share repurchase program (the “2022 Repurchase Program”) that provided for the repurchase of up to $4.0 million of outstanding common stock. Under the 2022 Repurchase Program, any repurchased shares are constructively retired. During the three months ended March 31, 2022, the Company repurchased 7,303 shares of its common stock at an average purchase price of $8.08 per share for an aggregate purchase price of $0.1 million.

Stock-Based Compensation

In February 2013, the Company adopted the 2013 Omnibus Incentive Plan, which provides for the granting of up to 1,000,000 stock options or other common stock-based awards. The terms of awards that may be granted, including vesting and performance criteria, if any, will be determined by the Company’s Board of Directors.

In December 2019, under the Company’s 2013 Omnibus Incentive Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for an additional 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options vest in four equal increments on each of January 4, 2022, January 4, 2023, January 4, 2024 and January 4, 2025, and the options will expire seven years from the date of grant. In March 2022, stock option awards for an additional 500,000 shares were issued. The aggregate of 500,000 shares of options is divided into four tranches, subject to both performance-based vesting requirements and time-based vesting requirements and expire ten years from the date of grant. The performance-based vesting requirements are tied to annual or cumulative Adjusted EBITDA targets, as defined within the agreement. The Company believes it will achieve these targets and have recorded the related stock-based compensation for the three months ended March 31, 2022. The exercise price for all respective options was the closing price on the date of grant.

Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model, with the following assumptions and values:

	December 2019 Grants	July 2021 Grants	March 2022 Grants
Expected term	5.00 years	4.75 years	6.90 - 8.40 years
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.60%	0.76%	2.01%
Expected stock price volatility	22%	31%	27 - 28%
Stock price	$6.90	$8.88	$7.50
Weighted-average grant date fair value	$1.58	$2.47	$2.54 - 2.73
Grant date fair value (in thousands)	$141	$575	$1,331

As of March 31, 2022, options in respect of all 822,000 shares remained outstanding with no stock option exercises or expirations during the quarter. The share-based compensation expense for these grants is based on the grant date fair value, which will be recorded over the vesting period. $57 thousand and $7 thousand were recorded as share-based compensation expense for the three months ended March 31, 2022 and 2021, respectively. Share-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations.

11.Income Taxes
Consolidated income tax benefits for the three months ended March 31, 2022 and 2021 were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2022 and 2021, respectively.

The Company’s effective tax rates for the three months ended March 31, 2022 and 2021 were 28.7% and 20.6%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2022 was primarily attributable to state income taxes and other permanent items.

The Company does not have any amounts in its unaudited condensed consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions as of March 31, 2022.

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three months ended March 31, 2022 and 2021, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Net sales	$11,550	$8,190	$6,227	$5,967	$846	$424	$18,623	$14,581
Cost of sales	7,913	5,309	2,105	2,351	1,510	1,280	11,528	8,940
Gross profit (loss)	3,637	2,881	4,122	3,616	(664)	(856)	7,095	5,641
Operating expenses:
Sales and marketing	1,341	1,122	1,683	1,324	715	599	3,739	3,045
General and administrative	—	—	—	—	3,298	3,458	3,298	3,458
Total operating expenses	1,341	1,122	1,683	1,324	4,013	4,057	7,037	6,503
Net loss on disposal of property and equipment	—	—	—	—	20	4	20	4
Income (loss) from operations	$2,296	$1,759	$2,439	$2,292	$(4,697)	$(4,917)	$38	$(866)

13.Commitments and Contingencies

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

2017 and 2020 Wildfires

In October 2017, significant wildfires impacted the Company's operations and damaged its inventory. The Company has settled on several insurance claims since the time of the wildfires but anticipates additional settlements for insurance proceeds for amounts that cannot be reasonably estimated at this time.

In August and September 2020, a series of major wildfires broke out in regions across the Western United States, including Napa and Sonoma counties in California, as well as Umatilla and Yamhill Counties in Oregon. The wildfires and ensuing smoke caused damage to grapes at the vineyard properties and traffic reduction at the Company’s tasting rooms. Some of the inventory losses and smoke damage to grapes were partially covered under existing crop insurance policies. During 2021, the Company settled and recognized a total of $0.8 million from crop insurance proceeds related to loss claims for the 2020 wildfires and recorded the proceeds as an offset against inventory losses, which are reductions to cost of sales.

COVID-19

In March 2020, in response to the coronavirus disease ("COVID-19") outbreak, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. During 2020, the Company was challenged with several months of temporary closures and intermittent government restrictions impacting both operational capacities and steadiness throughout the year. All of the Company’s tasting rooms were allowed to reopen in late January 2021 with varying impacts created by the guidelines, restrictions, and tiered structures of each respective state in which the Company operates. The intermittent updates for each state and county caused operating capacity at each tasting room to fluctuate for most of 2021. Although capacity restrictions within the Company's tasting rooms were lifted in the second half of June 2021, the Company continues to maintain a set of operating guidelines to protect the safety of all employees and guests, which may affect capacity and will vary based on estate experience and parameters.

All of the Company’s tasting rooms have been impacted by government orders and restrictions to significant and varying degrees at times. Management and staff at all estate locations have taken the appropriate steps to ensure a safe and enjoyable experience for all guests and staff. In addition to limiting the number of guests and encouraging reservations, the Company has implemented various measures to prevent the spread of the virus including using available forms of personal protective equipment (“PPE”), screening employees and vendors before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees of Center for Disease Control (“CDC”) guidelines and recommendations.

The Company has experienced port shipping delays within its export shipments but does not anticipate significant impact or disruptions to its supply chain network. In order to mitigate against potential logistical challenges, the Company has effectively managed distributor inventory levels for its domestic wholesale business, which accounts for the majority of the Company's total wholesale shipments.

The extent of COVID-19’s impact on the Company’s financials and results of operations is currently unknown and will depend on future developments, including, but not limited to, the length of time that the pandemic continues, the emergence and severity of new variants, the effect of governmental regulations imposed in response to the pandemic, the availability of vaccines and potential hesitancy to utilize them, the effect on the demand for the Company’s products and supply chain, and how quickly and to what extent normal economic and operation conditions can resume. The Company cannot at this time predict the full impact of COVID-19 on its financial and operational results. Accordingly, the Company's current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in the 2021 Report for additional risks the Company faces due to the COVID-19 pandemic.

14.Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company's basic and diluted loss per share:

	Three Months Ended March 31,
($ and shares in thousands, except per share amounts)	2022	2021
Net loss	$(157)	$(847)

Common shares:
Weighted-average number of common shares outstanding - basic	22,524	23,243
Dilutive effect of stock options outstanding	—	—
Weighted-average number of common shares outstanding - diluted	22,524	23,243

Loss per share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

Antidilutive stock options (1)	822	89
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

15.Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the SEC (the “2021 Report”).

Quantities or results referred to as “current quarter” and “current three-month period” refer to the three months ended March 31, 2022.

Cautionary Statement for Forward-Looking Information

This MD&A and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, that include results of Crimson Wine Group, Ltd. and all of its subsidiaries further collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with GAAP for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding the Company's strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include those relating to the Company's financial condition, results of operations, plans, objectives, future performance and business. These statements are based upon information that is currently available to the Company and its management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. The Company's actual results may differ materially from the results discussed in or implied by such forward-looking statements.

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect the Company's actual results include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors in the 2021 Report. Readers should carefully review the risk factors described in the 2021 Report and in other documents that the Company files from time to time with the SEC.

Overview of Business

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, custom winemaking services, special event fees, tasting fees and non-wine retail sales.

The Company's wines are primarily sold to wholesale distributors, who then sell to retailers and restaurants. As permitted under federal and local regulations, the Company has also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the Ecommerce channel. Direct sales to consumers are more profitable for the Company as it is able to sell its products at a price closer to retail prices rather than the wholesale price sold to distributors. From time to time, the Company may sell grapes or bulk wine because the grapes or wine do not meet the quality standards for its products, market conditions have changed resulting in reduced demand for certain products, or because it may have produced more of a particular varietal than can be used. When these sales occur, they may result in a loss.

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

As of March 31, 2022, wine inventory includes approximately 0.5 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Impact of COVID-19 on Operations

In March 2020, in response to the outbreak of COVID-19, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. During 2020, the Company was challenged with several months of temporary closures and intermittent government restrictions impacting both operational capacities and steadiness throughout the year. All of the Company’s tasting rooms were allowed to reopen in late January 2021 with varying impacts created by the guidelines, restrictions, and tiered structures of each respective state in which the Company operates. The intermittent updates for each state and county caused operating capacity at each tasting room to fluctuate for most of 2021. Although capacity restrictions within the Company's tasting rooms were lifted in the second half of June 2021, the Company continues to maintain a set of operating guidelines to protect the safety of all employees and guests, which may affect capacity and will vary based on estate experience and parameters.

All of the Company’s tasting rooms have been impacted by government orders and restrictions to significant and varying degrees at times. Management and staff at all estate locations have taken the appropriate steps to ensure a safe and enjoyable experience for all guests and staff. In addition to limiting the number of guests and encouraging reservations, the Company has implemented various measures to prevent the spread of the virus including using available forms of PPE, screening employees and vendors before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees of CDC guidelines and recommendations.

The Company has experienced port shipping delays within its export shipments but does not anticipate significant impact or disruptions to its supply chain network. In order to mitigate against potential logistical challenges, the Company has effectively managed distributor inventory levels for its domestic wholesale business, which accounts for the majority of the Company's total wholesale shipments.

The Company has experienced both reductions and increases in consumer demand in various channels due to the ongoing COVID-19 pandemic in the three months ended March 31, 2022 and 2021 with a lesser impact to the current quarter as the world continues its efforts against the pandemic.

The Direct to Consumer segment includes retail sales in the tasting rooms, remote sites and on-site events, wine club sales, direct phone sales, Ecommerce sales, and other sales made directly to the consumer without the use of an intermediary. Tasting room sales have been negatively impacted during periods of closures and operating limitations. As restrictions were gradually lifted throughout 2021 and the first quarter of 2022, the Company experienced a rebound in visitor counts to its tasting rooms. Ecommerce sales were initially favorably impacted as consumers sought to purchase wines through an online platform to minimize human contact. As restrictions eased throughout 2021 and the first quarter of 2022, Ecommerce sales remained elevated over pre-pandemic levels but declined from the highs of 2020 in favor of consumers returning to traditional channels, including tasting rooms, bars, restaurants, and other hospitality locations.

The Wholesale segment includes all sales through a third party where prices are given at a wholesale rate. The Company sells wine (through distributors and directly) to restaurants, bars, and other hospitality locations (“On-Premise”). In 2020, demand for wines at On-Premise locations was reduced due to COVID-19 containment measures restricting consumers from visiting, as well as in many cases both the temporary and permanent closures of On-Premise venues. However, as restrictions continued to be lifted throughout 2021 and the first quarter of 2022, demand for wines at On-Premise locations started to rebound. The Company also sells wine (through distributors and directly) to supermarkets, grocery stores, liquor stores, and other chains, third-party Ecommerce and independent stores (“Off-Premise”). Demand for premium wines at Off-Premise locations has increased due to their classification as essential businesses that remained open during government imposed closings and/or restrictions due to COVID-19, as well as premiumization of at-home wine consumption. As On-Premise demand continues to recover, other than sales made through third-party Ecommerce, the Company has not observed a reversing trend in Off-Premise demand.

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

The extent of COVID-19’s impact on the Company's financials and results of operations is currently unknown and will depend on future developments, including, but not limited to, the length of time that the pandemic continues, the emergence and severity of new variants, the effect of governmental regulations imposed in response to the pandemic, the availability of vaccines and potential hesitancy to utilize them, the effect on the demand for its products and its supply chain, and how quickly and to what extent normal economic and operation conditions can resume. The Company cannot at this time predict the full impact of COVID-19 on its financial and operational results. Accordingly, the Company's current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in the 2021 Report for additional risks the Company faces due to the COVID-19 pandemic.

Seasonality

As discussed in the 2021 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. The Company anticipates similar trends in the future.

Climate Conditions and Extreme Weather Events

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates impacts of climate conditions and weather on its business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. During 2021, Crimson completed upgrades to its facilities to improve water resilience and fire mitigation measures with plans to advance these initiatives through improvements of irrigation and water systems over the next several years.

Following a historic wildfire season across California, Oregon, and Washington in 2020, the 2021 harvest was impacted by drought resulting in lower yields than historical averages. Compounded with the losses on the 2020 vintage, the lower yields of the 2021 vintage may cause upward pricing pressure on the bulk wine market in addition to increased costs for grapes produced by the Company. Depending on the wine, the production cycle from harvest to bottled sales is anywhere from one to three years.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net Sales

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Wholesale	$11,550	$8,190	$3,360	41%
Direct to Consumer	6,227	5,967	260	4%
Other	846	424	422	100%
Total net sales	$18,623	$14,581	$4,042	28%

Wholesale net sales increased $3.4 million, or 41%, in the current quarter as compared to the same quarter in 2021, with increases in both domestic and export wine sales. The increase in domestic wine sales was driven by a combination of the Company's execution of its growth strategies with the continued recovery of On-Premise sales. These factors drove an increased rate of sales of the Company's core wines, continued growth in new points of distributions, and timing of inventory fulfillment to distributors following strong depletions. The increase in export wine sales was driven by several large shipments to Europe and Canada as the Company continues to grow this channel and minimize delays with international shipping.

Direct to Consumer net sales increased $0.3 million, or 4%, in the current quarter as compared to the same quarter in 2021. The increase was primarily driven by higher sales in the tasting rooms and wine clubs as compared to the same quarter in 2021. Lower Ecommerce sales in the current quarter partially offset overall increase in DTC sales. An increase in visitors and higher spend per guest driven by the Company's elevated tasting experiences combined to drive higher tasting room sales. Sales for wine clubs increased in the current quarter driven by sales mix of higher average prices for wines sold and through increased order customizations. Ecommerce sales decreased in the current quarter as consumers shifted purchasing behaviors with the reopening of tasting rooms, retail and restaurants.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, increased $0.4 million, or 100%, in the current quarter as compared to the same quarter in 2021. The increase was primarily driven by higher tasting and event fee revenues and bulk sales. Higher tasting fee revenues were driven by the Company's premiumization of the wine tasting experiences and increased tasting room traffic.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Wholesale	$3,637	$2,881	$756	26%
Wholesale gross margin percentage	31%	35%
Direct to Consumer	4,122	3,616	506	14%
Direct to Consumer gross margin percentage	66%	61%
Other	(664)	(856)	192	22%
Total gross profit	$7,095	$5,641	$1,454	26%
Total gross margin percentage	38%	39%

Wholesale gross profit increased $0.8 million, or 26%, in the current quarter as compared to the same quarter in 2021 primarily driven by overall volume increase in wine sales. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 369 basis points primarily driven by a shift in sales mix towards wines with a higher cost vintage compared to the same quarter in 2021.

Direct to Consumer gross profit increased $0.5 million, or 14%, in the current quarter as compared to the same quarter in 2021. The increase was a result of higher sales in the tasting rooms and wine clubs when compared to the same quarter in 2021. Direct to Consumer gross margin percentage increased 560 basis points in the current quarter compared to the same quarter in 2021. The increase was primarily driven by a shift in sales channel mix driven by increased tasting rooms sales, and higher average prices of wine club shipments from increased order customizations compared to the same quarter of 2021.

“Other” includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross loss decreased $0.2 million, or 22% in the current quarter as compared to the same quarter in 2021 and is primarily driven by higher tasting and event fee revenues due to increased traffic at tasting rooms and improved margins on custom winemaking services, partially offset by higher inventory write-downs.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Sales and marketing	$3,739	$3,045	$694	23%
General and administrative	3,298	3,458	(160)	(5)%
Total operating expenses	$7,037	$6,503	$534	8%

Sales and marketing expenses increased $0.7 million, or 23%, in the current quarter as compared to the same quarter in 2021. The increase was primarily driven by higher compensation, advertising and promotional, and travel expenses compared to the same quarter in 2021.

General and administrative expenses decreased $0.2 million, or 5%, in the current quarter as compared to the same quarter in 2021 primarily due to nonrecurring costs of the prior year quarter related to the amended 2019 Annual Report on Form 10-K and amended 2020 Quarterly Reports on Form 10-Q, partially offset by increased professional services and compensation expenses related to stock grants when compared to the same quarter in 2021.

Other (Expense) Income

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change	% change
Interest expense, net	$(283)	$(250)	$(33)	(13)%
Other income, net	27	50	(23)	(46)%
Total other expense, net	$(256)	$(200)	$(56)	(28)%

Interest expense, net, increased less than $0.1 million, or 13%, in the current quarter compared to the same quarter in 2021. The increase was primarily driven by timing of patronage dividend received by the Company partially offset by lower interest expense on declining principal balances on the 2015 and 2017 Term Loans.

Other income, net, decreased less than $0.1 million, or 46%, in the current quarter compared to the same quarter in 2021. The decrease was primarily driven by lower interest income.
Income Tax Benefit

The Company’s effective tax rates for the three months ended March 31, 2022 and 2021 were 28.7% and 20.6%, respectively. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2022 was primarily attributable to state income taxes and other permanent items.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash and cash equivalents, investments in available for sale securities, funds generated from operations and bank borrowings. The Company’s primary cash needs are to fund working capital requirements and capital expenditures. Despite the negative effects of COVID-19 on its business, the Company has maintained adequate liquidity to meet working capital requirements, fund capital expenditures, meet payroll, and repay scheduled principal and interest payments on debt.

In response to the current macro-economic environment, the Company protected its financial position and liquidity as evidenced by the following items: the Company managed both operating expense and capital expenditure increases closely, limited discretionary spending, and actively managed its working capital, including supporting its business partners most impacted by the pandemic through extended terms and closely monitoring its customers’ solvency and its ability to collect from them. As a result, the Company believes that cash flows generated from operations and its cash, cash equivalents, and marketable securities balances, as well as its borrowing arrangements, will be sufficient to meet its presently anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months.

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

Term Loans

The Company's term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2022, $12.0 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (the “DCV Borrower” and, individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with the Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of March 31, 2022, $7.8 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to shareholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. Borrower was in compliance with all debt covenants as of March 31, 2022.

Consolidated Statements of Cash Flows

The following table summarizes the Company's cash flow activities for the three months ended March 31, 2022 and 2021 (in thousands):

Cash provided by (used in):	2022	2021
Operating activities	$474	$2,462
Investing activities	6,228	(1,192)
Financing activities	(344)	(285)

Cash provided by operating activities

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2022, consisting primarily of $0.2 million of net loss adjusted for $2.6 million of non-cash items and partially offset by $1.9 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, loss on the write-down of inventory, and amortization. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and an increase in accounts receivable and other current assets, partially offset by a decrease in inventory and increase in customer deposits and other payables.

Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2021, consisting primarily of $0.8 million of net loss adjusted for $2.4 million of non-cash items and $0.9 million net cash inflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, loss on the write-down of inventory, and amortization. The change in operating assets and liabilities was primarily due to a decrease in inventory and accounts receivable and increase in customer deposits and other payables, partially offset by a decrease in accounts payable and accrued liabilities and an increase in other current assets.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $6.2 million for the three months ended March 31, 2022, consisting primarily of the net redemptions of available for sale investments of $6.5 million, partially offset by capital expenditures of $0.3 million.

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2021, consisting primarily of the net purchases of available for sale investments of $1.0 million and capital expenditures of $0.2 million.

Cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2022 was $0.3 million, consisting primarily of the principal payments on the 2015 and 2017 Term Loans of $0.3 million and the repurchase of shares of the Company's common stock at an aggregate purchase price of less than $0.1 million.

Net cash used in financing activities for the three months ended March 31, 2021 was $0.3 million, which reflects the principal payments on the 2015 and 2017 Term Loans of $0.3 million.

Share Repurchases

On May 24, 2021, with the unanimous written consent of the Board of Directors, the Company repurchased an aggregate of 719,291 shares of its common stock at a purchase price of $8.65 per share for an aggregate purchase price of $6.2 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

In March 2022, the Company commenced a share repurchase program (the “2022 Repurchase Program”) that provided for the repurchase of up to $4.0 million of outstanding common stock. Under the 2022 Repurchase Program, any repurchased shares are constructively retired. During the three months ended March 31, 2022, the Company repurchased 7,303 shares at an aggregate purchase price of $0.1 million.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2021 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, Crimson may be involved in legal proceedings in the ordinary course of its business. Crimson is not currently involved in any legal or administrative proceedings individually or together that it believes are likely to have a significant adverse effect on its business, results of operations or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company's 2021 Report, which could materially affect its business, results of operations or financial condition. The risks described in the Company's 2021 Report are not the only risks it faces. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may eventually prove to materially adversely affect its business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended March 31, 2022 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans (millions)
January 1-31, 2022	—	—	—	—
February 1-28, 2022	—	—	—	—
March 1-31, 2022	7,303	$8.08	7,303	$3.9
Total	7,303

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.
104**	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

* Incorporated by reference
** Filed/furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	May 11, 2022	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer