Form 10-Q
period 2022-06-30
Crimson Wine Group, Ltd
filed 2022-08-10
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

On August 5, 2022 there were 22,360,558 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$39,196	$32,732
Investments available for sale	8,961	12,493
Accounts receivable, net	5,594	6,572
Inventory	46,736	52,548
Other current assets	1,626	1,456
Total current assets	102,113	105,801
Property and equipment, net	110,397	111,439
Goodwill	1,262	1,262
Intangible and other non-current assets, net	7,660	8,322
Total non-current assets	119,319	121,023
Total assets	$221,432	$226,824
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$8,756	$13,171
Customer deposits	625	366
Current portion of long-term debt, net of unamortized loan fees	1,128	1,128
Total current liabilities	10,509	14,665
Long-term debt, net of current portion and unamortized loan fees	18,235	18,799
Deferred tax liability, net	798	748
Other non-current liabilities	9	9
Total non-current liabilities	19,042	19,556
Total liabilities	29,551	34,221
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 22,389,463 and 22,524,185 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	224	225
Additional paid-in capital	277,877	277,719
Accumulated other comprehensive (loss) income	(23)	2
Accumulated deficit	(86,197)	(85,343)
Total stockholders’ equity	191,881	192,603
Total liabilities and stockholders’ equity	$221,432	$226,824

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$18,082	$17,391	$36,705	$31,972
Cost of sales	9,729	9,051	21,257	17,991
Gross profit	8,353	8,340	15,448	13,981
Operating expenses:
Sales and marketing	4,543	3,750	8,282	6,795
General and administrative	3,263	3,256	6,561	6,714
Total operating expenses	7,806	7,006	14,843	13,509
Net loss (gain) on disposal of property and equipment	107	(31)	127	(27)
Income from operations	440	1,365	478	499
Other (expense) income:
Interest expense, net	(94)	(181)	(377)	(431)
Gain on extinguishment of debt	—	3,863	—	3,863
Other income, net	99	208	126	258
Total other income (expense), net	5	3,890	(251)	3,690
Income before income taxes	445	5,255	227	4,189
Income tax expense	127	537	66	318
Net income	$318	$4,718	$161	$3,871
Basic weighted-average shares outstanding	22,450	22,943	22,486	23,092
Fully diluted weighted-average shares outstanding	22,450	22,947	22,487	23,092
Basic and fully diluted earnings per share	$0.01	$0.21	$0.01	$0.17

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$318	$4,718	$161	$3,871
Other comprehensive loss:
Net unrealized holding losses on investments arising during the period, net of tax	(19)	(1)	(25)	(6)
Comprehensive income	$299	$4,717	$136	$3,865

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Net cash flows from operating activities:
Net income	$161	$3,871
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	2,976	3,240
Amortization of intangible assets	643	643
Loss on write-down of inventory	926	711
Net loss (gain) on disposal of property and equipment	127	(27)
Provision for deferred income taxes	66	314
Stock-based compensation	158	14
Gain on extinguishment of debt	—	(3,863)
Net change in operating assets and liabilities:
Accounts receivable	978	1,407
Inventory	4,886	4,432
Other current assets	(170)	833
Other non-current assets	19	(48)
Accounts payable and accrued liabilities	(4,825)	(2,175)
Customer deposits	265	164
Other non-current liabilities	—	(83)
Net cash provided by operating activities	6,210	9,433
Net cash flows from investing activities:
Purchase of investments available for sale	(5,750)	(8,000)
Redemptions of investments available for sale	9,250	6,750
Acquisition of property and equipment	(1,678)	(1,269)
Proceeds from disposals of property and equipment	18	143
Net cash provided by (used in) investing activities	1,840	(2,376)
Net cash flows from financing activities:
Principal payments on long-term debt	(570)	(285)
Repurchase of common stock	(1,016)	(6,240)
Net cash used in financing activities	(1,586)	(6,525)
Net increase in cash and cash equivalents	6,464	532
Cash and cash equivalents - beginning of period	32,732	29,314
Cash and cash equivalents - end of period	$39,196	$29,846
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$568	$301
Income tax payments, net	$—	$—
Non-cash investing and financing activity:
Unrealized holding losses on investments, net of tax	$(25)	$(6)
Acquisition of property and equipment accrued but not yet paid	$401	$116

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total

Three Months Ended June 30, 2022
Balance, March 31, 2022	22,516,882	$225	$277,776	$(4)	$(85,559)	$192,438
Net income	—	—	—	—	318	318
Other comprehensive loss	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	101	—	—	101
Repurchase of common stock	(127,419)	(1)	—	—	(956)	(957)
Balance, June 30, 2022	22,389,463	$224	$277,877	$(23)	$(86,197)	$191,881

Three Months Ended June 30, 2021
Balance, March 31, 2021	23,243,476	$232	$277,557	$8	$(83,122)	$194,675
Net income	—	—	—	—	4,718	4,718
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	7	—	—	7
Repurchase of common stock	(719,291)	(7)	—	—	(6,233)	(6,240)
Balance, June 30, 2021	22,524,185	$225	$277,564	$7	$(84,637)	$193,159

Six Months Ended June 30, 2022
Balance, December 31, 2021	22,524,185	$225	$277,719	$2	$(85,343)	$192,603
Net income	—	—	—	—	161	161
Other comprehensive loss	—	—	—	(25)	—	(25)
Stock-based compensation	—	—	158	—	—	158
Repurchase of common stock	(134,722)	(1)	—	—	(1,015)	(1,016)
Balance, June 30, 2022	22,389,463	$224	$277,877	$(23)	$(86,197)	$191,881

Six Months Ended June 30, 2021
Balance, December 31, 2020	23,243,476	$232	$277,550	$13	$(82,275)	$195,520
Net income	—	—	—	—	3,871	3,871
Other comprehensive loss	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	14	—	—	14
Repurchase of common stock	(719,291)	(7)	—	—	(6,233)	(6,240)
Balance, June 30, 2021	22,524,185	$225	$277,564	$7	$(84,637)	$193,159

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

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2022. See Note 2 of the 2021 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

Subsequent to the filing of the 2021 Report, the Company evaluated Accounting Standards Update (“ASU”) 2022-01 through 2022-03 issued by the Financial Accounting Standards Board (“FASB”) and concluded none of the accounting pronouncements would have a material effect or are applicable to Crimson’s unaudited interim condensed consolidated financial statements.

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

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three and six months ended June 30, 2022 and 2021.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets, and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2022 and 2021 years consisted primarily of wine club revenue, grape and bulk sales and event fees. Changes in the contract liability balance during the six-month periods ended June 30, 2022 and 2021, were not materially impacted by any other factors.

The outstanding contract liability balance was $0.6 million at June 30, 2022 and $0.4 million at December 31, 2021. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.3 million and $0.2 million were recognized as revenue during the six month periods ended June 30, 2022 and 2021, respectively.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectible based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million at both June 30, 2022 and December 31, 2021.

3.Notes Receivable

Notes receivable consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Notes receivable, current (1)	$36	$36
Notes receivable, non-current (2)	396	405
Total	$432	$441
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

4.Inventory

A summary of inventory at June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$19,518	$26,362
In-process goods	25,886	25,450
Packaging and bottling supplies	1,332	736
Total inventory	$46,736	$52,548

As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, projected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or profitability for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. The Company's inventory write-downs may consist of reductions to bottled or bulk wine inventory as well as crop insurance proceeds from farming losses recorded as offsets against previously recognized write-downs.

Inventory write-downs of $0.2 million and $0.1 million were recorded during the three month periods ended June 30, 2022 and 2021, respectively. Inventory write-downs of $0.9 million and $0.7 million were recorded during the six month periods ended June 30, 2022 and 2021, respectively. The Company’s inventory balances are presented at the lower of cost or net realizable value.

5.Property and Equipment

A summary of property and equipment at June 30, 2022 and December 31, 2021, and depreciation and amortization for the three and six months ended June 30, 2022 and 2021, is as follows (in thousands):

	Depreciable Lives
	(in years)	June 30, 2022	December 31, 2021
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	60,548	59,529
Winery and vineyard equipment	3-25	33,921	33,744
Vineyards and improvements	7-25	34,411	34,331
Caves	20-40	5,639	5,639
Vineyards under development	N/A	1,554	1,224
Construction in progress	N/A	2,608	4,229
Total		183,593	183,608
Accumulated depreciation and amortization		(73,196)	(72,169)
Total property and equipment, net		$110,397	$111,439

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization:	2022	2021	2022	2021
Capitalized into inventory	$1,110	$1,213	$2,234	$2,435
Expensed to general and administrative	377	403	742	805
Total depreciation and amortization	$1,487	$1,616	$2,976	$3,240

6.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within two years or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

June 30, 2022	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$9,000	$9,000	$1	$(40)	$—	$8,961	$8,961
December 31, 2021	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$12,500	$12,500	$—	$(7)	$—	$12,493	$12,493

Gross unrealized losses on available for sale securities were less than $0.1 million as of June 30, 2022. The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of June 30, 2022 and December 31, 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of June 30, 2022, the Company has estimated the fair value of its outstanding debt to be approximately $16.7 million compared to its carrying value of $19.5 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of June 30, 2022 of 6.78% and 6.68% for the 2015 Term Loan and 2017 Term Loan, respectively, as further discussed in Note 9, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

7.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at June 30, 2022 and December 31, 2021, and amortization expense for the three and six months ended June 30, 2022 and 2021, is as follows (in thousands):

		June 30, 2022			December 31, 2021
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$(11,624)	$6,376	$18,000	$(11,092)	$6,908
Distributor relationships	10-14	2,700	(2,122)	578	2,700	(2,025)	675
Legacy permits	14	250	(198)	52	250	(189)	61
Trademark	20	200	(138)	62	200	(133)	67
Total		$21,150	$(14,082)	$7,068	$21,150	$(13,439)	$7,711
Other non-current assets				592			611
Total intangible and other non-current assets, net				$7,660			$8,322

				Three Months Ended June 30,		Six Months Ended June 30,
Amortization expense				2022	2021	2022	2021
Total amortization expense				$322	$322	$643	$643

The estimated aggregate future amortization of intangible assets as of June 30, 2022 is identified below (in thousands):

Amortization
Remainder of 2022	$643
2023	1,286
2024	1,286
2025	1,168
2026	1,073
Thereafter	1,612
Total	$7,068

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable and accrued grape liabilities	$2,311	$5,689
Accrued compensation related expenses	2,136	2,881
Sales and marketing	633	1,434
Acquisition of property and equipment	407	649
Accrued interest	258	268
Depletion allowance	1,613	1,300
Production and farming	602	445
Other accrued expenses	796	505
Total accounts payable and accrued liabilities	$8,756	$13,171

9.Debt

A summary of debt at June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022	December 31, 2021
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	11,840	12,160
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	7,625	7,875
Unamortized loan fees	(102)	(108)
Total debt	19,363	19,927
Less current portion of long-term debt	1,128	1,128
Long-term debt due after one year, net	$18,235	$18,799
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified debt service coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of June 30, 2022.

A summary of debt maturities as of June 30, 2022 is as follows (in thousands):

Principal due the remainder of 2022	$570
Principal due in 2023	1,140
Principal due in 2024	1,140
Principal due in 2025	1,140
Principal due in 2026	1,140
Principal due thereafter	14,335
Total	$19,465

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

In March 2022, the Company commenced a share repurchase program (the “2022 Repurchase Program”) that provided for the repurchase of up to $4.0 million of outstanding common stock. Under the 2022 Repurchase Program, any repurchased shares are constructively retired. During the six months ended June 30, 2022, the Company repurchased 134,722 shares of its common stock at an average purchase price of $7.52 per share for an aggregate purchase price of $1.0 million.

Stock-Based Compensation

In February 2013, the Company adopted the 2013 Omnibus Incentive Plan (the "2013 Plan"), which provides for the granting of up to 1,000,000 stock options or other common stock-based awards. In July 2022, upon the approval of the Company's Board of Directors and shareholders, the Company adopted the 2022 Omnibus Incentive Plan ("the 2022 Plan") to supersede and replace the 2013 Plan. The 2022 Plan provides for the granting of up to 678,000 stock options or other common stock-based awards. The terms of awards that may be granted, including vesting and performance criteria, if any, will be determined by the Company’s Board of Directors.

In December 2019, under the Company’s 2013 Omnibus Incentive Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for an additional 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options vest in four equal increments on each of January 4, 2022, January 4, 2023, January 4, 2024 and January 4, 2025, and the options will expire seven years from the date of grant. In March 2022, stock option awards for an additional 500,000 shares were issued. The options for the aggregate of 500,000 shares are divided into four tranches, subject to both performance-based vesting requirements and time-based vesting requirements and expire ten years from the date of grant. The performance-based vesting requirements are tied to annual or cumulative Adjusted EBITDA targets, as defined within the underlying option award agreement. The Company believes it will achieve these targets and has recorded the related stock-based compensation expense for the three and six months ended June 30, 2022. The exercise price for all respective options was the closing price on the date of grant.

Estimates of stock-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model, with the following assumptions and values:

	December 2019 Grants	July 2021 Grants	March 2022 Grants
Shares issued	89,000	233,000	500,000
Expected term	5.00 years	4.75 years	6.90 - 8.40 years
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.60%	0.76%	2.01%
Expected stock price volatility	22%	31%	27 - 28%
Stock price	$6.90	$8.88	$7.50
Weighted-average grant date fair value	$1.58	$2.47	$ 2.54 - 2.73
Grant date fair value (in thousands)	$141	$575	$1,331
As of June 30, 2022, options in respect of all 822,000 shares remained outstanding with no stock option exercises or expirations during the quarter. The stock-based compensation expense for these grants is based on the grant date fair value, which will be recorded over the vesting period. $102 thousand and $159 thousand were recorded as stock-based compensation expense for the three and six months ended June 30, 2022, respectively. $7 thousand and $14 thousand were recorded as stock-based compensation expense for the three and six months ended June 30, 2021, respectively. Stock-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations.

11.Income Taxes
The consolidated income tax expense for the three and six months ended June 30, 2022 and 2021, was determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2022 and 2021, respectively.
The Company’s effective tax rates for the three months ended June 30, 2022 and 2021 were 28.9% and 10.2%, respectively. The increase in the effective tax rate for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to the income exclusion of PPP loan forgiveness for federal income taxes during the three months ended June 30, 2021. The Company’s effective tax rates for the six months ended June 30, 2022 and 2021 were 29.1% and 7.6%, respectively. The increase in the effective tax rate for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to the income exclusion of PPP loan forgiveness for federal income taxes during the six months ended June 30, 2021.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2022 was primarily attributable to state income taxes and other permanent items.

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

The following tables outline the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Net sales	$9,423	$9,727	$7,494	$6,635	$1,165	$1,029	$18,082	$17,391
Cost of sales	6,194	5,844	2,630	2,440	905	767	9,729	9,051
Gross profit	3,229	3,883	4,864	4,195	260	262	8,353	8,340
Operating expenses:
Sales and marketing	1,465	1,142	1,965	1,530	1,113	1,078	4,543	3,750
General and administrative	—	—	—	—	3,263	3,256	3,263	3,256
Total operating expenses	1,465	1,142	1,965	1,530	4,376	4,334	7,806	7,006
Net loss (gain) on disposal of property and equipment	—	—	—	—	107	(31)	107	(31)
Income (loss) from operations	$1,764	$2,741	$2,899	$2,665	$(4,223)	$(4,041)	$440	$1,365

	Six Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Net sales	$20,973	$17,917	$13,721	$12,602	$2,011	$1,453	$36,705	$31,972
Cost of sales	14,107	11,153	4,735	4,791	2,415	2,047	21,257	17,991
Gross profit (loss)	6,866	6,764	8,986	7,811	(404)	(594)	15,448	13,981
Operating expenses:
Sales and marketing	2,806	2,264	3,648	2,854	1,828	1,677	8,282	6,795
General and administrative	—	—	—	—	6,561	6,714	6,561	6,714
Total operating expenses	2,806	2,264	3,648	2,854	8,389	8,391	14,843	13,509
Net loss (gain) on disposal of property and equipment	—	—	—	—	127	(27)	127	(27)
Income (loss) from operations	$4,060	$4,500	$5,338	$4,957	$(8,920)	$(8,958)	$478	$499

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

14.Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company's basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$318	$4,718	$161	$3,871

Common shares:
Weighted-average number of common shares outstanding - basic	22,450	22,943	22,486	23,092
Dilutive effect of stock options outstanding	—	4	1	—
Weighted-average number of common shares outstanding - diluted	22,450	22,947	22,487	23,092

Earnings per share:
Basic	$0.01	$0.21	$0.01	$0.17
Diluted	$0.01	$0.21	$0.01	$0.17

Antidilutive stock options (1)	822	—	540	89
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

Quantities or results referred to as “current quarter” and “current three and six-month period” refer to the three and six months ended June 30, 2022.

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

As of June 30, 2022, wine inventory includes approximately 0.4 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

All of the Company’s tasting rooms have been impacted by government orders and restrictions to significant and varying degrees at times. Management and staff at all estate locations have taken the appropriate steps to ensure a safe and enjoyable experience for all guests and staff. In addition to limiting the number of guests and encouraging reservations, the Company has implemented various measures to prevent the spread of the virus including using available forms of personal protective equipment ("PPE"), screening employees and vendors before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees of Center for Disease Control ("CDC") guidelines and recommendations.

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

The Company has experienced both reductions and increases in consumer demand in various channels due to the ongoing COVID-19 pandemic in the three and six months ended June 30, 2022 and 2021 with a lesser impact to the current period as the world continues its efforts against the pandemic.

The Direct to Consumer segment includes retail sales in the tasting rooms, remote sites and on-site events, wine club sales, direct phone sales, Ecommerce sales, and other sales made directly to the consumer without the use of an intermediary. Tasting room sales have been negatively impacted during periods of closures and operating limitations. As restrictions were gradually lifted throughout 2021 and the early part of 2022, the Company experienced a rebound in visitor counts to its tasting rooms. Ecommerce sales were initially favorably impacted as consumers sought to purchase wines through an online platform to minimize human contact. As restrictions eased throughout 2021 and the early part of 2022, Ecommerce sales remained elevated over pre-pandemic levels but declined from the highs of 2020 with consumers returning to traditional channels, including tasting rooms, bars, restaurants, and other hospitality locations.

The Wholesale segment includes all sales through a third party where prices are given at a wholesale rate. The Company sells wine (through distributors and directly) to restaurants, bars, and other hospitality locations (“On-Premise”). In 2020, demand for wines at On-Premise locations was reduced due to COVID-19 containment measures restricting consumers from visiting, as well as in many cases both the temporary and permanent closures of On-Premise venues. However, as restrictions continued to be lifted throughout 2021 and the early part of 2022, demand for wines at On-Premise locations started to rebound. The Company also sells wine (through distributors and directly) to supermarkets, grocery stores, liquor stores, and other chains, third-party Ecommerce and independent stores (“Off-Premise”). Demand for premium wines at Off-Premise locations has increased due to their classification as essential businesses that remained open during government imposed closings and/or restrictions due to COVID-19, as well as premiumization of at-home wine consumption. As On-Premise demand continues to recover, other than sales made through third-party Ecommerce, the Company has not observed a reversing trend in Off-Premise demand.

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

Inflation and Market Conditions

As the Company continues to grow sales, it expects gross profit to remain steady or increase if it is able to effectively manage cost of sales and operating expenses, subject to any volatility in the bulk wine markets, increased labor costs, and increased commodity costs, including dry goods and packaging materials. The Company continues to monitor the impact of inflation in an attempt to minimize its effects through pricing strategies and cost reductions. If, however, the Company's operations are impacted by significant inflationary pressures, it may not be able to completely offset increased costs through price increases on its products, negotiations with suppliers, cost reductions or production improvements.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net Sales

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Wholesale	$9,423	$9,727	$(304)	(3)%
Direct to Consumer	7,494	6,635	859	13%
Other	1,165	1,029	136	13%
Total net sales	$18,082	$17,391	$691	4%

Wholesale net sales decreased $0.3 million, or 3%, in the current quarter as compared to the same quarter in 2021, with a decrease in domestic wine sales of $1.0 million partially offset by an increase in export wine sales of $0.7 million. The quarter-over-quarter decrease in domestic wine sales is primarily related to timing of inventory fulfillment to distributors following large shipments in the first quarter. This timing impact to the current quarter is evident in the discussion of the Company's year-over-year growth for the six months ended June 30, 2022 financial results discussed in the next section. The increase in export wine sales was driven by several large shipments to Europe and Canada as the Company continues to grow this channel.

Direct to Consumer net sales increased $0.9 million, or 13%, in the current quarter as compared to the same quarter in 2021. The increase was primarily driven by higher sales through the wine clubs and in the tasting rooms as compared to the same quarter in 2021. Sales for wine clubs increased in the current quarter driven by price increases and sales mix. The Company's elevated tasting experiences drove higher tasting room sales through increased visitors and higher spend per guest. Ecommerce sales increased due to timing of marketing campaigns in the current quarter as compared to the same quarter in 2021. Ecommerce's sales growth continues to face challenges from the shift in consumer purchasing behaviors towards other sales channels.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, increased $0.1 million, or 13%, in the current quarter as compared to the same quarter in 2021. The increase was primarily driven by higher tasting and event fee revenues partially offset by lower bulk wine sales. Higher tasting and event fee revenues were driven by the Company's premiumization of the wine tasting experiences and increased tasting room traffic and private events.

Gross Profit

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Wholesale	$3,229	$3,883	$(654)	(17)%
Wholesale gross margin percentage	34%	40%
Direct to Consumer	4,864	4,195	669	16%
Direct to Consumer gross margin percentage	65%	63%
Other	260	262	(2)	1%
Total gross profit	$8,353	$8,340	$13	—%
Total gross margin percentage	46%	48%

Wholesale gross profit decreased $0.7 million, or 17%, in the current quarter as compared to the same quarter in 2021 primarily driven by a shift in sales mix towards wines with a higher cost vintage and lower volumes, partially offset by price increases. Compounded with the wildfire losses on the 2020 vintage, the lower yields of the 2021 vintage resulted in higher cost vintages on certain wines sold in the current period. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 565 basis points primarily driven by a shift in sales mix towards wines with a higher cost vintage partially offset by price increases when compared to the same quarter in 2021.

Direct to Consumer gross profit increased $0.7 million, or 16%, in the current quarter as compared to the same quarter in 2021. Gross margin percentage increased 168 basis points in the current quarter compared to the same quarter in 2021. Both increases were driven by higher wine club and tasting rooms sales compared to the same quarter of 2021.

“Other” includes a gross profit on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross profit was flat in the current quarter as compared to the same quarter in 2021 and is primarily driven by higher tasting and event fee revenues due to increased traffic at tasting rooms, mostly offset by nonrecurring insurance proceeds for smoke taint affected inventory received in the prior year quarter and higher inventory write-downs in the current quarter.

Operating Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Sales and marketing	$4,543	$3,750	$793	21%
General and administrative	3,263	3,256	7	—%
Total operating expenses	$7,806	$7,006	$800	11%

Sales and marketing expenses increased $0.8 million, or 21%, in the current quarter as compared to the same quarter in 2021. The increase was primarily driven by higher compensation, travel expenses, and hospitality operational expenses related to increased events compared to the same quarter in 2021. Increased compensation is driven by hospitality staffing related to increased traffic and volume, open positions in the prior year quarter, and increased accrued bonuses related to company performance.

General and administrative expenses were flat in the current quarter as compared to the same quarter in 2021 due to offsetting drivers. A decrease in expenses related to nonrecurring costs of the prior year quarter related to the amended 2019 Annual Report on Form 10-K and amended 2020 Quarterly Reports on Form 10-Q was offset by increased compensation expenses related to stock grants, increased costs under software as a service (SaaS) model, and reinstatement of previously voluntarily waived Board of Director fees when compared to the same quarter in 2021.

Other (Expense) Income

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change	% change
Interest expense, net	$(94)	$(181)	$87	48%
Gain on extinguishment of debt	—	3,863	(3,863)	100%
Other income, net	99	208	(109)	(52)%
Total other income, net	$5	$3,890	$(3,885)	100%

Interest expense, net, decreased less than $0.1 million, or 48%, in the current quarter compared to the same quarter in 2021. The decrease was primarily driven by timing of patronage dividend received by the Company and lower interest expense on declining principal balances on the 2015 and 2017 Term Loans.

Gain on extinguishment of debt was recognized for $3.9 million in the previous year during the three months ended June 30, 2021. The gain on extinguishment of debt was related to the PPP loan forgiveness approved by the SBA on June 14, 2021.

Other income, net, decreased less than $0.1 million, or 52%, in the current quarter compared to the same quarter in 2021. The decrease was primarily driven by a nonrecurring gain on lease modification recognized in the prior year quarter upon the Company's early termination agreement of the leased space previously used as the Company's corporate headquarters.

Income Tax Expense

The Company’s effective tax rates for the three months ended June 30, 2022 and 2021 were 28.9% and 10.2%, respectively. The increase in the effective tax rate for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to the income exclusion of PPP loan forgiveness for federal income taxes during the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net Sales

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Wholesale	$20,973	$17,917	$3,056	17%
Direct to Consumer	13,721	12,602	1,119	9%
Other	2,011	1,453	558	38%
Total net sales	$36,705	$31,972	$4,733	15%

Wholesale net sales increased $3.1 million, or 17%, in the current six month period as compared to the same period in 2021, with increases in both domestic and export wine sales. The increase in domestic wine sales was driven by a combination of the Company's execution of its growth strategies with the year-over-year recovery of On-Premise sales. These factors drove an increased rate of sales of the Company's core wines, continued growth in new points of distributions, and timing of inventory fulfillment to distributors following strong distributor sales at the end of 2021. The increase in export wine sales was driven by several large shipments to Europe and Canada as the Company continues to grow this channel.

Direct to Consumer net sales increased $1.1 million, or 9%, in the current six month period as compared to the same period in 2021. The increase was primarily driven by higher sales through the wine clubs and in the tasting rooms as compared to the same period in 2021. The increase in wine club and tasting room sales was partially offset by lower Ecommerce sales in the current period. Sales for wine clubs increased in the current period driven by price increases and sales mix. An increase in visitors and higher spend per guest driven by the Company's elevated tasting experiences combined to drive higher tasting room sales. Ecommerce sales decreased in the current period as compared to the same period in 2021 as consumers continued to shift purchasing behaviors with the reopening of tasting rooms, retail and restaurants.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, increased $0.6 million, or 38%, in the current six month period as compared to the same period in 2021. The increase was primarily driven by higher tasting and event fee revenues partially offset by lower bulk wine sales. Higher tasting and event fee revenues were driven by the Company's premiumization of the wine tasting experiences and increased tasting room traffic and private events.

Gross Profit

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Wholesale	$6,866	$6,764	$102	2%
Wholesale gross margin percentage	33%	38%
Direct to Consumer	8,986	7,811	1,175	15%
Direct to Consumer gross margin percentage	65%	62%
Other	(404)	(594)	190	32%
Total gross profit	$15,448	$13,981	$1,467	10%
Total gross margin percentage	42%	44%

Wholesale gross profit increased $0.1 million, or 2%, in the current six month period as compared to the same period in 2021 primarily driven by overall volume increase in wine sales and price increases, mostly offset by a shift in sales mix towards wines with a higher cost vintage. Compounded with the wildfire losses on the 2020 vintage, the lower yields of the 2021 vintage resulted in higher cost vintages on certain wines sold in the current period. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 501 basis points primarily driven by a shift in sales mix towards wines with a higher cost vintage compared to the same period in 2021.

Direct to Consumer gross profit increased $1.2 million, or 15%, in the current six month period as compared to the same period in 2021. The increase was a result of higher wine clubs and tasting rooms sales when compared to the same period in 2021. Direct to Consumer gross margin percentage increased 351 basis points in the current period compared to the same period in 2021. The increase was primarily driven by price increases and a shift in sales channel mix driven by higher wine clubs and tasting rooms sales as compared to the same period of 2021.

“Other” includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross loss decreased $0.2 million, or 32%, in the current six month period as compared to the same period in 2021 primarily driven by higher tasting and event fee revenues due to increased traffic at tasting rooms and improved margins on custom winemaking services, partially offset by nonrecurring insurance proceeds for smoke taint affected inventory received in the prior year period and higher inventory write-downs in the current period.

Operating Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Sales and marketing	$8,282	$6,795	$1,487	22%
General and administrative	6,561	6,714	(153)	(2)%
Total operating expenses	$14,843	$13,509	$1,334	10%

Sales and marketing expenses increased $1.5 million, or 22%, in the current six month period as compared to the same period in 2021. The increase was primarily driven by higher compensation, advertising and promotional, and travel expenses compared to the same period in 2021. Increased compensation is driven by hospitality staffing related to increased traffic and volume, open positions in the prior year, and increased accrued bonuses related to company performance.

General and administrative expenses decreased $0.2 million, or 2%, in the current six month period as compared to the same period in 2021 primarily due to nonrecurring costs of the prior year period related to the amended 2019 Annual Report on Form 10-K and amended 2020 Quarterly Reports on Form 10-Q, partially offset by increased compensation expenses related to stock grants and open positions in the prior year, increased costs under software as a service (SaaS) model, and reinstatement of previously voluntarily waived Board of Director fees when compared to the same period in 2021.

Other (Expense) Income

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change	% change
Interest expense, net	$(377)	$(431)	$54	13%
Gain on extinguishment of debt	—	3,863	(3,863)	100%
Other income, net	126	258	(132)	(51)%
Total other expense (income), net	$(251)	$3,690	$(3,941)	107%

Interest expense, net, decreased less than $0.1 million, or 13%, in the current six month period compared to the same period in 2021. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 and 2017 Term Loans.

Gain on extinguishment of debt was recognized for $3.9 million in the previous year during the six month period ended June 30, 2021. The gain on extinguishment of debt was related to the PPP loan forgiveness approved by the SBA on June 14, 2021.

Other income, net, decreased $0.1 million, or 51%, in the current six month period compared to the same period in 2021. The decrease was primarily driven by a nonrecurring gain on lease modification recognized in the prior year six month period upon the Company's early termination agreement of the leased space previously used as the Company's corporate headquarters.

Income Tax Expense

The Company’s effective tax rates for the six months ended June 30, 2022 and 2021 were 29.1% and 7.6%, respectively. The increase in the effective tax rate for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to the income exclusion of PPP loan forgiveness for federal income taxes during the six months ended June 30, 2021.

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

Term Loans

The Company's term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2022, $11.8 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (the “DCV Borrower” and, individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with the Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of June 30, 2022, $7.6 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to shareholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. Borrower was in compliance with all debt covenants as of June 30, 2022.

Consolidated Statements of Cash Flows

The following table summarizes the Company's cash flow activities for the six months ended June 30, 2022 and 2021 (in thousands):

Cash provided by (used in):	2022	2021
Operating activities	$6,210	$9,433
Investing activities	1,840	(2,376)
Financing activities	(1,586)	(6,525)

Cash provided by operating activities

Net cash provided by operating activities was $6.2 million for the six months ended June 30, 2022, consisting primarily of $0.2 million of net income adjusted for $4.9 million of non-cash items and $1.1 million net cash inflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, loss on the write-down of inventory, and amortization. The change in operating assets and liabilities was primarily due to a decrease in inventory and accounts receivable and increase in customer deposits and other payables, partially offset by a decrease in accounts payable and accrued liabilities and increase in other current assets.

Net cash provided by operating activities was $9.4 million for the six months ended June 30, 2021, consisting primarily of $3.9 million of net income adjusted for $1.0 million of non-cash items and $4.5 million net cash inflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, loss on the write-down of inventory, and amortization, partially offset by the gain on extinguishment of debt. The change in operating assets and liabilities was primarily due to a decrease in inventory, accounts receivable, and other current assets and increase in customer deposits and other payables, partially offset by a decrease in accounts payable and accrued liabilities and other non-current liabilities.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $1.8 million for the six months ended June 30, 2022, consisting primarily of the net redemptions of available for sale investments of $3.5 million, partially offset by capital expenditures of $1.7 million.

Net cash used in investing activities was $2.4 million for the six months ended June 30, 2021, consisting primarily of the net purchases of available for sale investments of $1.2 million and capital expenditures of $1.3 million, partially offset by proceeds from sale of the fallow apple orchards in Umatilla County, Oregon totaling $0.1 million which represents the down payment with the remaining balance of $0.5 million financed by the Company.

Cash used in financing activities

Net cash used in financing activities for the six months ended June 30, 2022 was $1.6 million, consisting primarily of the repurchase of shares of the Company's common stock at an aggregate purchase price of $1.0 million and the principal payments on the 2015 and 2017 Term Loans of $0.6 million.

Net cash used in financing activities for the six months ended June 30, 2021 was $6.5 million, consisting primarily of the repurchase of shares of the Company's common stock at an aggregate purchase price of $6.2 million and the principal payments on the 2015 and 2017 Term Loans of $0.3 million.

Share Repurchases

On May 24, 2021, with the unanimous written consent of the Board of Directors, the Company repurchased an aggregate of 719,291 shares of its common stock at a purchase price of $8.65 per share for an aggregate purchase price of $6.2 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

In March 2022, the Company commenced a share repurchase program (the “2022 Repurchase Program”) that provided for the repurchase of up to $4.0 million of outstanding common stock. Under the 2022 Repurchase Program, any repurchased shares are constructively retired. During the six months ended June 30, 2022, the Company repurchased 134,722 shares at an aggregate purchase price of $1.0 million.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2021 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended June 30, 2022 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans (millions)
April 1-30, 2022	31,676	$8.12	38,979	$3.7
May 1-31, 2022	68,531	$7.20	107,510	$3.2
June 1-30, 2022	27,212	$7.47	134,722	$3.0
Total	127,419

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1*	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.
104**	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

* Incorporated by reference
** Filed/furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	August 10, 2022	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer