Form 10-Q
period 2022-09-30
Crimson Wine Group, Ltd
filed 2022-11-09
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

On November 4, 2022 there were 22,257,208 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$35,799	$32,732
Investments available for sale	12,650	12,493
Accounts receivable, net	5,938	6,572
Inventory	53,994	52,548
Other current assets	2,245	1,456
Total current assets	110,626	105,801
Property and equipment, net	110,799	111,439
Goodwill	1,262	1,262
Intangible and other non-current assets, net	6,817	8,322
Total non-current assets	118,878	121,023
Total assets	$229,504	$226,824
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$17,308	$13,171
Customer deposits	1,625	366
Current portion of long-term debt, net of unamortized loan fees	1,128	1,128
Total current liabilities	20,061	14,665
Long-term debt, net of current portion and unamortized loan fees	17,953	18,799
Deferred tax liability, net	617	748
Other non-current liabilities	9	9
Total non-current liabilities	18,579	19,556
Total liabilities	38,640	34,221
Contingencies (Note 13)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 22,297,241 and 22,524,185 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	223	225
Additional paid-in capital	277,980	277,719
Accumulated other comprehensive (loss) income	(66)	2
Accumulated deficit	(87,273)	(85,343)
Total stockholders’ equity	190,864	192,603
Total liabilities and stockholders’ equity	$229,504	$226,824

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$16,686	$17,137	$53,391	$49,109
Cost of sales	9,134	9,557	30,391	27,548
Gross profit	7,552	7,580	23,000	21,561
Operating expenses:
Sales and marketing	4,552	3,875	12,834	10,670
General and administrative	3,313	3,081	9,874	9,795
Total operating expenses	7,865	6,956	22,708	20,465
Net loss (gain) on disposal of property and equipment	29	11	156	(16)
(Loss) income from operations	(342)	613	136	1,112
Other (expense) income:
Interest expense, net	(279)	(292)	(656)	(723)
Gain on extinguishment of debt	—	—	—	3,863
Other income, net	24	47	150	305
Total other (expense) income, net	(255)	(245)	(506)	3,445
(Loss) income before income taxes	(597)	368	(370)	4,557
Income tax (benefit) expense	(172)	84	(106)	402
Net (loss) income	$(425)	$284	$(264)	$4,155
Basic weighted-average shares outstanding	22,349	22,524	22,440	22,901
Fully diluted weighted-average shares outstanding	22,349	22,533	22,440	22,901
Basic and fully diluted (loss) earnings per share	$(0.02)	$0.01	$(0.01)	$0.18

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(425)	$284	$(264)	$4,155
Other comprehensive loss:
Net unrealized holding losses on investments arising during the period, net of tax	(43)	(1)	(68)	(7)
Comprehensive (loss) income	$(468)	$283	$(332)	$4,148

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Net cash flows from operating activities:
Net (loss) income	$(264)	$4,155
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization of property and equipment	4,475	4,810
Amortization of intangible assets	965	965
Loss on write-down of inventory	1,246	901
Net loss (gain) on disposal of property and equipment	156	(16)
(Benefit) provision for deferred income taxes	(106)	395
Stock-based compensation	261	89
Gain on extinguishment of debt	—	(3,863)
Net change in operating assets and liabilities:
Accounts receivable	634	(641)
Inventory	(2,692)	1,114
Other current assets	(808)	623
Other non-current assets	193	(49)
Accounts payable and accrued liabilities	3,661	3,792
Customer deposits	1,268	1,044
Other non-current liabilities	—	(84)
Net cash provided by operating activities	8,989	13,235
Net cash flows from investing activities:
Purchase of investments available for sale	(10,500)	(9,250)
Redemptions of investments available for sale	10,250	7,000
Acquisition of property and equipment	(3,565)	(2,310)
Principal payments received on notes receivable	366	7
Proceeds from disposals of property and equipment	50	195
Net cash used in investing activities	(3,399)	(4,358)
Net cash flows from financing activities:
Principal payments on long-term debt	(855)	(570)
Repurchase of common stock	(1,668)	(6,240)
Net cash used in financing activities	(2,523)	(6,810)
Net increase in cash and cash equivalents	3,067	2,067
Cash and cash equivalents - beginning of period	32,732	29,314
Cash and cash equivalents - end of period	$35,799	$31,381
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$845	$624
Income tax payments, net	$—	$—
Non-cash investing and financing activity:
Unrealized holding losses on investments, net of tax	$(68)	$(7)
Acquisition of property and equipment accrued but not yet paid	$476	$302

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total

Three Months Ended September 30, 2022
Balance, June 30, 2022	22,389,463	$224	$277,877	$(23)	$(86,197)	$191,881
Net loss	—	—	—	—	(425)	(425)
Other comprehensive loss	—	—	—	(43)	—	(43)
Stock-based compensation	—	—	103	—	—	103
Repurchase of common stock	(92,222)	(1)	—	—	(651)	(652)
Balance, September 30, 2022	22,297,241	$223	$277,980	$(66)	$(87,273)	$190,864

Three Months Ended September 30, 2021
Balance, June 30, 2021	22,524,185	$225	$277,564	$7	$(84,637)	$193,159
Net income	—	—	—	—	284	284
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	75	—	—	75
Balance, September 30, 2021	22,524,185	$225	$277,639	$6	$(84,353)	$193,517

Nine Months Ended September 30, 2022
Balance, December 31, 2021	22,524,185	$225	$277,719	$2	$(85,343)	$192,603
Net loss	—	—	—	—	(264)	(264)
Other comprehensive loss	—	—	—	(68)	—	(68)
Stock-based compensation	—	—	261	—	—	261
Repurchase of common stock	(226,944)	(2)	—	—	(1,666)	(1,668)
Balance, September 30, 2022	22,297,241	$223	$277,980	$(66)	$(87,273)	$190,864

Nine Months Ended September 30, 2021
Balance, December 31, 2020	23,243,476	$232	$277,550	$13	$(82,275)	$195,520
Net income	—	—	—	—	4,155	4,155
Other comprehensive loss	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	89	—	—	89
Repurchase of common stock	(719,291)	(7)	—	—	(6,233)	(6,240)
Balance, September 30, 2021	22,524,185	$225	$277,639	$6	$(84,353)	$193,517

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

Crimson Wine Group, Ltd. and its subsidiaries (collectively, “Crimson” or the “Company”) is a Delaware corporation that has been conducting business since 1991. Crimson is in the business of producing and selling luxury wines (i.e., wines that retail for over $15 per 750ml bottle). Crimson is headquartered in Napa, California and through its subsidiaries owns seven primary wine estates and brands: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards, Seghesio Family Vineyards, Double Canyon, Seven Hills Winery and Malene Wines.

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

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2022. See Note 2 of the 2021 Report for a description of the Company’s significant accounting policies.

Reclassifications

A reclassification related to the principal payments received on notes receivable has been made to the statements of cash flows of prior period unaudited interim condensed consolidated financial statements to conform to current period presentation. The reclassification had no impact on previously reported condensed consolidated balance sheets or statements of operations.

Recent Accounting Pronouncements

Subsequent to the filing of the 2021 Report, the Company evaluated Accounting Standards Update (“ASU”) 2022-01 through 2022-04 issued by the Financial Accounting Standards Board (“FASB”) and concluded none of the accounting pronouncements would have a material effect or are applicable to Crimson’s unaudited interim condensed consolidated financial statements.

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

Wholesale Segment

The Company sells its wine to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the wine from the Company’s third-party warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 120 days. The Company pays depletion allowances to its wholesale distributors based on their sales to their customers. The Company estimates these depletion allowances and records such estimates in the same period the related revenue is recognized, resulting in a reduction of wholesale product revenue and the establishment of a current liability. Subsequently, wholesale distributors will bill the Company for actual depletion allowances, which may be different from the Company’s estimate. Any such differences are recognized in sales when the bill is received. The Company has historically been able to estimate depletion allowances without significant differences between actual and estimated expense.

Direct to Consumer Segment

The Company sells its wine and other merchandise directly to consumers through wine club memberships, at the wineries’ tasting rooms and through its website, third-party websites, direct phone calls, and other online sales (“Ecommerce”).

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

Other

From time to time, the Company sells grapes or bulk wine because the grapes or wine do not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have purchased or produced more of a particular varietal than it can use. Grape and bulk sales are made under contracts with customers which include product specification requirements, pricing and payment terms. Payment terms under grape contracts are generally structured around the timing of the harvest of the grapes and are generally due 30 days from the time the grapes are delivered. Payment terms under bulk wine contracts are generally 30 days from the date of shipment and may include an upfront payment upon signing of the sales agreement. The Company transfers control and recognizes revenue for grape sales when product specification has been met and title to the grapes has transferred, which is generally on the date the grapes are harvested, weighed and shipped. The Company transfers control and recognizes revenue for bulk wine contracts upon shipment.

The Company provides custom winemaking services at Double Canyon, Chamisal Vineyards, and Pine Ridge Vineyard’s winemaking facilities. Custom winemaking services are made under contracts with customers which include specific protocols, pricing, and payment terms and generally have a duration of less than one year. The customer retains title and control of the wine during the winemaking process. The Company recognizes revenue when contract specific performance obligations are met.

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

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three and nine months ended September 30, 2022 and 2021.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets, and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2022 and 2021 years consisted primarily of wine club revenue, grape and bulk sales and event fees. Changes in the contract liability balance during the nine-month periods ended September 30, 2022 and 2021, were not materially impacted by any other factors.

The outstanding contract liability balance was $1.6 million at September 30, 2022 and $0.4 million at December 31, 2021. The Company has a higher outstanding contract liability balance at September 30, 2022 due to timing of wine club shipment being towards the end of the third quarter with less time for revenue recognition compared to earlier in the period for the fourth quarter shipment with more time for revenue recognition through December 31, 2021. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.3 million and $0.2 million were recognized as revenue during the nine month periods ended September 30, 2022 and 2021, respectively.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectible based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness, and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million at both September 30, 2022 and December 31, 2021.

3.Notes Receivable

Notes receivable consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Notes receivable, current (1)	$32	$36
Notes receivable, non-current (2)	43	405
Total	$75	$441
__________________________________________
(1) Reported within other current assets of the unaudited interim condensed consolidated balance sheets
(2) Reported within other non-current assets of the unaudited interim condensed consolidated balance sheets

In June 2021, the Company closed on the sale of 36 acres of fallow apple orchards located in Umatilla County, Oregon for an aggregate sale price of $0.6 million. Per the sales agreement, approximately $0.1 million was paid in cash at the closing of the asset sale with the Company financing the remainder of the purchase price in the form of a promissory note in the aggregate principal amount of $0.5 million. The note earns interest at a rate per annum of 5.00% with monthly principal and interest payments commencing July 2021. The note contains an arrangement for two balloon payments with the first balloon payment paid to the Company in December 2021 and the final balloon payment due to the Company on or before June 1, 2024. In July 2022, the borrower paid the remaining balance of the note executing an early payoff.

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

4.Inventory

A summary of inventory at September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$22,260	$26,362
In-process goods	30,815	25,450
Packaging and bottling supplies	919	736
Total inventory	$53,994	$52,548

As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, projected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or profitability for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. The Company’s inventory write-downs may consist of reductions to bottled or bulk wine inventory as well as crop insurance proceeds from farming losses recorded as offsets against previously recognized write-downs.

Inventory write-downs of $0.3 million and $0.2 million were recorded during the three month periods ended September 30, 2022 and 2021, respectively. Inventory write-downs of $1.2 million and $0.9 million were recorded during the nine month periods ended September 30, 2022 and 2021, respectively. The Company’s inventory balances are presented at the lower of cost or net realizable value.

5.Property and Equipment

A summary of property and equipment at September 30, 2022 and December 31, 2021, and depreciation and amortization for the three and nine months ended September 30, 2022 and 2021, is as follows (in thousands):

	Depreciable Lives
	(in years)	September 30, 2022	December 31, 2021
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	60,754	59,529
Winery and vineyard equipment	3-25	34,694	33,744
Vineyards and improvements	7-25	34,411	34,331
Caves	20-40	5,639	5,639
Vineyards under development	N/A	1,984	1,224
Construction in progress	N/A	2,883	4,229
Total		185,277	183,608
Accumulated depreciation and amortization		(74,478)	(72,169)
Total property and equipment, net		$110,799	$111,439

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization:	2022	2021	2022	2021
Capitalized into inventory	$1,118	$1,169	$3,352	$3,604
Expensed to general and administrative	381	401	1,123	1,206
Total depreciation and amortization	$1,499	$1,570	$4,475	$4,810

6.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

September 30, 2022	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$12,750	$12,750	$—	$(100)	$—	$12,650	$12,650
December 31, 2021	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$12,500	$12,500	$—	$(7)	$—	$12,493	$12,493

Gross unrealized losses on available for sale securities were less than $0.1 million as of September 30, 2022. The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of September 30, 2022 and December 31, 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of September 30, 2022, the Company has estimated the fair value of its outstanding debt to be approximately $14.9 million compared to its carrying value of $19.2 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA as of September 30, 2022 of 7.73% and 7.64% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 9, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

7.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at September 30, 2022 and December 31, 2021, and amortization expense for the three and nine months ended September 30, 2022 and 2021, is as follows (in thousands):

		September 30, 2022			December 31, 2021
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$(11,889)	$6,111	$18,000	$(11,092)	$6,908
Distributor relationships	10-14	2,700	(2,172)	528	2,700	(2,025)	675
Legacy permits	14	250	(202)	48	250	(189)	61
Trademark	20	200	(141)	59	200	(133)	67
Total		$21,150	$(14,404)	$6,746	$21,150	$(13,439)	$7,711
Other non-current assets				71			611
Total intangible and other non-current assets, net				$6,817			$8,322

				Three Months Ended September 30,		Nine Months Ended September 30,
Amortization expense				2022	2021	2022	2021
Total amortization expense				$322	$322	$965	$965

The estimated aggregate future amortization of intangible assets as of September 30, 2022 is identified below (in thousands):

Amortization
Remainder of 2022	$321
2023	1,286
2024	1,286
2025	1,168
2026	1,073
Thereafter	1,612
Total	$6,746

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable and accrued grape liabilities	$9,672	$5,689
Accrued compensation related expenses	3,279	2,881
Sales and marketing	843	1,434
Acquisition of property and equipment	243	649
Accrued interest	256	268
Depletion allowance	1,117	1,300
Production and farming	1,189	445
Other accrued expenses	709	505
Total accounts payable and accrued liabilities	$17,308	$13,171

9.Debt

A summary of debt at September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022	December 31, 2021
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	11,680	12,160
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	7,500	7,875
Unamortized loan fees	(99)	(108)
Total debt	19,081	19,927
Less current portion of long-term debt	1,128	1,128
Long-term debt due after one year, net	$17,953	$18,799
______________________________________
(1)    The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and a base rate or the London Interbank Offered Rate, as applicable.
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified debt service coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of September 30, 2022.

A summary of debt maturities as of September 30, 2022 is as follows (in thousands):

Principal due the remainder of 2022	$285
Principal due in 2023	1,140
Principal due in 2024	1,140
Principal due in 2025	1,140
Principal due in 2026	1,140
Principal due thereafter	14,335
Total	$19,180

10. Stockholders' Equity and Stock-Based Compensation
Share Repurchase

On May 24, 2021, with the unanimous written consent of the Company’s Board of Directors (the “Board of Directors”), the Company repurchased an aggregate of 719,291 shares of its common stock at a purchase price of $8.65 per share for an aggregate purchase price of $6.2 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

In March 2022, the Company commenced a share repurchase program (the “2022 Repurchase Program”) that provided for the repurchase of up to $4.0 million of outstanding common stock. Under the 2022 Repurchase Program, any repurchased shares are constructively retired. During the nine months ended September 30, 2022, the Company repurchased 226,944 shares of its common stock at an average purchase price of $7.33 per share for an aggregate purchase price of $1.7 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Stock-Based Compensation

In February 2013, the Company adopted the 2013 Omnibus Incentive Plan (the “2013 Plan”), which provides for the granting of up to 1,000,000 stock options or other common stock-based awards. In July 2022, upon the approval of the Board of Directors and the Company’s stockholders, the Company adopted the 2022 Omnibus Incentive Plan (the “2022 Plan”) to supersede and replace the 2013 Plan. The 2022 Plan provides for the granting of up to 678,000 stock options or other common stock-based awards. The terms of awards that may be granted, including vesting and performance criteria, if any, will be determined by the Board of Directors.

In December 2019, under the Company’s 2013 Omnibus Incentive Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for an additional 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options vest in four equal increments on each of January 4, 2022, January 4, 2023, January 4, 2024 and January 4, 2025, and the options will expire seven years from the date of grant. In March 2022, stock option awards for an additional 500,000 shares were issued. The options for the aggregate of 500,000 shares are divided into four tranches, subject to both performance-based vesting requirements and time-based vesting requirements and expire ten years from the date of grant. The performance-based vesting requirements are tied to annual or cumulative Adjusted EBITDA targets, as defined within the underlying option award agreement. The Company believes it will achieve these targets and has recorded the related stock-based compensation expense for the three and nine months ended September 30, 2022. The exercise price for all respective options was the closing price on the date of grant.

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
As of September 30, 2022, options in respect of all 822,000 shares remained outstanding with no stock option exercises or expirations during the quarter. The stock-based compensation expense for these grants is based on the grant date fair value, which will be recorded over the vesting period. $103 thousand and $261 thousand were recorded as stock-based compensation expense for the three and nine months ended September 30, 2022, respectively. $75 thousand and $89 thousand were recorded as stock-based compensation expense for the three and nine months ended September 30, 2021, respectively. Stock-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations.

11.Income Taxes
The consolidated income tax expense or benefit for the three and nine months ended September 30, 2022 and 2021, was determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2022 and 2021, respectively.
The Company’s effective tax rates for the three months ended September 30, 2022 and 2021 were 28.9% and 23.0%, respectively. The increase in the effective tax rate for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to the forecast of pre-tax book income for the year ended December 31, 2022 versus the forecast of a pre-tax book loss for the year ended December 31, 2021 and the related impact of the permanent adjustments. The Company’s effective tax rates for the nine months ended September 30, 2022 and 2021 were 28.8% and 8.8%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to the income exclusion of Paycheck Protection Program loan forgiveness for federal income taxes during the nine months ended September 30, 2021.

The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2022 was primarily attributable to state income taxes and other permanent items.

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

The following tables outline the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-Allocable net sales and gross profit include bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Net sales	$8,933	$9,149	$6,361	$6,689	$1,392	$1,299	$16,686	$17,137
Cost of sales	5,528	5,901	2,143	2,342	1,463	1,314	9,134	9,557
Gross profit (loss)	3,405	3,248	4,218	4,347	(71)	(15)	7,552	7,580
Operating expenses:
Sales and marketing	1,757	1,447	1,847	1,688	948	740	4,552	3,875
General and administrative	—	—	—	—	3,313	3,081	3,313	3,081
Total operating expenses	1,757	1,447	1,847	1,688	4,261	3,821	7,865	6,956
Net loss on disposal of property and equipment	—	—	—	6	29	5	29	11
Income (loss) from operations	$1,648	$1,801	$2,371	$2,653	$(4,361)	$(3,841)	$(342)	$613

	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Net sales	$29,906	$27,066	$20,082	$19,291	$3,403	$2,752	$53,391	$49,109
Cost of sales	19,635	17,054	6,878	7,133	3,878	3,361	30,391	27,548
Gross profit (loss)	10,271	10,012	13,204	12,158	(475)	(609)	23,000	21,561
Operating expenses:
Sales and marketing	4,563	3,711	5,495	4,542	2,776	2,417	12,834	10,670
General and administrative	—	—	—	—	9,874	9,795	9,874	9,795
Total operating expenses	4,563	3,711	5,495	4,542	12,650	12,212	22,708	20,465
Net loss (gain) on disposal of property and equipment	—	—	—	6	156	(22)	156	(16)
Income (loss) from operations	$5,708	$6,301	$7,709	$7,610	$(13,281)	$(12,799)	$136	$1,112

13.Contingencies

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

14.Earnings (Loss) Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share amounts)	2022	2021	2022	2021
Net (loss) income	$(425)	$284	$(264)	$4,155

Common shares:
Weighted-average number of common shares outstanding - basic	22,349	22,524	22,440	22,901
Dilutive effect of stock options outstanding	—	9	—	—
Weighted-average number of common shares outstanding - diluted	22,349	22,533	22,440	22,901

Earnings (loss) per share:
Basic	$(0.02)	$0.01	$(0.01)	$0.18
Diluted	$(0.02)	$0.01	$(0.01)	$0.18

Antidilutive stock options (1)	822	218	694	162
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

15.Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Quarterly Report on Form 10-Q (the “Report”) may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC (the “2021 Report”).

Quantities or results referred to as “current quarter” and “current three and nine-month period” refer to the three and nine months ended September 30, 2022.

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

Cost of sales includes grape and bulk wine costs, whether purchased or produced from the Company’s controlled vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For the Company-controlled vineyard-produced grapes, grape costs include annual farming costs, harvest costs and depreciation of vineyard assets. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months. Reductions to the carrying value of inventories are also included in cost of sales.

As of September 30, 2022, wine inventory includes approximately 0.8 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

All of the Company’s tasting rooms were impacted by government orders and restrictions to significant and varying degrees from March 2020 to early 2022. During this time, management and staff at all estate locations took appropriate actions to ensure a safe and enjoyable experience for all guests and staff. The Company implemented various measures to prevent the spread of the virus including using available forms of personal protective equipment ("PPE"), screening employees and vendors before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees of Center for Disease Control ("CDC") guidelines and recommendations.

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

The Company has experienced both reductions and increases in consumer demand in various channels due to the ongoing COVID-19 pandemic in the three and nine months ended September 30, 2022 and 2021 with operational guidelines having a lesser impact on the current period as the world advances on efforts against the pandemic. However, other than for certain specific periods impacted by operational restrictions, it is becoming increasingly difficult to discern impacts from various global events and changing market conditions. In addition to disruptions in the U.S. and global economy, uncertainty regarding general economic conditions and outlook may lead to decreased consumer spending on discretionary items such as wine.

The Company has identified two operating segments, Direct to Consumer and Wholesale. The Direct to Consumer segment includes retail sales in the tasting rooms, remote sites and on-site events, wine club sales, direct phone sales, Ecommerce sales, and other sales made directly to the consumer without the use of an intermediary. Tasting room sales have been negatively impacted during periods of closures and operating limitations. As restrictions were gradually lifted throughout 2021 and the early part of 2022, the Company experienced a rebound in visitor counts to its tasting rooms. Ecommerce sales were initially favorably impacted as consumers sought to purchase wines through an online platform to minimize human contact. As restrictions eased throughout 2021 and the early part of 2022, Ecommerce sales remained elevated over pre-pandemic levels but declined from the highs of 2020 with consumers returning to traditional channels, including tasting rooms, bars, restaurants, and other hospitality locations.

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

The extent of COVID-19’s impact on the Company’s financials and results of operations is currently unknown and will depend on future developments, including, but not limited to, the length of time that the pandemic continues, the emergence and severity of new variants, the effect of governmental regulations imposed in response to the pandemic, the availability of vaccines and potential hesitancy to utilize them, the effect on the demand for its products and its supply chain, and how quickly and to what extent normal economic and operation conditions can resume. The Company cannot at this time predict the full impact of COVID-19 on its financial and operational results. Accordingly, the Company’s current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in the 2021 Report for additional risks the Company faces due to the COVID-19 pandemic.

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

Inflation and Market Conditions

As the Company continues to grow sales, it expects gross profit to remain steady or increase if it is able to effectively manage cost of sales and operating expenses, subject to any volatility in the bulk wine markets, increased labor costs, increased commodity costs, including dry goods and packaging materials, and increased transportation costs. The Company continues to monitor the impact of inflation in an attempt to minimize its effects through pricing strategies and cost reductions. If, however, the Company's operations are impacted by significant inflationary pressures, it may not be able to completely offset increased costs through price increases on its products, negotiations with suppliers, cost reductions or production improvements.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net Sales

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Wholesale	$8,933	$9,149	$(216)	(2)%
Direct to Consumer	6,361	6,689	(328)	(5)%
Other	1,392	1,299	93	7%
Total net sales	$16,686	$17,137	$(451)	(3)%

Wholesale net sales decreased $0.2 million, or 2%, in the current quarter as compared to the same quarter in 2021, with a decrease in export wine sales of $0.3 million, partially offset by an increase in domestic wine sales of $0.1 million. The quarter-over-quarter decrease in export wine sales was driven by timing of shipments within the quarter, but the nine months ended September 30, 2022 yielded year-over-year growth as discussed in the next section. The quarter-over-quarter increase in domestic wine sales is driven by price increases.

Direct to Consumer net sales decreased $0.3 million, or 5%, in the current quarter as compared to the same quarter in 2021. The decrease was primarily driven by lower Ecommerce sales as compared to the same quarter in 2021. Ecommerce sales decreased in the current period as consumers continued to shift purchasing behaviors with the reopening of tasting rooms, retail and restaurants.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, increased $0.1 million, or 7%, in the current quarter as compared to the same quarter in 2021. The increase was primarily driven by higher tasting and event fee revenues and custom winemaking services, partially offset by lower sales of excess bulk wine and grapes. Higher tasting and event fee revenues were driven by the Company's premiumization of the wine tasting experiences and increased tasting room traffic and private events.

Gross Profit

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Wholesale	$3,405	$3,248	$157	5%
Wholesale gross margin percentage	38%	36%
Direct to Consumer	4,218	4,347	(129)	(3)%
Direct to Consumer gross margin percentage	66%	65%
Other	(71)	(15)	(56)	(373)%
Total gross profit	$7,552	$7,580	$(28)	—%
Total gross margin percentage	45%	44%

Wholesale gross profit increased $0.2 million, or 5%, in the current quarter as compared to the same quarter in 2021 primarily driven by price increases, partially offset by lower export sales and a shift in sales mix towards wines with a higher cost vintage. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 262 basis points primarily driven by price increases, partially offset by a shift in sales mix towards wines with a higher cost vintage when compared to the same quarter in 2021.

Direct to Consumer gross profit decreased $0.1 million, or 3%, in the current quarter as compared to the same quarter in 2021 primarily driven by a reduction in Ecommerce sales volume. Gross margin percentage increased 132 basis points in the current quarter compared to the same quarter in 2021 primarily driven by price increases and sales mix consisting of more profitable wines sold through the tasting rooms and Ecommerce channels as compared to the same quarter of 2021.

“Other” includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross loss increased $0.1 million, or 373%, in the current quarter as compared to the same quarter in 2021 and is primarily driven by higher inventory write-downs in the current quarter and nonrecurring insurance proceeds for smoke taint affected inventory received in the prior year quarter, partially offset by increased profitability in tasting and event fee revenues and custom winemaking services.

Operating Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Sales and marketing	$4,552	$3,875	$677	17%
General and administrative	3,313	3,081	232	8%
Total operating expenses	$7,865	$6,956	$909	13%

Sales and marketing expenses increased $0.7 million, or 17%, in the current quarter as compared to the same quarter in 2021. The increase was primarily driven by higher compensation, advertising and promotional, and travel expenses compared to the same quarter in 2021. Increased compensation is driven by hospitality staffing related to increased traffic and volume in the current quarter, merit increases, and filling positions that were previously vacant in the prior year quarter.

General and administrative expenses increased $0.2 million, or 8%, in the current quarter as compared to the same quarter in 2021 primarily attributable to higher compensation for merit increases and added positions, and reinstatement of previously voluntarily waived Board of Director fees when compared to the same quarter in 2021.

Other (Expense) Income

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	Change	% change
Interest expense, net	$(279)	$(292)	$13	4%
Other income, net	24	47	(23)	(49)%
Total other income, net	$(255)	$(245)	$(10)	(4)%

Interest expense, net, decreased less than $0.1 million, or 4%, in the current quarter compared to the same quarter in 2021. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 and 2017 Term Loans.

Other income, net, decreased less than $0.1 million, or 49%, in the current quarter compared to the same quarter in 2021 primarily driven by adjustments to capitalized charges related to the Revolving Credit Facility, partially offset by increased investment income in the current quarter.

Income Tax (Benefit) Expense

The Company’s effective tax rates for the three months ended September 30, 2022 and 2021 were 28.9% and 23.0%, respectively. The increase in the effective tax rate for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to the forecast of pre-tax book income for the year ended December 31, 2022 versus the forecast of a pre-tax book loss for the year ended December 31, 2021 and the related impact of the permanent adjustments.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net Sales

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Wholesale	$29,906	$27,066	$2,840	10%
Direct to Consumer	20,082	19,291	791	4%
Other	3,403	2,752	651	24%
Total net sales	$53,391	$49,109	$4,282	9%

Wholesale net sales increased $2.8 million, or 10%, in the current nine month period as compared to the same period in 2021, with increases in both domestic and export wine sales. The increase in domestic wine sales was driven by a combination of the Company's execution of its growth strategies, year-over-year recovery of On-Premise sales, and price increases. These factors drove an increased rate of sales of the Company's core wines and continued growth in new points of distributions. The increase in export wine sales was driven by shipments to Europe and Canada as the Company continues to grow this channel.

Direct to Consumer net sales increased $0.8 million, or 4%, in the current nine month period as compared to the same period in 2021. The increase was primarily driven by higher sales through the wine clubs and in the tasting rooms as compared to the same period in 2021. The increase in wine club and tasting room sales was partially offset by lower Ecommerce sales in the current period. Sales for wine clubs increased in the current period driven by price increases and sales mix. An increase in visitors and higher spend per guest driven by the Company's elevated tasting experiences combined to drive higher tasting room sales. Ecommerce sales decreased in the current period as compared to the same period in 2021 as consumers continued to shift purchasing behaviors with the reopening of tasting rooms, retail and restaurants.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, increased $0.7 million, or 24%, in the current nine month period as compared to the same period in 2021. The increase was primarily driven by higher tasting and event fee revenues and custom winemaking services, partially offset by lower sales of excess bulk wine. Higher tasting and event fee revenues were driven by the Company's premiumization of the wine tasting experiences and increased tasting room traffic and private events.

Gross Profit

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Wholesale	$10,271	$10,012	$259	3%
Wholesale gross margin percentage	34%	37%
Direct to Consumer	13,204	12,158	1,046	9%
Direct to Consumer gross margin percentage	66%	63%
Other	(475)	(609)	134	22%
Total gross profit	$23,000	$21,561	$1,439	7%
Total gross margin percentage	43%	44%

Wholesale gross profit increased $0.3 million, or 3%, in the current nine month period as compared to the same period in 2021 primarily driven by price increases and overall volume increase in wine sales, partially offset by a shift in sales mix towards wines with a higher cost vintage. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 265 basis points primarily driven by a shift in sales mix towards wines with a higher cost vintage, partially offset by price increases, compared to the same period in 2021.

Direct to Consumer gross profit increased $1.0 million, or 9%, in the current nine month period as compared to the same period in 2021. The increase was a result of higher wine clubs and tasting room sales, partially offset by lower Ecommerce sales, when compared to the same period in 2021. Direct to Consumer gross margin percentage increased 273 basis points in the current period compared to the same period in 2021. The increase was primarily driven by price increases and a shift in sales channel mix driven by higher wine clubs and tasting room sales as compared to the same period of 2021.

“Other” includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross loss decreased $0.1 million, or 22%, in the current nine month period as compared to the same period in 2021 and is primarily driven by increased profitability in tasting and event fee revenues and custom winemaking services, partially offset by higher inventory write-downs in the current period and nonrecurring insurance proceeds for smoke taint affected inventory received in the prior year period.

Operating Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Increase (Decrease)	% change
Sales and marketing	$12,834	$10,670	$2,164	20%
General and administrative	9,874	9,795	79	1%
Total operating expenses	$22,708	$20,465	$2,243	11%

Sales and marketing expenses increased $2.2 million, or 20%, in the current nine month period as compared to the same period in 2021. The increase was primarily driven by higher compensation, advertising and promotional, and travel expenses compared to the same period in 2021. Increased compensation is driven by hospitality staffing related to increased traffic and volume, merit increases, and filling positions that were previously vacant in the prior year period.

General and administrative expenses increased $0.1 million, or 1%, in the current nine month period as compared to the same period in 2021 due to various offsetting drivers. Increases include higher compensation for merit increases, added positions, turnover costs from increased competition within the labor market, and stock grants, transition to software expense under software as a service (SaaS) model, and reinstatement of previously voluntarily waived Board of Director fees when compared to the same period in 2021. These increases were mostly offset by nonrecurring costs of the prior year period related to the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2019 and amended 2020 Quarterly Reports on Form 10-Q.

Other (Expense) Income

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	Change	% change
Interest expense, net	$(656)	$(723)	$67	9%
Gain on extinguishment of debt	—	3,863	(3,863)	100%
Other income, net	150	305	(155)	(51)%
Total other expense (income), net	$(506)	$3,445	$(3,951)	115%

Interest expense, net, decreased less than $0.1 million, or 9%, in the current nine month period compared to the same period in 2021. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 and 2017 Term Loans.

Gain on extinguishment of debt was recognized for $3.9 million in the previous year during the nine month period ended September 30, 2021. The gain on extinguishment of debt was related to the PPP loan forgiveness approved by the SBA on June 14, 2021.

Other income, net, decreased $0.2 million, or 51%, in the current nine month period compared to the same period in 2021. The decrease was primarily driven by a nonrecurring gain on lease modification recognized in the prior year nine month period upon the Company's early termination agreement of the leased space previously used as the Company's corporate headquarters.

Income Tax (Benefit) Expense

The Company’s effective tax rates for the nine months ended September 30, 2022 and 2021 were 28.8% and 8.8%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to the income exclusion of PPP loan forgiveness for federal income taxes during the nine months ended September 30, 2021.

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

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with American AgCredit, FLCA, as agent for the lenders. The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and a base rate or the London Interbank Offered Rate, as applicable. The Revolving Credit Facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets. No amounts have been borrowed under the Revolving Credit Facility to date.

Term Loans

The Company's term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2022, $11.7 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (the “DCV Borrower” and, individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with the Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of September 30, 2022, $7.5 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to shareholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. Borrower was in compliance with all debt covenants as of September 30, 2022.

Consolidated Statements of Cash Flows

The following table summarizes the Company's cash flow activities for the nine months ended September 30, 2022 and 2021 (in thousands):

Cash provided by (used in):	2022	2021
Operating activities	$8,989	$13,235
Investing activities	(3,399)	(4,358)
Financing activities	(2,523)	(6,810)

Cash provided by operating activities

Net cash provided by operating activities was $9.0 million for the nine months ended September 30, 2022, consisting primarily of $0.3 million of net loss adjusted for $7.0 million of non-cash items and $2.3 million net cash inflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, loss on the write-down of inventory, and amortization. The change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities and customer deposits and decrease in accounts receivable and other non-current assets, partially offset by an increase in inventory and other current assets. The increase in accounts payable and accrued liabilities was driven by timing of higher bulk and grape purchases to align with the timing of the 2022 harvest.

Net cash provided by operating activities was $13.2 million for the nine months ended September 30, 2021, consisting primarily of $4.2 million of net income adjusted for $3.3 million of non-cash items and $5.8 million net cash inflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, and loss on the write-down of inventory, partially offset by the gain on extinguishment of debt. The change in operating assets and liabilities was primarily due to an increase in accounts payable, accrued liabilities, and customer deposits, as well as a decrease in inventory and other current assets, partially offset by an increase in accounts receivable. The increase in accounts payable and accrued liabilities was driven by timing of higher bulk and grape purchases to align with the timing of the 2021 harvest.

Cash used in investing activities

Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2022, consisting primarily of capital expenditures of $3.6 million and the net purchases of available for sale investments of $0.3 million, partially offset by proceeds from the sale of property and equipment totaling $0.1 million.

Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2021, consisting primarily of the net purchases of available for sale investments of $2.3 million and capital expenditures of $2.3 million, partially offset by proceeds from the sale of property and equipment totaling $0.2 million.

Cash used in financing activities

Net cash used in financing activities was $2.5 million for the nine months ended September 30, 2022, consisting primarily of the repurchase of shares of the Company's common stock at an aggregate purchase price of $1.7 million and the principal payments on the 2015 and 2017 Term Loans of $0.9 million.

Net cash used in financing activities was $6.8 million for the nine months ended September 30, 2021, consisting primarily of the repurchase of shares of the Company's common stock at an aggregate purchase price of $6.2 million and the principal payments on the 2015 and 2017 Term Loans of $0.6 million.

Share Repurchases

On May 24, 2021, with the unanimous written consent of the Board of Directors, the Company repurchased an aggregate of 719,291 shares of its common stock at a purchase price of $8.65 per share for an aggregate purchase price of $6.2 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

In March 2022, the Company commenced a share repurchase program (the “2022 Repurchase Program”) that provided for the repurchase of up to $4.0 million of outstanding common stock. Under the 2022 Repurchase Program, any repurchased shares are constructively retired. During the nine months ended September 30, 2022, the Company repurchased 226,944 shares at an aggregate purchase price of $1.7 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2021 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 13, Contingencies, to the Company’s condensed consolidated interim financial statements included in Part I, “Item 1. Financial Statements (Unaudited)” of this Report is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended September 30, 2022 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans (millions)[1]
July 1-31, 2022	22,624	$7.26	157,346	$2.8
August 1-31, 2022	31,417	$7.21	188,763	$2.6
September 1-30, 2022	38,181	$6.80	226,944	$2.3
Total	92,222
1On March 28, 2022, the Company announced that the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to an aggregate of $4.0 million of shares of the Company’s outstanding common stock.

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
10.1†
First Amendment to Employment Agreement, dated March 11, 2022, by and between Crimson Wine Group, Ltd. And Jennifer L. Locke (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 12, 2022).

10.2†	2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 27, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

† Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	November 9, 2022	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer