Form 10-K
period 2022-12-31
Crimson Wine Group, Ltd
filed 2023-03-13
CIK 1562151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  ☐    No   ☒

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 30, 2022, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $113,089,000 on that date.

As of March 3, 2023, there were 21,448,212 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.       Business.

Our Company

Unless the context indicates otherwise, the terms the “Company,” “Crimson,” “we,” “our” or “us” as used herein refer to Crimson Wine Group, Ltd. and its subsidiaries. Crimson was incorporated in 1991 under the laws of Delaware and has been conducting business since 1991. Prior to February 25, 2013, Crimson was a wholly-owned subsidiary of Jefferies Financial Group Inc. (formerly known as Leucadia National Corporation) (“Jefferies”). On February 1, 2013, Jefferies declared a pro rata dividend of all of the outstanding shares of Crimson’s common stock in a manner that was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes (the “Distribution”). Jefferies’ common shareholders received one share of Crimson common stock for every ten common shares of Jefferies, with cash in lieu of fractional shares, on February 25, 2013.

Crimson is in the business of producing and selling luxury wines (i.e., wines that retail for over $16 per 750ml bottle). Crimson is headquartered in Napa, California and through its wholly-owned subsidiaries owns seven primary wine estates and brands: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards, Seghesio Family Vineyards, Double Canyon, Seven Hills Winery and Malene Wines.

The wine Crimson makes comes from estate grown grapes as well as grapes and bulk wine purchased under contract and on the spot-market. Crimson’s business model is a combination of direct to consumer sales and wholesale distributor sales. References to cases of wine herein refer to nine-liter equivalent cases.

Vision, Essence and Strategy

Our vision and essence are as follows:

To be uncompromising cultivators of the most interesting wine experiences. Using our four strategic pillars outlined below, we seek to be a little different and a lot better.

Enhance Capability and Culture. We foster a performance-based culture and fit-for-purpose organizational structure that broadens our capability and increases accountability. We prioritize safety and wellness. We provide a diverse and inclusive working environment with fair compensation.

Maximize Physical Assets. We produce wines of the highest quality and increase margins through investing in long-term strategic vineyards and wineries. We own exceptional vineyards in premier winegrowing regions across California, Oregon and Washington. We farm our vineyards in a thoughtful, sustainable way with the goal of producing the highest quality grapes and wines possible. As part of executing this strategy, as of December 31, 2022, we own or lease approximately 722 plantable acres of vineyard land. We continue to assess other opportunities to enhance the quality of our vineyard holdings and wine portfolio.

Focus on Core Brands. We invest in our core brands with compelling brand propositions and stories. We create outstanding consumer experiences, both in person and online, with a clear route to the consumer for each of our wines. We currently own seven complementary estate-based winegrowing operations and brands, with each having a unique varietal focus best suited to its specific appellation and region. We have a group of accomplished winegrowing teams who are each responsible for crafting benchmark wines from their respective premier wine growing regions. Many of our brands are issued high ratings or scores by local and national wine rating organizations and we believe our scores are a reflection of our focus on what we do best.

Streamline Operational Model. We are on the journey to optimize our business model of driving growth and efficiency with our business partners and to build centers of excellence across business functions. With a centralized corporate model and technology-enabled efficiencies, we are committed to continuous improvement plans to better serve our internal and external stakeholders. Our direct to consumer business generates higher gross margins, and we intend to continue emphasizing opportunities in this distribution channel in order to further our growth. We are focused on growing our customer database and cultivating customer relationships across all distribution channels. Our wholesale distribution channel continues to drive volume sales to a wide customer market. Our wines are available in all states domestically through our network of over 40 distributors, and our export team served customers in nearly 40 countries through independent importers and brokers during 2022.

Our Wineries and Vineyards

The following table summarizes the Company’s acreage as of December 31, 2022:

	Plantable Acres
	Owned	Leased	Total	Currently Planted
Pine Ridge Vineyards	154	2	156	140
Archery Summit	92	—	92	69
Chamisal Vineyards and Malene Wines	92	—	92	69
Seghesio Family Vineyards	308	—	308	274
Seven Hills Winery	74	—	74	50
Total	720	2	722	602

The Company discusses production capacities across all of its winery facilities in the sections to follow. Any and all references to current fermentation and processing capacity may vary from one year to the next and is subject but not limited to the following factors: timing of harvest, varietal mix and grape origin.

Pine Ridge Vineyards

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns acreage in five Napa Valley appellations—Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. The winery at Pine Ridge Vineyards has a permitted annual wine production capacity of up to 285,000 gallons, which equates to approximately 120,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 60,000 to 65,000 cases without additional capital investment. Current fermentation and processing capacity was reduced in 2022 as part of Crimson’s continuous improvement initiatives for wine quality. The facility includes areas and equipment for crush, fermentation, aging and bottling processes, and also has a tasting room, hospitality center and administrative offices. Built into the hillside for wine barrel storage are approximately 34,000 square feet of underground caves with a capacity to store up to 5,000 barrels.  In addition, there are special event dining areas both indoors and outdoors as well as in the underground caves.

The Pine Ridge Vineyards estate business is focused primarily on the production of high quality Cabernet Sauvignon and Bordeaux-style blends sold by Crimson under the Pine Ridge Vineyards brand name. Pine Ridge Vineyards also produces Chenin Blanc + Viognier, which is sold by Crimson under the Pine Ridge brand name and is made from purchased grapes and bulk wine juice processed at third party custom winemaking facilities with a contracted capacity of up to approximately 200,000 cases for the 2022 harvest year.

Archery Summit

Archery Summit was created by Crimson in 1993. Archery Summit owns acreage in the Dundee Hills American Viticultural Area (“AVA”) of the Willamette Valley in Oregon. The winery at Archery Summit, situated on an estate vineyard known as Summit Vineyard, has a permitted annual wine production capacity of up to 50,000 gallons, which equates to approximately 21,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 16,000 to 21,000 cases. The facility includes areas and equipment for crush, fermentation, wine aging and storage, in addition to a tasting room, hospitality center and administrative offices. The facility has approximately 8,900 square feet of underground caves for wine barrel storage with a capacity to store over 750 barrels. There are also special event dining areas indoors as well as in the underground caves.

Archery Summit is focused primarily on producing estate grown, expressive single vineyard Pinot Noir and Chardonnay sold by Crimson under the Archery Summit brand name. Archery Summit also produces the Vireton brand, which is sold by Crimson and is made primarily from purchased grapes from the Willamette Valley appellation.

Chamisal Vineyards

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973. The Chamisal Vineyard was the first vineyard planted in the Edna Valley in 1973. The winery at Chamisal has a permitted annual wine production capacity of up to 480,000 gallons which equates to approximately 200,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 60,000 to 75,000 cases. The facility includes areas and equipment for crush, fermentation, aging and bottling processes, as well as a tasting room, hospitality center and administrative offices. There are special event dining areas outdoors.

Chamisal is focused on producing benchmark Chardonnay and Pinot Noir, which are all produced from top vineyards in the Central Coast, and include both purchased and estate grown grapes. The wines are sold by Crimson under the Chamisal Vineyards brand name.

Seghesio Family Vineyards

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns acreage in two Sonoma County appellations—the Alexander Valley and the Russian River Valley. In 2022, three acres of land were repurposed and developed into an irrigation pond as part of Crimson’s continued improvements for water resilience. Seghesio Family Vineyards has a long history of growing and producing Zinfandel and Italian varietal wines in the Sonoma region of California. The winery at Seghesio Family Vineyards has a permitted annual wine production capacity of up to 595,000 gallons, which equates to approximately 250,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 140,000 to 165,000 cases. The facility includes areas and equipment for crush, fermentation, aging, bottling and warehousing, in addition to a tasting room, private hospitality areas and administrative offices. There are indoor and outdoor special event dining areas.

Seghesio Family Vineyards is focused on producing estate grown, world class Zinfandel and Italian varietal wines as well as a heritage Old Vine Zinfandel and Sonoma County Zinfandel produced from both purchased and estate grown grapes. The wines are sold by Crimson under the Seghesio Family Vineyards brand name.

Double Canyon

Double Canyon produced the first wines bottled under the Double Canyon brand name starting with the 2010 vintage. In 2017, Double Canyon completed construction of a state-of-the-art 47,000-square-foot wine production facility in West Richland, Washington. The winery facility has an annual permitted wine production capacity of up to 595,000 gallons, which equates to approximately 250,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 45,000 to 50,000 cases. Double Canyon shares its production facility with Seven Hills Winery for the production of certain wines.

Double Canyon is focused on producing Cabernet Sauvignon from Washington State’s best appellations. Double Canyon produces its wine from purchased grapes under long-term contracts.

Seven Hills Winery

Seven Hills Winery was established in 1988 and acquired by Crimson in January 2016. Seven Hills owns acreage in the Walla Walla Valley, which includes some of the oldest and highest quality Bordeaux varietal plantings. This historic site, considered the original Seven Hills Winery estate acreage, was planted by the Seven Hills Winery founder and his father. Also included within the acreage are plantings in The Rocks District of Milton-Freewater, which is known for world class Rhone style wines. The winery facility has an annual permitted wine production capacity of up to 48,000 gallons, which equates to approximately 20,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 11,000 to 14,000 cases. The winery and tasting room are located in downtown Walla Walla in the Crimson-owned historic Whitehouse-Crawford building. The 15,463 square-foot facility includes areas and equipment for crush, fermentation, aging, bottling processes, as well as a tasting room and administrative offices. There are indoor and outdoor special event dining areas.

Seven Hills Winery is focused on producing Cabernet Sauvignon, Merlot, and Sauvignon Blanc, which are produced from esteemed vineyards in the Walla Walla Valley and the Red Mountain appellations, from both estate grown and purchased grapes. The wines are sold by Crimson under the Seven Hills Winery brand name.

Malene Wines

Malene Wines was created by Crimson in 2016 with the goal of creating America’s reference point premium Rosé with a sole focus on premium Rosé produced in the U.S. Malene Wines sources fruit from specific sites throughout the Central Coast intentionally farmed for world class Rosé winemaking. In 2017, utilizing fallow ground Crimson owns in the Edna Valley, it planted five estate acres to Grenache specifically dedicated for Malene Rosé.

Malene Wines are sold by Crimson under its own brand name and are made from purchased grapes processed at Crimson’s sister estate Chamisal Vineyards’ winemaking facility. In 2018, Malene Wines created a home and outdoor experience with a luxurious Airstream tasting experience in the Edna Valley where consumers can join the wine club and gain access to a fresh new series of exclusive Rosés.

Sales and Marketing

Crimson focuses on brand development and distribution to increase revenues and profitability, which has included acquisitions of vineyards and wineries and the development of new brands with existing assets and the development of new direct sales outlets.

Crimson’s sales and marketing team coordinates the sales and distribution of its various brands, maintains domestic and export distributor relationships and oversees the timing and allocation of new releases. The sales team has employees in major markets in the U.S. and, where required, has brokers in certain domestic and international markets. Crimson’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically, as well as cruise lines and nearly 40 countries throughout the world.

Crimson believes that the quality and locations of its wineries and tasting rooms help to create demand for its brands at the consumer level, which positively impacts sales to distributors as well. Crimson participates in many wine tasting and other promotional events throughout the country in order to increase awareness and demand for its products. Many of Crimson’s brands are issued ratings or scores by local and national wine rating organizations, and higher scores will usually translate into greater demand and higher pricing.

Wholesale

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants. The Company’s wines are sold in restaurants, bars, and other hospitality locations (“On-Premise”) as well as in supermarkets, grocery stores, liquor stores, and other chains, third-party Ecommerce, and independent stores (“Off-Premise”). Domestic sales of Crimson’s wines are made through over 40 independent wine and spirits distributors. International sales are made through independent importers and brokers. During 2022, domestic distributor sales represented 50% of net sales and export sales represented 5% of net sales. During 2022, one distributor represented approximately 28% of Crimson’s total sales and no other distributor represented 10% or more of total sales.

Direct to Consumer

As permitted under federal and local regulations, Crimson has increased its emphasis on direct sales to consumers, through wine clubs, the wineries’ tasting rooms, and the Ecommerce channel. During 2022, direct sales to consumers represented 39% of net sales. Approximately 58% of the direct to consumer net sales were through wine clubs, 25% were through the wineries’ tasting rooms, special events and other sales, and 17% from Ecommerce. Members typically join the Company’s wine clubs after visiting the Company’s tasting rooms at various facilities, signing up directly through the Company’s website, or after hearing about the Company’s wine clubs from other members. Although COVID-19-related closures and restrictions significantly reduced traffic to the Company’s tasting rooms in 2020, traffic and visitations have rebounded considerably in 2021 and 2022, coinciding with the phased lifting of operating restrictions. Crimson’s tasting rooms are located in popular tourist destinations that typically attract consumers interested in winemaking and travel. Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors; however, for certain direct sales offers, some of the profit is offset by freight subsidies.

Competition

The markets for luxury products in the wine industry are intensely competitive. Crimson’s wines compete domestically and internationally with premium or higher quality wines produced in Europe, South America, South Africa, Australia and New Zealand, as well as in the United States. Crimson competes on the basis of quality, price, brand recognition and distribution capability, and the ultimate consumer has many choices of products from both domestic and international producers. As a result of the intense competition and how uncertain tariffs have been, and may continue to be, there is upward pressure on Crimson’s selling and promotional expenses. Many of Crimson’s competitors are significantly larger with greater financial, production, distribution and marketing resources. Measured in wine volume, the U.S. is dominated by three large wine companies with production largely based in California, representing greater than 50% of the domestic U.S. case sales volume. Further, Crimson’s wines may be considered to compete with all alcoholic and nonalcoholic beverages.

Demand for luxury wines can rise and fall with general economic conditions. As restrictions in response to the coronavirus disease pandemic (“COVID-19”) were gradually lifted throughout 2021 and the early part of 2022, the wine industry saw a recovery in visitations to tasting rooms, restaurants, bars, and other hospitality locations previously impacted by shutdowns and operating restrictions. The peak demand experienced in 2020 within the Company’s Ecommerce channel declined in 2021 and 2022 as consumers shifted purchasing and consumption behaviors towards other purchasing channels previously restricted by COVID-19, including tasting rooms, bars, restaurants, and other hospitality locations. The Company has focused on strengthening relationships with its distributors and trade accounts, introducing new products and maintaining and strengthening its winery brand engagement through various national promotions. On-Premise demand continues to recover while demand in Off-Premise locations has been growing stronger through increased points of distributions and premiumization of at-home wine consumption.

Wine production is also significantly affected by grape and bulk wine supply. Following a historic wildfire season across California, Oregon, and Washington in 2020, the 2021 and 2022 harvests were impacted by drought and heat resulting in lower yields than historical averages. Compounded with the losses on the 2020 vintage, the lower yields of the 2021 and 2022 vintages may cause upward pricing pressure on the bulk wine market in addition to increased costs for grapes produced by the Company. Depending on the wine, the production cycle from harvest to bottled sales is anywhere from one to three years. Lower harvest yields have also resulted in reduced bottled inventory and limited availability of select wines and vintages available for sale.

Suggested retail price points for Crimson’s wines range from $16 to $395 per bottle; however, in the wholesale channel, which represented 89% and 87% of Crimson’s case volume in the years ended December 31, 2022 and 2021, respectively, the majority of volume is in the $16 to $30 suggested retail price range.

Business Segments

Crimson reports operating results in two segments: Wholesale and Direct to Consumer. These business segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. Both financial and certain non-financial data are reported and evaluated to assist senior management with strategic planning. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are included; however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Non-allocated expenses are reported under Other/Non-allocable which also includes revenues and expenses related to bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. As a result, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated. Further information about segments, including net sales, cost of sales, gross profit (loss), directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2022 and 2021 can be found in Note 14 “Business Segment Information” to the consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report.

Grape Supply

Crimson controls approximately 722 acres of vineyards in the Napa Valley, Sonoma County and Edna Valley in California, and the Willamette Valley, The Rocks District, and the Walla Walla Valley in Oregon. Approximately 602 acres of these vineyards are planted. Crimson expects to continue vineyard development plans for non-producing acreage in California, Oregon and Washington properties. Newly planted vines take approximately three to five years to reach maturity and vineyards can be expected to have a useful life of at least 25 years before replanting may be necessary. Depending on the site, soil and water conditions and spacing, Crimson’s experience has been that it costs approximately $45,000 to $132,000 per acre over a three year period to develop open land into a vineyard capable of producing premium wine grapes, before taking into account the cost of the land. During 2022, the average cost per acre placed into service was approximately $55,000 per acre.

Following a historic wildfire season across California, Oregon, and Washington in 2020, the 2021 and 2022 harvests were impacted by drought resulting in lower yields than historical averages. In 2022, approximately 24% of Crimson’s total grape supply came from Crimson-controlled vineyards. Crimson purchased the balance of its supply from approximately 106 independent growers. The grower contracts range from one-year spot market purchases to intermediate and long term-agreements. During 2022, one grower represented 10% of Crimson’s grape supply.

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson, thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates the potential and actual impacts of climate conditions and weather on its business and plans to disclose any related material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. During 2022, Crimson continued to complete upgrades to several facilities to improve water resilience and fire mitigation measures with plans to advance these initiatives through improvements of irrigation and water systems over the next several years.

The table below summarizes Crimson’s wine grape supply and production from the last two harvests:

	Harvest Year
	2022	2021
Estate grapes:
Producing acres	558	547
Tons harvested	1,429	1,249
Tons per acre	2.6	2.3
All grapes and purchased juice (in equivalent tons):
Estate grapes	1,429	1,249
Purchased grapes and juice	5,941	4,530
Total (in tons)	7,370	5,779
Total cases bottled during the year	379,000	276,000

The 2021 harvest was impacted by drought resulting in lower yields than historical averages. The 2022 harvest had improved yields over 2021, but yields were still below historical averages. The Company increased its purchase for grapes, bulk wine and bulk juice in 2022 to supplement inventory and increased demands, as demonstrated in the total cases shipped referenced below.

The table below summarizes Crimson’s sales of grapes and bulk wine during the last two years:

	Year Ended December 31,
	2022	2021
Grapes sold (in tons)	116	155
Bulk wine sold (in gallons)	67,975	91,858
Total grape and bulk wine equivalent cases sold	36,400	49,000

Total cases shipped were approximately 410,000 and 376,000 for the years ended December 31, 2022 and 2021, respectively. Cases shipped are disclosed for informational purposes, and do not necessarily correspond to the vintage year the grapes are grown and crushed. Depending on the wine, the production cycle to bottled sales is anywhere from one to three years.

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

Government Regulation

Wine production and sales are subject to extensive regulation by the United States Department of Treasury Alcohol and Tobacco Tax and Trade Bureau (“TTB”), state departments regulating alcohol production and sale in California, Oregon and Washington and other federal, state and local governmental authorities that regulate interstate sales, licensing, trade and pricing practices, labeling, advertising and other activities. In addition, federal and state authorities require warning labels on beverages for sale or distribution in the United States containing 0.5% of alcohol by volume or higher. Restrictions or taxes imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. New or revised regulations or increased licensing fees or excise taxes on wine, if enacted, could reduce demand for wine and have an adverse effect on Crimson’s business, negatively impacting Crimson’s results of operations and cash flows.

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

The tax law also allows for certain volume production credits that the Company took which further decreases the Company’s excise tax liability.  The tax credit allows for a credit of $1.00 per gallon on the first 30,000 gallons, $.90 per gallon on 30,001 up to 130,000 gallons and $.535 per gallon on 130,001 up to 750,000 gallons, in each instance when the wine is removed from a producer’s bonded winery facility.

Crimson is also subject to a broad range of federal, state and local regulatory requirements regarding its agricultural operations and practices. Crimson’s agricultural operations are subject to regulations governing the storage and use of fertilizers, fungicides, herbicides, pesticides, fuels, solvents and other chemicals. These regulations are subject to change and could have a significant impact on operating practices, chemical usage, and other aspects of Crimson’s business. The Company is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and the consumers of its wine. Crimson is an active member of the Porto Protocol, a nonprofit organization committed to mitigate climate change. In addition, many of the Company’s vineyards are certified sustainable through a number of organizations (California Sustainable Winegrowing Alliance, Napa Green, Low Input Viticulture and Enology, Sustainability in Practice, along with several others). Some examples of Crimson’s sustainable practices include waste reduction programs and resource preservation through a combination of electrical and water conservancy. In addition, the Company has formed a Carbon Neutral Council with commitments to become carbon neutral and to minimize the Company’s carbon footprint. In 2022, Crimson’s carbon emissions were audited and its carbon inventory is now certified ISO 14065. Furthering these efforts, Crimson has joined the International Wineries for Climate Action (“IWCA”). IWCA members follow science-based solutions to reduce their greenhouse gas (“GHG”) emissions and are adhering to the United Nation race to zero campaign that require Crimson to halve GHG emissions by 2030 and to achieve net zero emissions by 2050. Many of the expenses for protecting the environment are voluntary, however the Company is regulated by various local, state and federal agencies regarding environmental laws where the costs of these laws and requirements of these agencies are effectively integrated into regular operations and do not cause significant negative impacts or costs.

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

Human Capital Management

In addition to Crimson’s customer base and surrounding communities, the Company’s success is greatly dependent on its employees. As of December 31, 2022, Crimson employed 164 regular, full-time employees. Crimson also employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of Crimson’s employees are represented by a collective bargaining unit and Crimson believes that its relationship with its employees is strong and in good standing.

Crimson prioritizes employee safety and welfare in order to retain and attract the best talent. Crimson offers quality benefit plans, employee development programs, competitive wages, and safety training courses so that employees can avoid injury and remain prepared for unexpected emergencies.

Employee Health and Safety

The health and safety of the Company’s employees is a top priority. The Company’s Crisis Management Team, composed of the Company’s Executive Officers and other senior leaders, assesses and manages potential workplace relating to health and safety. The Company supports employees with general safety, security, and crisis management training, and by putting specific programs in place for those working in potentially high-hazard environments. In response to the COVID-19 pandemic, the Company deployed resources and protocols that it determined were in the best interest of its employees and which comply with government orders. Many of these protocols have evolved and have become more permanent fixtures in the Company’s workplace and in the way the Company conducts certain aspects of its business. For example, the Company has continued to support the physical and mental health of employees and their families by offering online wellness resources, webinars, and telehealth access. Although capacity restrictions within the Company’s tasting rooms were lifted in the second half of June 2021, the Company continues to maintain a set of operations guidelines to protect the health and safety of all employees, specifically to those working in the areas of production, vineyards, tasting rooms, and sales teams. The Company will continue to monitor public health announcements and government orders to accommodate additional changes as necessary.

Recruitment, Retention and Development

The Company strives to attract and retain high-performing individuals across its business. The Company believes in competitive pay practices and a pay-for-performance culture. In addition to competitive pay, eligible employees may receive the following Company benefits:

•Employees may qualify for an annual cash bonus plan or sales commission plans tied to individual and company performances.
•Employees may choose to participate in the Company’s 401(k) plan in which the Company matches employee contributions up to a set percentage.
•Employees are offered selections of health insurance plans and the majority of plan premium costs for employees are paid for by the Company.
•Employees with an eligible Health Savings Account receive Company-funded annual contributions in addition to each employee’s contributions.
•Employees are offered paid parental leave and the Company supplements the portion of base pay not covered by state benefits to bring wages equal to 100% of an employee’s base pay.
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

Diversity, Equity, Inclusion, and Belonging

Diversity, equity, inclusion, and belonging (“DEIB”) plays an integral part of the Company’s culture and processes that support recruitment, retention, and development of its employees. DEIB accountability is increasingly important for consumers, employees, and all stakeholders. For example, Crimson’s commitment to gender diversity is reflected in the Company’s senior leadership and board of directors, with female representation in 62% of its leadership roles, two of the Company’s three executive officers, and two of the Company’s seven board members. The Company continues to support its employee-led DEIB council, which has expanded its efforts around these important topics. Differing perspectives and backgrounds make all companies, Crimson included, enduring; the diversity of the Company should reflect the diversity of its consumers.

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

Investor Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy, information statements and other information regarding the Company and other issuers that file electronically.

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

Business, Economic, Market and Operating Risks

Health pandemics, epidemics or contagious diseases have disrupted, and could continue to disrupt, our operations, which could adversely affect our business and results of operations. Our business could be adversely affected by a widespread outbreak of contagious disease, such as the global pandemic related to COVID-19 and its variants. The effects of the COVID-19 pandemic or other outbreaks, pandemics, epidemics or other contagious disease on our business could include disruptions to our operations and restrictions on our employees’ ability to travel in affected regions, as well as temporary closures of our tasting rooms and facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and likely impact our results of operations. The extent of COVID-19’s impact on our financials and results of operations remains uncertain and will depend on future developments, including, but not limited to, the length of time that the pandemic continues, the severity and continued transmission of its variants, the effect of any governmental regulations imposed in response to the pandemic, the availability and effectiveness of vaccines and potential hesitancy to utilize them and the effect on the demand for our products and our supply chain. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected.

The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations. We are subject to risks associated with adverse economic conditions in the U.S. and globally, including economic slowdown or recession, inflation, and the disruption, volatility and tightening of credit and capital markets. Unfavorable global or regional economic conditions could materially and adversely impact our business, liquidity, financial condition and results of operations. Recent events, including the COVID-19 pandemic, the military incursion by Russia into Ukraine, inflationary conditions and rising interest rates, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions, including concerns about a potential U.S. or global recession may lead to decreased consumer spending on discretionary items, including wine. In general, positive conditions in the broader economy promote customer spending, while economic weakness generally results in a reduction of customer spending. Unemployment, tax increases, governmental spending cuts or a return to high levels of inflation could affect consumer spending patterns and purchases of our wines and other alcoholic beverage products. These conditions could also create or worsen credit issues, cash flow issues, access to credit facilities and other financial hardships for us and our suppliers, distributors, accounts and consumers. An inability of our suppliers, distributors and retailers to access liquidity could impact our ability to produce and distribute our wines.

The supply availability and cost increases in raw and processed materials, commodities and labor could materially and adversely affect our business, results of operations and financial condition. We use a large volume of grapes and other raw materials to produce and package our wine, including glass, corks, barrels, and winemaking additives. We purchase raw materials and packaging materials from domestic and international suppliers. An inability of any of our suppliers to satisfy our requirements could materially and adversely affect our business. Our production facilities also use a significant amount of energy in their operations. Energy costs could continue to rise, which would result in higher transportation, freight and other operating expenses. Our freight cost could be adversely affected by a number of factors that could reduce the profitability of our operations, including driver shortages, higher fuel costs, increased government regulation, and other matters. We compete with other entities for skilled management and labor specific to the wine and hospitality industries, including entities that operate in different market sectors than us. Costs to recruit and retain adequate personnel, increased labor costs, the loss of certain personnel, our inability to attract and retain other qualified personnel or a labor shortage that reduces the pool of qualified candidates could adversely affect our results of operations. Our supply and the price of raw materials, packaging materials and energy and the cost of energy, freight and labor used in our productions and distribution activities could be affected by a number of factors beyond our control, including market demand, climate change, global geopolitical events, such as Russia’s invasion of Ukraine, economic factors, inflation, and rising interest rates. To the extent any of these factors affect the prices of ingredients or packaging or we are unable to recoup costs through price increases of wines sold, our business, results of operations and financial results could be materially and adversely affected.

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

We compete for shelf space in retail stores and for marketing focus by our independent distributors, most of whom carry extensive product portfolios. In accordance with federal and state regulatory requirements, nationwide we sell our products primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the U.S. and in some overseas markets. Sales to distributors are expected to continue to represent a substantial portion of our net revenues in the future. A change in our relationship with any of our significant distributors could harm our business and reduce our sales. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes and regulations. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business. There can be no assurance that the distributors and retailers we use will continue to purchase our products or provide our products with adequate levels of promotional support. Consolidation at the retail tier, among club and chain grocery stores in particular, can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices.

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

We may not be fully insured against risk of catastrophic loss to wineries, production facilities or distribution systems as a result of earthquakes, fires, floods or other events, some of which may be exacerbated by climate change, which may cause us to experience a material financial loss. A significant portion of Crimson’s controlled vineyards as well as supplier and inventory storage locations are located in California, which is prone to seismic activity and has recently experienced wildfires and landslides. In recent years, we have seen an increase in the number and severity of extreme temperature events and unusual weather patterns, as well as the increase in both the frequency and severity of natural disasters, including earthquakes, fires and floods. If any of these vineyards and facilities were to experience a catastrophic loss as a result, it could disrupt our operations, delay production, shipments and revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. Although we carry insurance to cover property damage and business interruption as well as certain production assets in the case of a catastrophic event, certain significant assets are not covered in the case of certain catastrophes as we believe this to be a prudent financial decision. We cannot be certain that we will be able to insure against all risks that we desire to insure economically or that all of our insurers will be financially viable if we make a claim. We take steps to minimize the damage that would be caused by a catastrophic event, but there is no certainty that our efforts would prove successful. If one or more significant catastrophic events occurred damaging our own or third party assets and/or services, we could suffer a major financial loss.

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

Our failure to adequately maintain and protect or otherwise process personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business. We collect, use, store, disclose, transfer and protect (collectively, “process”) personal information, including from employees, customers and potential customers, in connection with the operation of our business. A wide variety of federal, state, local and international laws as well as regulations and industry guidelines apply to the processing of personal information, and may vary between jurisdictions or conflict with other rules. Data protection and privacy laws and regulations are evolving, subject to differing interpretations and being tested in courts and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Compliance with applicable privacy and data protection laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance. Our actual or alleged failure to comply with any applicable privacy and data protection laws and regulations, industry standards or contractual obligations, or to protect such information and data that we process, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position and loss of goodwill (both in relation to existing customers and prospective customers) any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our wines by existing and potential customers.

Initiatives to upgrade our enterprise resource planning system involve risks which could result in, among other things, business interruptions and higher costs. On January 1, 2023, we launched our new enterprise resource planning (“ERP”) software solution. We may experience difficulties and delays as we continue to operate in these new systems and processes, including but not limited to loss or corruption of data, system outages, delayed shipments, decreases in productivity as users transition to new systems, increased costs and lost revenues. We could incur material unanticipated implementation expenses or costs of conducting business if we are unable to successfully manage business and process changes to conduct, manage and control routine business functions. These risks could result in significant business disruptions or divert management’s attention from key strategic initiatives and have a material adverse effect on our business, results of operations and financial results.

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

Changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations may increase our costs or restrict our ability to sell our products into certain markets. Government laws and regulations result in increased farming costs, and the sale of wine is subject to taxation in various state, federal and foreign jurisdictions. The amount of wine that we can sell directly to consumers outside of California is regulated, and in certain states we are not allowed to sell wines directly to consumers and/or the amount that can be sold is limited. Changes in these laws and regulations could have an adverse impact on sales and/or increase costs to produce and/or sell wine. The wine industry is subject to extensive regulation by the TTB and various foreign agencies, state liquor authorities, such as the California Department of Alcoholic Beverage Control, and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers, distributors and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations. From time to time, many states consider proposals to increase, and some of these states have increased, state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Significant influence over our affairs may be exercised by our principal stockholders. As of March 3, 2023, the significant stockholders of our company include our directors Joseph S. Steinberg (approximately 15.3% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg’s private charitable foundation) and John D. Cumming (approximately 16.4% beneficial ownership, including ownership by the Ian M. Cumming Charitable Lead Annuity Trust). Accordingly, Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

Crimson’s vineyards and winemaking facilities are described in Item 1, which is incorporated by reference. The Company’s corporate offices are located at its wholly owned winery, Pine Ridge Vineyards, located at 5901 Silverado Trail, Napa, CA 94558.

Item 3.       Legal Proceedings.

The information set forth under Note 15 “Commitments and Contingencies” to the Company’s consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report is incorporated herein by reference.

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

On March 3, 2023, the closing sales price for the Company’s common stock was $5.97 per share. As of that date, there were 1,293 stockholders of record. Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Repurchase of Equity Securities

In March 2022, the Company commenced a share repurchase program (the “2022 Repurchase Program”) that provided for the repurchase of up to $4.0 million of outstanding common stock. Under the 2022 Repurchase Program, any repurchased shares are constructively retired. Under the 2022 Repurchase Program, the Company had repurchased 275,973 shares of its common stock at an average purchase price of $7.14 per share for an aggregate purchase price of $2.0 million through November 14, 2022. On November 14, 2022, the Company terminated the 10b5-1 plan that was in place to effect the Company’s repurchases under the 2022 Repurchase Program.

Share repurchase activity under the Company’s share repurchase program and block repurchase on a trade date basis, for the three months ended December 31, 2022 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans (millions)
October 1-31, 2022	30,743(1)	$6.30	257,687	$2.1
November 1-30, 2022	18,286(1)	$6.24	275,973	$—
	800,000(2)	$6.25
December 1-31, 2022	—	$—	—	$—
Total	849,029
__________________________________________
(1)Reflects shares repurchased under the 2022 Repurchase Program.
(2)Reflects shares not repurchased under the 2022 Repurchase Program. The Company repurchased an aggregate of 800,000 shares of its common stock through a privately negotiated transaction at a purchase price of $6.25 per share for an aggregate purchase price of $5.0 million on November 16, 2022 (the “2022 Block Repurchase”).

During the twelve months ended December 31, 2022, the Company repurchased 1,075,973 shares of its common stock between the 2022 Repurchase Program and the 2022 Block Repurchase at an average purchase price of $6.48 per share for an aggregate purchase price of $7.0 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Unregistered Sales of Securities

There have been no sales of unregistered securities by the Company during the fiscal year ended December 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	822,000	$7.82	678,000
Equity compensation plans not approved by security holders	—	$—	—
Total	822,000	$7.82	678,000
The terms of equity compensation plans are described in Note 11 “Stockholders’ Equity and Stock-Based Compensation” to the consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report.

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

Overview of Business

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, custom winemaking services, special event fees, tasting fees and other non-wine retail sales such as merchandise (“non-wine sales”).

The Company’s wines are primarily sold to distributors, who then sell to retailers and restaurants. As permitted under federal, state and local regulations, the Company has also been placing increased emphasis on generating revenue from direct sales to consumers which occur through wine clubs, at the wineries’ tasting rooms and through the Ecommerce channel. Direct sales to consumers are more profitable for the Company as it is able to sell its products at a price closer to retail prices rather than the wholesale price sold to distributors. From time to time, the Company may sell grapes or bulk wine because such grapes or bulk wine does not meet the quality standards for the its products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use. When these sales occur, they may result in a loss.

Cost of sales includes grape and bulk wine costs, whether purchased or produced from the Company’s controlled vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing and shipping and handling costs. For the Company’s produced grapes, grape costs include annual farming labor costs, harvest costs and depreciation of vineyard assets. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from three to 36 months. Reductions to the carrying value of inventories are also included in costs of sales.

As of December 31, 2022, wine inventory includes approximately 0.7 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Impact of COVID-19 on Operations

In March 2020, in response to the coronavirus disease (“COVID-19”) outbreak, the Company temporarily closed all of its tasting rooms, which are located in California, Oregon, and Washington, in compliance with shelter-in-place orders issued by local government offices. During 2020, the Company was challenged with several months of temporary closures and intermittent government restrictions impacting both operational capacities and steadiness throughout the year. All of the Company’s tasting rooms were allowed to reopen in late January 2021 with varying impacts created by the guidelines, restrictions, and tiered structures of each respective state in which the Company operates. The intermittent updates for each state and county caused operating capacity at each tasting room to fluctuate for most of 2021. Although capacity restrictions within the Company’s tasting rooms were lifted in the second half of June 2021, the Company continues to maintain a set of operating guidelines to protect the safety of all employees and guests, which may affect capacity and will vary based on estate experience and parameters.

All of the Company’s tasting rooms were impacted by government orders and restrictions to significant and varying degrees from March 2020 to early 2022. During this time, the Company’s management and employees at all estate locations took appropriate actions to ensure a safe and enjoyable experience for all guests and employees. The Company implemented various measures to prevent the spread of the virus including using available forms of personal protective equipment (“PPE”), screening employees and vendors before they enter facilities, practicing social distancing, implementing COVID-19 protocols and travel guidelines, and advising employees of Center for Disease Control (“CDC”) guidelines and recommendations.

The Company has experienced port shipping delays within its export shipments but does not anticipate significant impact or disruptions to its supply chain network. In order to mitigate against potential logistical challenges, the Company has effectively managed distributor inventory levels for its domestic wholesale business, which accounts for the majority of the Company’s total wholesale shipments.

The Company has experienced both reductions and increases in consumer demand in various channels due to the ongoing COVID-19 pandemic in the twelve months ended December 31, 2022 and 2021, with operating guidelines having a lesser impact on the current period as the world advances on efforts against the pandemic. However, other than for certain specific periods impacted by operational restrictions, it is becoming increasingly difficult to discern impacts from various global events and changing market conditions. In addition to disruptions in the U.S. and global economy, uncertainty regarding general economic conditions and outlook, including concerns about a potential U.S. or global recession, may lead to decreased consumer spending on discretionary items such as wine.

The Company has identified two operating segments, Direct to Consumer and Wholesale. The Direct to Consumer segment includes retail sales in the tasting rooms, remote sites and on-site events, wine club sales, direct phone sales, Ecommerce sales, and other sales made directly to the consumer without the use of an intermediary. Tasting room sales have been negatively impacted during periods of closures and operating limitations. As restrictions were gradually lifted throughout 2021 and the early part of 2022, the Company experienced a rebound in visitor counts to its tasting rooms. Ecommerce sales were initially favorably impacted during the pandemic as consumers sought to purchase wines through an online platform to minimize human contact. As restrictions eased throughout 2021 and the early part of 2022, Ecommerce sales remained elevated over pre-pandemic levels but declined from the highs of 2020 with consumers returning to traditional consumption channels, including tasting rooms, bars, restaurants, and other hospitality locations.

The Wholesale segment includes all sales through a third party where prices are given at a wholesale rate. In 2020, demand for wines at On-Premise locations was reduced due to COVID-19 containment measures restricting consumers from visiting, as well as in many cases both the temporary and permanent closures of On-Premise venues. However, as restrictions continued to be lifted throughout 2021 and the early part of 2022, demand for wines at On-Premise locations started to rebound. Demand for premium wines at Off-Premise locations has increased due to their initial classification as essential businesses that remained open during government imposed closings and/or restrictions due to COVID-19, as well as ongoing premiumization of at-home wine consumption. As On-Premise demand continues to recover, other than sales made through third-party Ecommerce, the Company has not observed a reversing trend in Off-Premise demand.

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

The extent of COVID-19’s impact on the Company’s financials and results of operations remains uncertain and will depend on future developments, including, but not limited to, the length of time that the pandemic continues, the severity and continued transmission of its variants, the effect of any governmental regulations imposed in response to the pandemic, the availability and effectiveness of vaccines and potential hesitancy to utilize them, and the effect on the demand for its products and its supply chain. The Company cannot at this time predict the full impact of COVID-19 on its financial and operational results. Accordingly, the Company’s current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to Item 1A. Risk Factors, for additional risks the Company faces due to the COVID-19 pandemic.

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

Climate Conditions and Extreme Weather Events

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates impacts of climate conditions and weather on its business and plan to disclose any material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. During 2022, Crimson continued to complete upgrades to its facilities to improve water resilience and fire mitigation measures with plans to advance these initiatives through improvements of irrigation and water systems over the next several years.

Following a historic wildfire season across California, Oregon, and Washington in 2020, the 2021 and 2022 harvests were impacted by drought and heat resulting in lower yields than historical averages. Compounded with the losses on the 2020 vintage, the lower yields of the 2021 and 2022 vintages may cause upward pricing pressure on the bulk wine market in addition to increased costs for grapes produced by the Company. Depending on the wine, the production cycle from harvest to bottled sales is anywhere from one to three years. Lower harvest yields have also resulted in reduced bottled inventory and limited availability of select wines and vintages available for sale.

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

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, projected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or profitability for the Company’s products are less than previously estimated, then the carrying value of the inventories may need to be reduced, resulting in additional expense and reduced profitability. The Company’s inventory write-downs may consist of reductions to bottled or bulk wine inventory. Crop insurance proceeds from farming losses may be recorded as offsets against previously recognized write-downs. Inventory write-downs of $1.4 million and $1.8 million were recorded during the years ended December 31, 2022 and 2021, respectively.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. There were no significant asset disposals related to vineyard development during the year ended December 31, 2022 and the Company recorded $0.6 million of asset disposals related to vineyard development during the year ended December 31, 2021.

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

The Company recorded no impairment charges during the years ended December 31, 2022 and 2021.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Net Sales

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Increase	% change
Wholesale	$41,042	$37,049	$3,993	11%
Direct to consumer	28,882	28,201	681	2%
Other	4,320	3,668	652	18%
Total net sales	$74,244	$68,918	$5,326	8%

Wholesale net sales increased $4.0 million, or 11%, in 2022 as compared to 2021, with increases in both domestic and export wine sales. The increase in domestic wine sales was driven by a combination of the Company’s execution of its growth strategies, price increases, and year-over-year recovery of On-Premise sales. These factors drove an increased rate of sales of the Company’s core wines and continued growth in new points of distributions. The increase in export wine sales was driven by increased shipments to Canada and recovery of the cruise and transportation business.

Direct to consumer net sales increased $0.7 million, or 2%, in 2022 as compared to 2021. The increase was primarily driven by higher sales through the wine clubs and in tasting rooms as compared to 2021. The increase in wine club and tasting room sales was partially offset by lower Ecommerce sales in the current year. Sales for wine clubs increased in the current year driven by price increases and sales mix. An increase in visitors and higher spend per guest driven by the Company’s elevated tasting experiences resulted in higher tasting room sales. Ecommerce sales decreased in the current year as compared to 2021 as consumers continued to shift purchasing behaviors with the reopening of tasting rooms, retail and restaurants. Additionally, lower yields have resulted in reduced bottled inventory and limited availability of select wines and vintages. Limited offerings had an adverse impact across all sales channels but were particularly challenging within the Ecommerce channel as wine clubs and tasting rooms combined to make up 83% of total direct to consumer net sales.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, increased $0.7 million, or 18%, in 2022 as compared to 2021. The increase was primarily driven by higher tasting and event fee revenues and custom winemaking services, partially offset by lower sales of excess bulk wine. Higher tasting and event fee revenues were driven by the Company’s premiumization of the wine tasting experiences and increased tasting room traffic and private events.

Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Increase	% change
Wholesale	$14,223	$13,045	$1,178	9%
Wholesale gross margin percentage	35%	35%
Direct to consumer	18,844	18,110	734	4%
Direct to consumer gross margin percentage	65%	64%
Other	(276)	(1,102)	826	75%
Total gross profit	$32,791	$30,053	$2,738	9%

Wholesale gross profit increased $1.2 million, or 9%, in 2022 as compared to 2021 driven by price increases and an overall volume increase in wine sales, partially offset by a shift in sales mix towards wines with a higher cost vintage. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 50 basis points primarily driven by a shift in sales mix towards wines with a higher cost vintage, nearly offset by price increases, compared to 2021.

Direct to consumer gross profit increased $0.7 million, or 4%, in 2022 as compared to 2021. The increase was a result of higher wine clubs and tasting room sales, partially offset by lower Ecommerce sales, when compared to 2021. Direct to consumer gross margin percentage increased 100 basis points in 2022 primarily driven by price increases and a shift in sales channel mix driven by higher wine clubs and tasting room sales as compared to 2021.

“Other” includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross loss decreased $0.8 million, or 75%, in 2022 as compared to 2021 and is primarily driven by increased profitability in tasting and event fee revenues, custom winemaking services, and grape and bulk wine sales, lower inventory write-downs, partially offset by nonrecurring insurance proceeds for smoke taint affected inventory received in 2021.

Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Increase	% change
Sales and marketing	$17,414	$15,658	$1,756	11%
General and administrative	13,102	13,122	(20)	—%
Total operating expenses	$30,516	$28,780	$1,736	6%

Sales and marketing expenses increased $1.8 million, or 11%, in 2022 as compared to 2021. The increase was primarily driven by higher compensation and travel expenses compared to 2021. Increased compensation is driven by hospitality staffing related to increased traffic and volume, merit increases, and filling positions that were vacant in the prior year.

General and administrative expenses were flat in 2022 compared to 2021 due to various offsetting drivers. Restatement costs incurred in the prior year period were partially offset by higher compensation related to merit increases, added positions, and stock grants and reinstatement of previously voluntarily waived board of director fees in the current year.

Other (Expense) Income

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	% change
Interest expense, net	$(926)	$(1,015)	$89	9%
Gain on extinguishment of debt	—	3,863	(3,863)	(100)%
Other income, net	415	359	56	16%
Total other (expense) income, net	$(511)	$3,207	$(3,718)	(116)%

Interest expense, net, decreased less than $0.1 million, or 9%, in 2022 as compared to 2021. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 and 2017 Term Loans.
Gain on extinguishment of debt was recognized for $3.9 million in 2021. The gain on extinguishment of debt was related to the PPP loan forgiveness approved by the SBA on June 14, 2021.
Other income, net, increased $0.1 million, or 16%, in 2022 as compared to 2021. The increase was primarily driven by higher investments interest income and rental income received, partially offset by a nonrecurring gain on lease modification recognized in 2021 upon the Company’s early termination agreement of the leased space previously used as the Company’s corporate headquarters.

Income Tax Provision
The Company’s income tax provision increased $0.1 million in 2022 as compared to 2021. The effective tax rate was 26.1% for 2022 as compared to 8.5% for 2021. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for 2022 was primarily attributable to state income taxes and other nondeductible items. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for 2021 was primarily attributable to non-taxable income from PPP loan forgiveness and state income taxes.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash and cash equivalents, investments in available for sale securities, funds generated from operations and bank borrowings. The Company’s primary cash needs are to fund working capital requirements and capital expenditures. The Company has maintained adequate liquidity to meet working capital requirements, fund capital expenditures, meet payroll, and repay scheduled principal and interest payments on debt, and maintain compliance with debt covenants. The Company’s capital program is designed to operate within or near operating cash flow and may fluctuate with strategic initiatives and other factors impacting cash flow. The Company’s operating cash flow funded its capital expenditures in 2022 and fully funded its capital expenditures in 2021.

In response to the current macro-economic environment, the Company protected its financial position and liquidity as evidenced by the following items: the Company managed both operating expense and capital expenditure increases closely, limited discretionary spending, and actively managed its working capital, including supporting its business partners and closely monitoring its customers’ solvency and collectability. As a result, the Company believes that cash flows generated from operations and its cash, cash equivalents, and marketable securities balances, as well as its borrowing arrangements, will be sufficient to meet its presently anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months. The Company’s 2023 capital expenditure is expected to be approximately $9 million to $11 million, which include reinvestment into hospitality areas, production facilities and equipment, developing vineyards, maintenance, climate resilience projects, and other Company initiatives. For additional information regarding the Company’s debt obligations and purchase contracts, refer to Note 10 “Debt” and Note 15 “Commitments and Contingencies” included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report. Any projections of future cash needs and cash flows beyond the next twelve months are subject to substantial uncertainty but the Company believes cash flows generated from operations combined with its sources of liquidity as discussed above will be sufficient to meet its long-term cash requirements.

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with American AgCredit, FLCA, as agent for the lenders. The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and a base rate or the London Interbank Offered Rate. The Revolving Credit Facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain mergers, consolidations and sales of assets. Crimson and its subsidiaries were in compliance with all debt covenants as of December 31, 2022. No amounts have been borrowed under the Revolving Credit Facility to date.

The Revolving Credit Facility agreement was previously set to expire on March 31, 2023. On March 7, 2023, the Company obtained an extension to the agreement from the lender, American AgCredit, FLCA, with an expiration date of May 31, 2023 in order to execute renewal of the agreement.

Term Loans

Term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2022, $11.5 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (the “DCV Borrower” and, individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017

Term Loan”) with the Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The term loan can be used to fund acquisitions, capital projects and other general corporate purposes. As of December 31, 2022, $7.4 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to shareholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. Borrower was in compliance with all debt covenants as of December 31, 2022.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the years ended December 31, 2022 and 2021 (in thousands):

Net cash provided by (used in):	2022	2021
Operating activities	$7,493	$18,702
Investing activities	(6,387)	(8,189)
Financing activities	(8,133)	(7,095)

Cash provided by operating activities

Net cash provided by operating activities was $7.5 million in 2022, consisting primarily of $1.1 million of net income adjusted for $9.7 million of non-cash items and $3.3 million net cash outflows related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation and amortization, loss on the write-down of inventory, deferred income tax provision, stock-based compensation, and loss on disposal of property and equipment. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and increase in inventory, accounts receivable, and other current assets.
Net cash provided by operating activities was $18.7 million in 2021, consisting primarily of $3.2 million of net income adjusted for $6.9 million of non-cash items and $8.6 million of net cash inflows related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation and amortization, loss on the write-down of inventory, and loss on disposal of property and equipment, partially offset by the gain on extinguishment of debt. The change in operating assets and liabilities was primarily due to a decrease in inventory, accounts receivable, and other current assets and increase in accounts payable and accrued liabilities.

Cash used in investing activities

Net cash used in investing activities was $6.4 million in 2022, consisting primarily of capital expenditures of $7.6 million, partially offset by net redemptions of available for sale investments of $0.8 million and principal payments received on notes receivable of $0.4 million.
Net cash used in investing activities was $8.2 million in 2021, consisting primarily of net purchases of available for sale investments of $4.0 million and capital expenditures of $4.5 million, partially offset by proceeds from disposals of property and equipment totaling $0.2 million and principal payments received on notes receivable of $0.1 million.

Cash used in financing activities

Net cash used in financing activities was $8.1 million in 2022, which reflects the repurchase of the Company’s common stock at a repurchase price totaling $7.0 million and principal payments on the Company’s 2015 and 2017 Term Loans of $1.1 million.
Net cash used in financing activities was $7.1 million in 2021, which reflects the repurchase of the Company’s common stock at a repurchase price totaling $6.2 million and principal payments on the Company’s 2015 and 2017 Term Loans of $0.9 million.

Share Repurchases

On May 24, 2021, with the unanimous written consent of the Company’s board of directors, the Company repurchased an aggregate of 719,291 shares of its common stock at a purchase price of $8.65 per share for an aggregate purchase price of approximately $6.2 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

In March 2022, the Company commenced the 2022 Repurchase Program that provided for the repurchase of up to $4.0 million of outstanding common stock. Under the 2022 Repurchase Program, any repurchased shares are constructively retired. In addition to the shares repurchased under the 2022 Repurchase Program, the Company repurchased an aggregate of 800,000 shares of its common stock at a purchase price of $6.25 per share for an aggregate purchase price of $5.0 million on November 16, 2022. Under the 2022 Repurchase Program, the Company had repurchased 275,973 shares of its common stock at an average purchase price of $7.14 per share for an aggregate purchase price of $2.0 million through November 14, 2022. During the twelve months ended December 31, 2022, the Company repurchased 1,075,973 shares of its common stock between the 2022 Repurchase Program and the 2022 Block Repurchase at an average purchase price of $6.48 per share for an aggregate purchase price of $7.0 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of its management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.

For the year ended December 31, 2022, the Company’s independent registered public accounting firm, BPM LLP, was not required to report on the effectiveness of the Company’s internal control over financial reporting due to exemptions allowed to filers with a non-accelerated filer status in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

On March 1, 2023, the Company’s board of directors approved the grant of stock option awards under the Crimson Wine Group, Ltd. 2022 Omnibus Incentive Plan to Karen Diepholz, the Company’s Chief Financial Officer, and Nicolas Quillé, the Company’s Chief Operating Officer and Chief Winegrower. Each of Ms. Diepholz and Mr. Quillé was granted options to purchase 115,000 shares of the Company’s common stock, which will vest in five tranches, subject to both performance-based vesting requirements and time-based vesting requirements as set forth in the table below. The options were granted on March 1, 2023 with an exercise price of $5.95 and will expire on March 1, 2033.

Tranche #	Number of Shares Subject to Option	Performance Period
1	11,500	January 1, 2023 – December 31, 2023
2	17,250	January 1, 2024 – December 31, 2024
3	23,000	January 1, 2025 – December 31, 2025
4	28,750	January 1, 2026 – December 31, 2026
5	34,500	January 1, 2027 – December 31, 2027

The performance-based vesting requirement with respect to any particular tranche of options will be satisfied if, and only if, the Compensation Committee determines that certain annual target or cumulative target “Adjusted EBITDA” goals are achieved. More specifically, the performance-based vesting requirement for a tranche will be satisfied if the annual target Adjusted EBITDA goal for the applicable performance period is achieved. If the Company fails to attain the annual target Adjusted EBITDA goal for a particular tranche, such tranche will remain outstanding and the performance-based vesting requirement will be satisfied only if the cumulative target Adjusted EBITDA goal for the applicable performance period or any future performance period (if any) is achieved.

“Adjusted EBITDA” is defined as the Company’s net (loss) income attributable to common stockholders before interest expense, (benefit) provision for income taxes, depreciation and amortization, stock based compensation, restructuring expenses, impairment charges, vineyard disposals, step-up cost of goods sold (COGS) related to the acquisition of Seven Hills Winery, and restatement expenses as reported by the Company in its financial statements on Forms 10-Q and 10-K filed with the U.S. Securities and Exchange Commission (but without giving effect to any rounding used in reporting the amounts in Form 10-Q and Form 10-K), for the previous four consecutive fiscal quarters of the Company. In the event that the Company or any affiliate or subsidiary acquires any other company or business unit, the financial results of such acquired company or business unit shall be included in calculation of Adjusted EBITDA.

Any options in an applicable tranche for which the performance-based vesting requirements described above have been satisfied shall be subject to an additional time-based vesting requirement whereby 20% of the shares in such a tranche shall immediately vest on the date on which the Compensation Committee determines the performance-based vesting requirement has been satisfied (the “Performance Requirement Satisfaction Date”) with the remaining options vesting in four equal annual installments beginning on the first year anniversary of the Performance Requirement Satisfaction Date.

Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

As of March 13, 2023, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below. Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

John D. Cumming, age 55. Mr. Cumming was elected as Chairman of Crimson in June 2015 after serving as a director of the Company since February 2013. Mr. Cumming is Founder and Executive Chairman of POWDR Corp., a private ski resort and summer camp operating company. In addition to leading POWDR Corp., Mr. Cumming holds many positions in related fields, including Chairman of Snowbird Holdings LLC, Board Member of the Cumming ·Foundation, Chairman of Cumming Capital Management, formerly known as American Investment Company, Chairman of Cumming Trust Management and U.S. Ski & Snowboard Foundation Trustee. He is Founder and Chairman Emeritus of The Park City Community Foundation, Chairman Emeritus of Outside TV and a founding shareholder of Mountain Hardwear.

Annette D. Alvarez-Peters, age 61, was elected as a director of the Company in May 2021. She is the founder of annette a.p. Wine & Spirits Inc., a consultancy focused on business development and merchandising for the wine and spirits industry. Ms. Alvarez-Peters previously had a 37-year career with Costco Wholesale, including 25 years in the Beverage Alcohol Department, retiring as Assistant Vice President and General Merchandise Manager. A top leader in the industry, Alvarez-Peters has been recognized by M. Shanken Communications, publisher of Wine Spectator; Wine Business Monthly; Decanter; and Wine Enthusiast. She holds the Diploma Certification from the Wine & Spirits Education Trust and the Certified Wine Educator designation from the Society of Wine Educators.

Douglas M. Carlson, age 66, was elected as a director of the Company in March 2013. Mr. Carlson was appointed CEO of Good Idea, Inc. in January 2022. Good Idea produces the first functional beverage clinically proven to boost metabolism, harness natural energy and to help balance blood sugar. In addition, from August 2015 to June 2022, he served as CEO and Chairman of Tommy's Superfoods, LLC. From October 2013 to July 2015, Mr. Carlson was the Executive Vice President and Chief Marketing Officer of NOOK Media LLC, a subsidiary of Barnes & Noble, Inc. From April 2010 to September 2013, Mr. Carlson was Managing Partner of Rancho Valencia Resort & Spa, a tennis resort that includes fractional real estate. Prior to that, Mr. Carlson was Executive Chairman and Managing Director of Zinio, LLC and VIV Publishing, a digital publishing, retail and distribution platform for magazines, since 2005. Mr. Carlson co-founded FIJI Water Company LLC, Inc. in 1996 and served as its Chief Executive Officer from 1996 to 2005. Prior to joining FIJI, Mr. Carlson served as the Senior Vice President and Chief Financial Officer for The Aspen Skiing Company, from 1989 to 1996. Mr. Carlson has managerial and investing experience both within and outside the hospitality industry, as well as having been a certified public accountant.

Avraham M. Neikrug, age 53, was elected as a director of the Company in February 2013. Mr. Neikrug has been the Managing Partner of Goldenhill Ventures, a private investment firm that specializes in buying and building businesses in partnership with management, since June 2011. Mr. Neikrug has managerial and investing experience in a broad range of businesses through his founding and operating of JIR Inc., a company involved in the development of regional cable television throughout Russia, JIRP, a business-to-business internet service provider (ISP) based in Austria, and M&A Argentina, a private equity effort in Argentina. Avraham M. Neikrug’s father is a first cousin to Joseph S. Steinberg.

Colby A. Rollins, age 48, was elected as a director of the Company on April 25, 2018. Mr. Rollins is currently the Managing Director and Co-CEO of Cumming Capital Management, a family-owned investment company with diversified holdings. Previously, he served as the Chief Operations Officer of Cumming Capital Management from January 2009 to December 2021. John Cumming, Chairman of Crimson Wine Group is also the Chairman of Cumming Capital Management. Mr. Rollins served as a Director, Chief Operations Officer, and Chief Financial Officer of Wing Enterprises, Inc., a privately-owned ladder company, from 2004 to 2008. He also has managerial and investment experience, including serving on the board of directors for Powdr Corporation, IPT, LLC (dba Pay Lock Parking Solutions), MTI Partners, LLC, PMH Investors, LLC, Snowbird Holdings, LLC, City Roasting Company, LLC and Pawtree, LLC. Mr. Rollins was also a certified public accountant with Deloitte and Touche.

Joseph S. Steinberg, age 79 was elected as a director of the Company in February 2013. Mr. Steinberg has been Chairman of the Board of Directors of Jefferies Financial Group, Inc. since its 2013 merger with Leucadia National Corporation, where he served as Director and President beginning in 1979. Prior to the merger, he served on the Board of Directors of Jefferies Group,

Inc. for several years. Mr. Steinberg has represented Jefferies’ investments by serving on several boards, including the boards of directors of HomeFed Corporation until its merger with Jefferies Financial Group in 2019; HRG Group, Inc.; Spectrum Brands Holdings, Inc.; and Fidelity & Guaranty Life. Recently, Mr. Steinberg served on the board of Pershing Square Tontine Holdings, Ltd. Mr. Steinberg is the Chairman of St. Ann’s Warehouse, a theater in DUMBO, Brooklyn, a Life Trustee of New York University, and Trustee of the National Film Preserve, the presenter of the Telluride Film Festival. A graduate of New York University in 1966 and the Harvard Business School in 1970, Mr. Steinberg previously served as a Peace Corps Volunteer in Jamaica, Wisconsin.

Luanne D. Tierney, age 59, was elected as a director of the Company on November 5, 2018. Ms. Tierney is a Marketing Technology Executive, seasoned board director and advisor with broad depth of experience driving companies to best leverage technology, data, information, and the cloud in the digital age. Ms. Tierney has over 25 years in leadership, marketing strategy roles, and driving growth through partner ecosystems. Ms. Tierney has deep Go-To-Market and P&L experience navigating through multiple stages of growth, global expansion, leadership transitions, strategy development, planning, people, and change management. Ms. Tierney helps companies create best-in-class connected marketing and sales organizations. She assists organizations in getting the most out of their people by developing great cultures and workplaces. She is an active Board director and advisor for both public and private companies. Ms. Tierney is a guest lecturer at Pepperdine Graziadio School of Business. She is active in multiple organizations that support and prepare women in technology to advance their careers. She is a frequent speaker for industry events, leadership panels, and in university courses.

Jennifer L. Locke, age 50, has served as Chief Executive Officer of Crimson since December 2019. Ms. Locke brings to the Company inspirational leadership skills and an industry-wide reputation for delivering results and leading high-performing teams in a collaborative and innovative style. Prior to joining Crimson, Ms. Locke was Senior Vice President of U.S. Luxury and Direct-to-Consumer Sales, Americas, at Treasury Wine Estates, a publicly traded global wine company, based in Melbourne, Australia. A Northwest native, Ms. Locke previously was Director of National Wholesale, Export and Direct-to-Consumer Sales at Willakenzie Estate and was Pacific Senior Regional Sales Manager at Chalone Wine Group. She began her hospitality industry career more than 20 years ago as a wine buyer and training manager at several fine-dining restaurants in Seattle.

Karen L. Diepholz, age 59, has served as Chief Financial Officer of Crimson since June 2018. Prior to that, Ms. Diepholz served for three years as the Chief Financial Officer of Vintage Wine Estates, a privately held wine company, where she led many aspects of the operations including treasury, and integration of acquisitions. From 2011 to 2014, Ms. Diepholz previously held the position of Vice President & Chief Financial Officer of Equinox Payments, a payment technology company, spun off from Hypercom Corporation, a New York Stock Exchange listed global payment technology company where she was the Vice President of Financial Planning and Analysis from 2008 to 2011. Ms. Diepholz also served as the Vice President, Corporate Controller at Fender Musical Instruments and spent her early career in the consumer products industry in a variety of financial and cross-functional leadership roles at The Dial Corporation, now Henkel U.S.

Nicolas M.E. Quillé, MW, age 50, has served as Chief Winemaking and Operations Officer since May 2018. Mr. Quillé previously was the General Manager and Head Winemaker of Banfi Vintners’ boutique portfolio of wineries in the Pacific Northwest. He spent the last 30 years in a variety of winegrowing positions in both France and the United States. In addition to his role with Banfi, his U.S. experience includes winegrowing and management positions with Pacific Rim and Bonny Doon. Prior to moving to the United States, Mr. Quillé worked in Burgundy (Antonin Rodet and Domaine Prieur), Provence (Domaine de la Courtade), Champagne (Laurent Perrier) and Portugal (Taylor’s Port). Mr. Quillé is a member of the Institute of Masters of Wine.

Meetings and Committees
During 2022, the Board of Directors met five times. All seven of the Company’s then directors attended the 2022 Annual Meeting of Stockholders.
The Board of Directors has standing Audit, Compensation, and Nominating Committees. The Board of Directors determined that establishing these standing committees is an important element of sound corporate governance.
Procedures for Recommending Nominees

A stockholder entitled to vote in the election of directors may nominate one or more persons for election as director at a meeting if written notice of that stockholder’s intent to make the nomination has been given to the Company, with respect to an election to be held at an annual meeting of stockholders, no earlier than 150 days and no later than 120 days before the first anniversary of the last annual meeting, and, with respect to an election to be held at a special meeting of stockholders, no earlier than 150 days before such special meeting and no later than 120 days before such special meeting. The notice shall provide such information as required under the Company’s bylaws, including, without limitation, the name and address of the stockholder and their nominees, a representation that the stockholder is entitled to vote at the meeting and intends to nominate the person, a description of all arrangements or understandings between the stockholder and each nominee, other information as would be required to be included in a proxy statement soliciting proxies for the election of the stockholder’s nominees, the consent of each nominee to serve as a director of the Company if so elected, information concerning the stockholder’s direct and indirect ownership of securities of the Company, including with respect to any beneficial owner of securities of the Company held by the stockholder, and compensation received by or relationships between such stockholder with respect to the securities of the Company from any beneficial owner of such securities. The Company may require any proposed nominee to furnish other information as it may reasonably require to determine the eligibility of the proposed nominee to serve as a director of the Company. Please refer to the Company’s bylaws for additional information and requirements regarding director nominations from stockholders. When evaluating nominees, the Company is committed to considering qualified candidates with a diversity of experience and perspective, including diversity with respect to areas of expertise, gender, race, ethnicity, experience and geography.
Audit Committee
The Board of Directors has adopted a charter for the Audit Committee, which is available on the Company’s website, www.crimsonwinegroup.com. The Audit Committee consists of Mr. Carlson, who serves as the Chairman, Mr. Neikrug and Mr. Rollins. The Board of Directors has determined that Mr. Carlson is qualified as an audit committee financial expert within the meaning of regulations of the SEC and that each of Messrs. Carlson, Neikrug and Rollins is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for audit committee members. During 2022, the Audit Committee met four times.
Compensation Committee
The Compensation Committee, formed in 2018, (i) reviews and approves the compensation of the Company’s executive officers, (ii) establishes, oversees and administers compensation policies and programs for the Company’s employees, and (iii) administers the Company’s incentive compensation plan. The Board of Directors has adopted a charter for the Compensation Committee, which is available on the Company’s website, www.crimsonwinegroup.com. The Compensation Committee currently consists of Mr. Rollins, who serves as the Chairman, and Mr. Neikrug, each of whom is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for compensation committee members. Each member of the Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. During 2022, the Compensation Committee met three times.
Nominating Committee
The Nominating Committee, formed in 2021, evaluates and nominates candidates for appointment or election to the Board, as applicable. The Board of Directors has adopted a charter for the Nominating Committee, which is available on the Company’s website, www.crimsonwinegroup.com. The Nominating Committee currently consists of Mr. Neikrug, who serves as the Chairman, Mr. Steinberg and Mr. Rollins, each of whom is independent applying the NASDAQ Stock Market’s listing standards for independence for nominating committee members. Each member of the Nominating Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.
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
The Nominating Committee shall periodically review the appropriate skills and characteristics of members of the Board. While there is no formal policy for considering diversity when evaluating nominees, the Nominating Committee, as well as any third-party search firm that it engages, is committed to considering qualified candidates with a diversity of experience and perspective, including diversity with respect to areas of expertise, gender, race, ethnicity, experience and geography. This assessment includes the following factors: diversity (including diversity of skills, background, and experience); business and professional background; financial literacy and expertise; availability and commitment; independence; and other criteria that the Nominating Committee or the full Board finds relevant. When searching for new director nominees, the Committee, as well as any third-party search firm that it engages, is committed to considering qualified candidates with a diversity of experience and perspective, including diversity with respect to areas of expertise, gender, race, ethnicity, experience, and geography. During 2022, the Nominating Committee met one time.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of these reports filed electronically with the SEC and, with respect to Form 5, any written representations from reporting persons that no Form 5 was required, the Company believes that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis during fiscal year 2022.
Code of Business Practice

The Company has a Code of Business Practice, which is applicable to all of its directors, officers and employees, and includes a Code of Practice applicable to its principal executive officers and senior financial officers. Both the Code of Business Practice and the Code of Practice are available on the Company’s website, www.crimsonwinegroup.com, or in print to any stockholder who requests it as set forth under Part IV, Item 15(b) of this annual report on Form 10-K. The Company intends to post amendments to, or waivers from, the Code of Business Practice or the Code of Practice on its website as required by applicable law.

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

Stock Ownership Requirements

The Company does not have a formal stock ownership requirement, although two of its directors, Messrs. John D. Cumming and Joseph S. Steinberg, respectively, beneficially own approximately 16.4% and 15.3% of the Company’s outstanding common stock as of March 3, 2023.
Accounting and Tax Matters

As of December 31, 2022, a total of 822,000 shares of option grants were issued and remained outstanding with no additional grants or stock activities related to exercises or expirations during the year. As of December 31, 2022, 111,650 shares of option grants vested and are exercisable. For additional information, refer to Note 11 “Stockholders’ Equity and Stock-Based Compensation” included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report.

Executive Compensation

The following table shows, for fiscal years 2022 and 2021, all of the compensation earned by, awarded to or paid to the Company’s named executive officers (as defined by Item 402(m)(2) of Regulation S-K).

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Bonus	Option Awards(2)	Other (3)	Total
Jennifer L. Locke	2022	$372,247	$137,955	$1,330,567	$23,695	$1,864,464
Chief Executive Officer	2021	$353,769	$—	$162,887	$16,645	$533,301
Karen L. Diepholz	2022	$312,278	$121,713	$—	$20,470	$454,461
Chief Financial Officer	2021	$303,041	$10,000	$120,931	$13,879	$447,851
Nicolas M.E. Quillé	2022	$295,533	$123,936	$—	$22,176	$441,645
Chief Operating Officer and Chief Winegrower	2021	$290,091	$—	$120,931	$14,689	$425,711

(1)Base salary under employment agreements with subsequent increases at the Board of Directors’ sole discretion.
(2)Amount represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 “Stockholders’ Equity and Stock-Based Compensation” included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report. See “2022 Outstanding Equity Awards at Fiscal Year-End” for additional information regarding all options awards outstanding as of December 31, 2022. The option award amounts are non-cash in the year of grant as each grant has either time-based vesting requirements or both time-based and performance-based vesting requirements that must be met before a set number of shares of option grants vest and become exercisable. In addition, the total outstanding option awards have no intrinsic value as of December 31, 2022 due to all exercise prices being below the stock price at the end of the year.
(3)Includes 401(k) contributions, car allowances, and health club reimbursements paid by the Company.

2022 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards held by the Company’s named executive officers at December 31, 2022.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jennifer L. Locke	12/04/2019 (1)	53,400	35,600	$6.87	12/03/2026
	07/06/2021 (2)	16,500	49,500	$8.88	07/06/2028
	03/11/2022 (3)	—	500,000	$7.50	03/10/2032
Karen L. Diepholz	07/06/2021 (2)	12,250	36,750	$8.88	07/06/2028
Nicolas M.E. Quillé	07/06/2021 (2)	12,250	36,750	$8.88	07/06/2028

(1)These options vest in equal annual installments over five years on each one-year anniversary of the date of grant and expire after seven years.
(2)These options vest in four equal increments on each of January 4, 2022, January 4, 2023, January 4, 2024 and January 4, 2025, and expire after seven years.
(3)These options are divided into four tranches, subject to both performance-based and time-based vesting requirements and expire ten years from the date of grant. The performance-based vesting requirements are tied to annual or cumulative Adjusted EBITDA targets, as defined within the underlying option award agreement.

Executive Agreements

Jennifer L. Locke. On December 2, 2019, the Company entered into an agreement with Ms. Locke, which was amended on March 11, 2022. The agreement continues until terminated by the Company or Ms. Locke at any time and for any reason or for no reason with or without notice. Beginning January 1, 2022, Ms. Locke is eligible for an annual bonus in an amount to be determined by the Company in its discretion up to 50% bonus target of base salary (35% bonus target of base salary prior to January 1, 2022). The amount of any annual bonus will be based upon the Company’s performance and Ms. Locke’s performance, as determined by the Company, against goals mutually agreed upon between Ms. Locke and the Company. Pursuant to the agreement, Ms. Locke is eligible to participate in a long term incentive plan, receive an annual car allowance benefit of $12,000 and participate in standard company benefits. Ms. Locke is entitled to certain benefits if her employment is terminated or upon other events. See “Potential Payments on Termination or Change of Control” below.

Karen L. Diepholz. On June 29, 2018, the Company entered into an agreement with Ms. Diepholz. The agreement continues until terminated by the Company or Ms. Diepholz at any time and for any reason or for no reason with or without notice. Ms. Diepholz is eligible for an annual bonus in an amount to be determined by the Company in its discretion up to 40% bonus target of base salary (37.5% bonus target of base salary prior to January 1, 2022). The amount of any annual bonus will be based upon the Company’s performance and Ms. Diepholz’s performance, as determined by the Company, against goals mutually agreed upon between Ms. Diepholz and the Company. Pursuant to the agreement, Ms. Diepholz is eligible to participate in a long term incentive plan, receive an annual car allowance benefit of $8,400 and participate in standard company benefits. Ms. Diepholz is entitled to certain benefits if her employment is terminated or upon other events. See “Potential Payments on Termination or Change of Control” below.

Nicolas M.E. Quillé. On March 14, 2018, the Company entered into an agreement with Mr. Quillé. The agreement continues until terminated by the Company or Mr. Quillé at any time and for any reason or for no reason with or without notice. Mr. Quillé is eligible for an annual bonus in an amount to be determined by the Company in its discretion up to 40% bonus target of base salary. The amount of any annual bonus will be based upon the Company’s performance and Mr. Quillé’s performance, as determined by the Company, against goals mutually agreed upon between Mr. Quillé and the Company. Pursuant to the agreement, Mr. Quillé is eligible to participate in a long term incentive plan, receive an annual car allowance benefit of $10,200 and participate in standard company benefits. Mr. Quillé is entitled to certain benefits if his employment is terminated or upon other events. See “Potential Payments on Termination or Change of Control” below.

Potential Payments on Termination or Change of Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s employment agreement if, as of December 31, 2022, their employment had been terminated (including termination in connection with a change in control). Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

Jennifer L. Locke. In the event Ms. Locke’s employment is terminated by the Company without Cause (as defined in her employment agreement) or by her with Good Reason (as defined in her employment agreement), and she signs a customary release in favor of the Company, she will be entitled to receive a cash severance payment equal to the sum of: (i) 12 months of her then base salary; (ii) an amount equal to her then target annual incentive amount; and (iii) 12 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by her immediately prior to her last day of employment (collectively, the “Base Severance Amount”). The Base Severance Amount will be paid to her in installments over a 12 month period, in accordance with the Company’s normal payroll cycle. In addition, Ms. Locke’s equity award of stock options are subject to full acceleration of vesting upon the occurrence of certain events, including: (i) a Change of Control (as defined in the Company’s 2022 Omnibus Incentive Plan); (ii) the termination of employment by the Company without Cause, and (iii) the termination of employment by her for Good Reason.

Karen L. Diepholz. In the event Ms. Diepholz’s employment is terminated by the Company without Cause (as defined in her employment agreement), and she signs a customary release in favor of the Company, the Company shall pay her as severance, an amount equal to twelve months of her base salary in effect at the time of termination. The severance shall be paid to her in equal installments on the Company’s regularly scheduled pay roll dates beginning after the date of termination. In addition, Ms. Diepholz’s equity award of stock options are subject to full acceleration of vesting upon the occurrence of certain events, including: (i) a Change of Control (as defined in the Company’s 2022 Omnibus Incentive Plan); (ii) the termination of employment by the Company without Cause, and (iii) the termination of employment by her for Good Reason.

Nicolas M.E. Quillé. In the event Mr. Quillé’s employment is terminated by the Company without Cause (as defined in his employment agreement) or his termination is deemed by him to have been “Constructive Discharged” (as defined in his employment agreement), he shall be entitled to receive as severance, payment of his base salary in effect at the time of termination for 12 months. The severance shall be paid to him in equal installments on the Company’s regularly scheduled pay roll dates beginning after the date of termination and his execution of a release agreement. The Company will make available COBRA benefits for 18 months, subject to legal limitations at the time, and reimbursement of up to 3 months of COBRA cost. In addition, Mr. Quillé’s equity award of stock options are subject to full acceleration of vesting upon the occurrence of certain events, including: (i) a Change of Control (as defined in the Company’s 2022 Omnibus Incentive Plan); (ii) the termination of employment by the Company without Cause, and (iii) the termination of employment by her for Good Reason.

Director Compensation

As approved in March 2013, the Company’s non-employee directors receive an annual retainer of $25,000 for serving on the Board of Directors and a per meeting fee of $2,500 for each Board, committee or shareholder meeting attended in person. Mr. Carlson receives an additional $26,000 annually for serving as Chairman of the Audit Committee, and Messrs. Neikrug and Rollins receive an additional $17,000 annually for serving on the Audit Committee. Mr. Rollins receives an additional $26,000 annually for serving as the Chairman of the Compensation Committee and Mr. Neikrug receives an additional $17,000 annually for serving on the Compensation Committee. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings. The 2022 director compensation for the Company’s non-employee directors is set forth below.

Director Compensation Table
Name	Fees Earned
Directors
Avraham M. Neikrug(1)(2)	$84,000
Douglas M. Carlson(1)(3)	$71,000
Luanne D. Tierney	$35,000
Annette D. Alvarez-Peters	$35,000
John D. Cumming	$32,500
Colby A. Rollins(1)(2)(4)	$93,000
Joseph S. Steinberg	$35,000

(1)    Member of the Audit Committee.
(2)    Member of the Compensation Committee.
(3)    Chairman of the Audit Committee.
(4)    Chairman of the Compensation Committee.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
The Company’s Board of Directors previously adopted an equity compensation plan, which allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and other stock-based awards, and performance-based compensation awards to its officers, employees, and non-employee directors. The equity compensation plan was approved by the Board of Directors and administered by the Compensation Committee, which is authorized to recommend the officers, employees and non-employee directors to whom awards will be granted, and to determine the type and amount of such awards. The maximum number of shares available for issuance under the plan is 1,500,000 with additional information on outstanding awards of stock options and remaining available as of December 31, 2022 detailed below.
The following table summarizes compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	822,000	$7.82	678,000
Equity compensation plans not approved by security holders	—	$—	—
Total	822,000	$7.82	678,000

The terms of equity compensation plans are described in Note 11 “Stockholders’ Equity and Stock-Based Compensation” to the consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report.

Present Beneficial Ownership

Set forth below is certain information as of March 3, 2023, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to the Company’s knowledge, is the beneficial owner of more than five percent of the total outstanding common shares, which is the Company’s only class of voting securities, (2) each director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by its directors and (5) all of its executive officers and directors as a group. The percentage ownership information under the column entitled “Percent of Class” is based on 21,448,212 shares of common stock outstanding as of March 3, 2023. Unless otherwise stated, (i) the business address of each person listed is c/o Crimson Wine Group, 5901 Silverado Trail, Napa, CA 94558 and (ii) each person and entity listed has sole voting power and sole dispositive power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Named directors and executive officers
John D. Cumming	3,521,321	(a)(h)(j)	16.4%
Joseph S. Steinberg	3,282,358	(b)(i)	15.3%
Jennifer L. Locke	98,900	(c)	0.5%
Nicolas M.E. Quillé	26,500	(d)	0.1%
Karen L. Diepholz	25,500	(d)	0.1%
Douglas M. Carlson	5,000		*
Avraham M. Neikrug	4,000		*
Colby A. Rollins	1,000		*
Luanne D. Tierney	—		*
Annette D. Alvarez-Peters	—		*
All directors and executive officers as a group (10)	6,964,579		32.5%
Charitable foundations and 5% or greater stockholder
Cumming Foundation	27,486	(e)	0.1%
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	33,000	(f)	0.2%
The Ian M. Cumming Charitable Lead Annuity Trust	2,410,828	(g)	11.2%
PO Box 4902
Jackson, WY 83001
Beck, Mack & Oliver LLC	2,021,617	(h)	9.4%
565 Fifth Avenue
New York, NY 10017
Mario J. Gabelli	1,225,503	(i)	5.7%
One Corporate Center
Rye, New York 10580-1435
* Less than 0.1%.

(a)Includes 1,110,493 (5.2%) shares owned directly by Mr. John D. Cumming and 2,410,828 (11.2%) shares owned by The Ian M. Cumming Charitable Lead Annuity Trust (the “CLAT”).
(b)Includes 1,158,229 (5.4%) shares owned directly owned by Mr. Joseph S. Steinberg and 13,920 (less than 0.1%) shares of common stock beneficially owned by Mr. Steinberg’s wife and daughter, 1,786,627 (8.3%) shares of common stock held by corporations that are wholly owned by Mr. Steinberg, or held by corporations that are wholly owned by family trusts as to which Mr. Steinberg has sole voting and dispositive control, or held by such trusts, and 323,582 (1.5%) shares of common stock held in a trust for the benefit of Mr. Steinberg’s children as to which Mr. Steinberg may be deemed to be the beneficial owner.
(c)Amount represents shares issuable to Ms. Locke upon exercise of options that have vested as of March 3, 2023.
(d)Amounts include shares issuable to Mr. Quillé and Ms. Diepholz upon exercise of options that have vested as of March 3, 2023.
(e)Mr. John D. Cumming is a trustee of the Cumming Foundation, a private charitable foundation, and disclaims beneficial ownership of the shares of common stock held by the foundation.
(f)Mr. Steinberg and his wife are the trustees of the charitable trust.  Mr. Steinberg and his wife disclaim beneficial ownership of the shares of common stock held by the charitable trust.
(g)Based on a Schedule 13D/A filed by the CLAT, Teton Holdings Corporation CCS (“Teton”), John D. Cumming, David Cumming and the Estate of Ian M. Cumming with the SEC on May 28, 2021. Teton is the trustee of the CLAT, and each of Mr. John D. Cumming and Mr. David Cumming owns a 50% interest in Teton and serves as a member of the board of directors and as a member of the investment committee of Teton. The CLAT and Teton reported sole voting and dispositive power over the 2,410,828 shares held by the CLAT, and each of Mr. John D. Cumming and Mr. David Cumming reported shared voting and dispositive power over the 2,410,828 shares held by the CLAT.
(h)Based on a Schedule 13G filed by Beck, Mack & Oliver LLC with the SEC on February 8, 2023.
(i)Based on a Schedule 13D filed by Mr. Gabelli with the SEC on March 3, 2016. All shares are held directly or indirectly in entities that Mr. Gabelli either controls or for which he acts as chief investment officer, including 345,000 shares (1.6%) owned by GAMCO Asset Management Inc., 370,503 shares (1.7%) owned by Gabelli Funds, LLC and 510,000 shares (2.4%) owned by Teton Advisors, Inc.

As of March 3, 2023, Cede & Co. held of record 17,317,083 shares of the Company’s common stock (approximately 80.7% of the Company’s total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.
Stockholders are advised to carefully monitor their ownership of the Company’s common stock and consult their own legal advisers and/or the Company to determine whether their ownership of the Company’s common shares approaches the proscribed level.

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

From time to time, the Company’s directors and officers may engage in purchases of company products at substantial discounts (but not below cost) as determined to be reasonable under the circumstances. Generally, the Company does not believe any such transactions to be material to the Company or the related person and do not believe that any such transactions would impair the independence of any director. The Board has considered these possible purchases under the Related Person Transaction Policy and has determined that no such purchase will require prior approval by the Audit Committee.

Director Independence

The Board of Directors has determined that Messers. Cumming, Steinberg, Neikrug, Carlson, Rollins and Mses. Tierney and Alvarez-Peters are independent applying the NASDAQ Stock Market’s listing standards for independence.

Item 14.     Principal Accountant Fees and Services.

Prior to formation of the Audit Committee, the Board of Directors adopted a policy for pre-approval by the Audit Committee of all audit and non-audit work performed by the Company’s independent registered public accounting firm and has pre-approved (i) certain general categories of work where no specific case-by-case approval is necessary (“general pre-approvals”) and (ii) categories of work which require the specific pre-approval of the Audit Committee (“specific pre-approvals”). For additional services or services in an amount above the annual amount that has been pre-approved, additional authorization from the Audit Committee is required. The Audit Committee has delegated to the Chairman of the Audit Committee the ability to pre-approve all of these services in the absence of the full committee. Any pre-approval decisions made by the Chairman of the Audit Committee under this delegated authority will be reported to the full Audit Committee. All requests for services to be provided by the Company’s independent registered public accounting firm that do not require specific approval by the Audit Committee must be submitted to the Chief Financial Officer of the Company, who determines whether such services are in fact within the scope of those services that have received the general pre-approval of the Audit Committee. The Chief Financial Officer reports to the Audit Committee periodically, at a minimum quarterly.

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to the Company’s independent registered public accounting firm for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K, the review of financial statements included in the Company’s Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. Audit Related Fees include professional services for the audit of the Company’s 401K plan, including compliance with regulatory matters, consulting with respect to technical accounting and disclosure rules. For the years ended December 31, 2022 and 2021, BPM LLP, the Company’s independent registered public accounting firm did not perform any tax related services for the Company.
Fees paid to the Company’s independent public accountant associated with the 2022 and 2021 audit consisted of the following:

	Year Ended December 31,
	2022	2021
Audit fees	$323,300	$315,100
Audit-related fees	13,100	11,000
Total	$336,400	$326,100

All fees described above were approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(2)	Financial Statement Schedules.
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

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the February 25, 2013 Form 8-K).*
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the February 25, 2013 Form 8-K).*
4.1	Description of Securities.*
4.2	Form of Specimen Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12G).*
10.1	Offer Letter between Crimson Wine Group, Ltd. and Jennifer Locke, dated November 4, 2019 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 7, 2019).*+
10.2	Tax Matters Agreement dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 25, 2013).*
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

10.19	Promissory Note, dated April 20, 2020, by and between Crimson Wine Group, Ltd. and American AgCredit, PCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 4, 2020).
10.20	Offer Letter and Termination Agreement between Crimson Wine Group, Ltd. and Karen L. Diepholz, dated May 31, 2018 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 8, 2018).*+
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
10.25
Form of Notice of Grant of Nonqualified Stock Options and Nonqualified Stock Option Award Agreement under the Crimson Group, Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 5, 2021).*+

10.26
First Amendment to Employment Agreement, dated March 11, 2022, by and between Crimson Wine Group, Ltd. And Jennifer L. Locke (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 12, 2022).*+

10.27	2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 27, 2022).*+
10.28	Form of Notice of Grant of Nonqualified Stock Options and Nonqualified Stock Option Award Agreement under the Crimson Group, Ltd. 2022 Omnibus Incentive Plan.†+
14.1	Crimson Wine Group, Ltd. Code of Business Practice.†
14.2	Crimson Wine Group, Ltd. Code of Practice for the Principal Executive Officer and Senior Financial Officer.†
21.1	List of Subsidiaries of Crimson Wine Group, Ltd. (filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10–12G).*
23.1	Consent of BPM LLP, independent registered public accounting firm.†
24.1	Power of Attorney (included on signature page hereto).†
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.†**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†**
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Financial statements from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) the Notes to Consolidated Financial Statements.**
104	The cover page from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2022, formatted in Inline XBRL. **
*	Incorporated by reference.
**	Furnished herewith.
†	Filed herewith.
+	Management Employment Contract or Compensatory Plan/Arrangement.

±	List of exhibits and schedules to the Asset Purchase Agreement were omitted from the filing incorporated by reference. The Registrant hereby undertakes to furnish any such exhibits and schedules to the Commission supplementary upon request.

Item 16.       Form 10-K Summary.

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON WINE GROUP, LTD.

March 13, 2023	By:	/s/ Jennifer L. Locke
Name: Jennifer L. Locke
Title: Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Jennifer L. Locke and Karen L. Diepholz, severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 13, 2023 By:	/s/ Jennifer L. Locke	Chief Executive Officer
	Jennifer L. Locke	(Principal Executive Officer)

March 13, 2023 By:	/s/ Karen L. Diepholz	Chief Financial Officer
	Karen L. Diepholz	(Principal Financial and Accounting Officer)

March 13, 2023 By:	/s/ John D. Cumming	Chairman of the Board of Directors
John D. Cumming

March 13, 2023 By:	/s/ Annette D. Alvarez-Peters	Director
Annette D. Alvarez-Peters

March 13, 2023 By:	/s/ Douglas M. Carlson	Director
Douglas M. Carlson

March 13, 2023 By:	/s/ Avraham M. Neikrug	Director
Avraham M. Neikrug

March 13, 2023 By:	/s/ Colby A. Rollins	Director
Colby A. Rollins

March 13, 2023 By:	/s/ Joseph S. Steinberg	Director
Joseph S. Steinberg

March 13, 2023 By:	/s/ Luanne D. Tierney	Director
Luanne D. Tierney

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Crimson Wine Group, Ltd.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Crimson Wine Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Valuation
As discussed in Notes 2 and 5 to the consolidated financial statements, inventory consists mainly of bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out basis. Costs associated with winemaking and manufacturing products for sale include costs incurred directly and indirectly in production which includes material, labor, and an allocation of overhead. As required, the Company reduces the carrying value of inventory that is obsolete or in excess of estimated usage, or for which cost exceeds sales price, to estimated net realizable value. Estimates of net realizable value include the Company’s analysis of market prices, historical usage, anticipated demand, alternative uses of its inventory, as well as other qualitative factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are charged to cost of sales. Inventory, net of write-downs of $1.4 million and $1.8 million, respectively, was $51.7 million and $52.6 million as of December 31, 2022 and 2021, respectively.
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
Santa Rosa, California
March 13, 2023

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$25,705	$32,732
Investments available for sale	11,673	12,493
Accounts receivable, net	6,849	6,572
Inventory	51,716	52,548
Other current assets	1,653	1,456
Total current assets	97,596	105,801
Property and equipment, net	113,421	111,439
Goodwill	1,262	1,262
Intangible assets and other non-current assets, net	6,481	8,322
Total non-current assets	121,164	121,023
Total assets	$218,760	$226,824
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$11,460	$13,171
Customer deposits	392	366
Current portion of long-term debt, net of unamortized loan fees	1,128	1,128
Total current liabilities	12,980	14,665
Long-term debt, net of current portion and unamortized loan fees	17,671	18,799
Deferred tax liability, net	1,100	748
Other non-current liabilities	9	9
Total non-current liabilities	18,780	19,556
Total liabilities	31,760	34,221
Commitments and contingencies (Note 15)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 21,448,212 and 22,524,185 shares issued and outstanding at December 31, 2022 and 2021, respectively	214	225
Additional paid-in capital	278,083	277,719
Accumulated other comprehensive (loss) income	(49)	2
Accumulated deficit	(91,248)	(85,343)
Total stockholders’ equity	187,000	192,603
Total liabilities and stockholders’ equity	$218,760	$226,824

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2022	2021
Net sales (net of excise taxes of $764 and $671, respectively)	$74,244	$68,918
Cost of sales	41,453	38,865
Gross profit	32,791	30,053
Operating expenses:
Sales and marketing	17,414	15,658
General and administrative	13,102	13,122
Total operating expenses	30,516	28,780
Net loss on disposal of property and equipment	306	1,029
Income from operations	1,969	244
Other (expense) income:
Interest expense, net	(926)	(1,015)
Gain on extinguishment of debt	—	3,863
Other income, net	415	359
Total other (expense) income, net	(511)	3,207
Income before income taxes	1,458	3,451
Income tax provision	381	286
Net income	$1,077	$3,165
Basic weighted-average shares outstanding	22,294	22,806
Fully diluted weighted-average shares outstanding	22,294	22,807
Basic and fully diluted earnings per share	$0.05	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2022	2021
Net income	$1,077	$3,165
Net unrealized holding losses on investments arising during the year, net of tax	(51)	(11)
Comprehensive income	$1,026	$3,154

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021
Net cash flows from operating activities:
Net income	$1,077	$3,165
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	5,940	6,264
Amortization of intangible assets	1,286	1,286
Loss on write-down of inventory	1,429	1,764
Net loss on disposal of property and equipment	306	1,029
Deferred income tax provision	381	274
Stock-based compensation	364	169
Gain on extinguishment of debt	—	(3,863)
Net change in operating assets and liabilities:
Accounts receivable	(277)	1,334
Inventory	(597)	3,242
Other current assets	(219)	928
Other non-current assets	192	(44)
Accounts payable and accrued liabilities	(2,427)	3,129
Customer deposits and other payables	38	109
Other non-current liabilities	—	(84)
Net cash provided by operating activities	7,493	18,702
Net cash flows from investing activities
Purchase of investments available for sale	(11,750)	(12,500)
Redemption of investments available for sale	12,500	8,500
Acquisition of property and equipment	(7,573)	(4,506)
Principal payments received on notes receivable	382	111
Proceeds from disposals of property and equipment	54	206
Net cash used in investing activities	(6,387)	(8,189)
Net cash flows from financing activities:
Principal payments on long-term debt	(1,140)	(855)
Repurchase of common stock	(6,993)	(6,240)
Net cash used in financing activities	(8,133)	(7,095)
Net (decrease) increase in cash and cash equivalents	(7,027)	3,418
Cash and cash equivalents - beginning of year	32,732	29,314
Cash and cash equivalents - end of year	$25,705	$32,732
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$1,118	$914
Non-cash investing and financing activity:
Unrealized holding losses on investments, net of tax	$(51)	$(11)
Acquisition of property and equipment accrued but not yet paid	$709	$649
PPP loan and accrued interest forgiven by the SBA	$—	$3,863

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2020	23,243,476	$232	$277,550	$13	$(82,275)	$195,520
Net income	—	—	—	—	3,165	3,165
Other comprehensive loss	—	—	—	(11)	—	(11)
Stock-based compensation	—	—	169	—	—	169
Repurchase of common stock	(719,291)	(7)	—	—	(6,233)	(6,240)
Balance, December 31, 2021	22,524,185	225	277,719	2	(85,343)	192,603
Net income	—	—	—	—	1,077	1,077
Other comprehensive loss	—	—	—	(51)	—	(51)
Stock-based compensation	—	—	364	—	—	364
Repurchase of common stock	(1,075,973)	(11)	—	—	(6,982)	(6,993)
Balance, December 31, 2022	21,448,212	$214	$278,083	$(49)	$(91,248)	$187,000

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

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns 154 acres, and controls through leasing arrangements an additional two acres, of estate vineyards in five Napa Valley, California appellations – Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. Approximately 140 acres are currently planted.

Archery Summit was created by Crimson in 1993. Archery Summit owns 92 acres of estate vineyards in the Willamette Valley, Oregon. Approximately 69 acres are currently planted.

Double Canyon produced the first wines bottled under the Double Canyon brand name starting with the 2010 vintage. In September 2017, Double Canyon completed construction of a 47,000 square-foot wine production facility in West Richland, Washington.

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973. Chamisal Vineyards owns 92 acres of vineyards in the Edna Valley, California, of which 69 acres are currently planted.

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns 308 acres of vineyards in two Sonoma County, California appellations, the Alexander Valley and Russian River Valley, of which approximately 274 acres are currently planted. In 2022, three acres of land were repurposed and developed into an irrigation pond as part of Crimson’s continued improvements for water resilience.

Seven Hills Winery, which has been conducting operations since 1988, was acquired in January 2016 and is located in Walla Walla, Washington. Seven Hills Winery owns 74 acres of estate vineyards in the Walla Walla Valley, Washington. Approximately 50 acres are currently planted.

Malene Wines was created by Crimson in 2016 and owns two Airstream travel trailers, one of which serves as its home and wine experience in the Edna Valley, California. Malene wines has certain estate acres within the Chamisal Vineyards property and its wines are produced at the Chamisal winemaking facility.

Crimson’s revenue model is a combination of direct to consumer and wholesale distributor sales. The Company’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically and in nearly 40 countries throughout the world. In addition, Crimson’s wines are available, where legal, via Ecommerce sites and social media platforms from the wine estates and third party websites and social media platforms.

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

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, projected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or profitability for the Company’s products are less than previously estimated, then the carrying value of the inventories may need to be reduced, resulting in additional expense and reduced profitability. The Company’s inventory write-downs may consist of reductions to bottled or bulk wine inventory. Crop insurance proceeds from farming losses may be recorded as offsets against previously recognized write-downs. Inventory write-downs of $1.4 million and $1.8 million were recorded during the years ended December 31, 2022 and 2021, respectively.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. There were no significant asset disposals related to vineyard development during the year ended December 31, 2022 and the Company recorded $0.6 million of asset disposals related to vineyard development during the year ended December 31, 2021.

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

Recoverability of long-lived assets is measured using a comparison of the carrying amount of an asset group to the fair value or future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is described in Note 1 above. The Company recorded no impairment charges during the years ended December 31, 2022 and 2021.

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

(c) Cash and cash equivalents: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. The Company had no short-term investments considered to be cash equivalents at December 31, 2022 and 2021.

(d) Financial instruments and fair value: Investments available for sale include a U.S. Treasury Note and Certificates of Deposit at December 31, 2022 and 2021. All of the Company’s available for sale securities are classified as either Level 1 or Level 2

(see ‘Fair value hierarchy’ section below) and are recorded at fair value. Available for sale securities that mature greater than 12 months from original investment are recorded as short-term because the securities represent the investment of funds that are available for current operations. Net unrealized gains and losses, net of tax, on available for sale equity securities are recorded in other income (expense). Net unrealized gains and losses, net of tax, on available for sale debt securities are recorded in accumulated other comprehensive income (loss). Unrealized losses that are considered other than temporary are recorded in other income (expense), net, with the corresponding reduction to the carrying basis of the investment. No other than temporary losses were recorded during the years ended December 31, 2022 and 2021.

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

(e) Accounts receivable: Accounts receivable are reported at net realizable value. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million as of both December 31, 2022 and 2021. Interest is not accrued on past-due amounts. Accounts are charged against the allowance to bad debt as they are deemed uncollectable based upon a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends.

(f) Property and equipment: Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated using the straight-line method over the related assets estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Costs incurred developing vineyards are capitalized until the vineyard becomes commercially productive. Interest is capitalized during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. During the years ended December 31, 2022 and 2021, capitalized interest was less than $0.1 million.

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

(h) Concentrations of risk: The Company sells the majority of its wine through distributors and retailers. Receivables arising from these sales are not collateralized. For each of the years ended December 31, 2022 and 2021, sales to one customer, which is a distributor, accounted for approximately 28% of total net sales. Amounts due from this customer represented approximately 49% and 35% of net accounts receivable as of December 31, 2022 and 2021, respectively.

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

For additional information on the Company’s revenue recognition policies, refer to Note 3 “Revenue Recognition.”

(j) Cost of sales: Includes grape, juice and bulk wine costs, whether purchased or grown, crush costs, winemaking and processing costs, bottling, packaging, warehousing, property costs, and shipping and handling costs. For vineyard produced grapes, grape costs include annual farming costs and depreciation of vineyard development expenditures. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from three to 36 months. No further costs are allocated to inventory once the product is bottled and available for sale.

(k) Taxes not on income: Excise taxes are levied by government agencies on the sale of alcoholic beverages, including wine. These taxes are not collected from customers but are instead the responsibility of the Company. Excise taxes of $0.8 million and $0.7 million were recognized as a reduction to wine sales in the years ended December 31, 2022 and 2021, respectively. Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

(l) Advertising costs: Advertising costs are expensed as incurred and were $0.7 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

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

(p) Stock-based compensation: Equity awards issued in exchange for services rendered by the Company’s employees, officers or directors are accounted for pursuant to ASC Topic 718, Compensation-Stock Compensation. The Company measures equity awards at fair value at their grant date. Compensation cost is recognized in general and administrative expenses over the vesting period. The Company estimates the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model. See Note 11 for more detail on stock-based compensation.

(q) Net earnings per share: The Company’s basic earnings per share amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated using the treasury stock method to reflect the assumed exercise of stock options for all potentially dilutive securities.

(r) Recent accounting pronouncements: The Company evaluated Accounting Standards Update (“ASU”) 2022-01 through 2022-06 issued by the Financial Accounting Standards Board (“FASB”) and concluded none of the accounting pronouncements would have a material effect or are applicable to Crimson’s consolidated financial statements.

(s) A reclassification related to the principal payments received on notes receivable has been made to the consolidated statement of cash flows of the prior year consolidated financial statements to conform to current period presentation. The consolidated statement of cash flows of the prior year was reclassified to decrease net cash flow from operating activities by $0.1 million with a corresponding increase in net cash flow from investing activities by $0.1 million, and a net zero impact to the net increase in cash and cash equivalents. The reclassification had no impact on previously reported consolidated balance sheets or statements of operations.

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

Other

From time to time, the Company sells grapes or bulk wine because the grapes or bulk wine does not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use. Grape and bulk sales are made under contracts with customers which include product specification requirements, pricing and payment terms. Payment terms under grape contracts are generally structured around the timing of the harvest of the grapes and are generally due 30 days from the time the grapes are delivered. Payment terms under bulk wine contracts are generally 30 days from the date of shipment and may include an upfront payment upon signing of the sales agreement. The Company transfers control and recognizes revenue for grape sales when product specification has been met and title to the grapes has transferred, which is generally on the date the grapes are harvested, weighed and shipped. The Company transfers control and recognizes revenue for bulk wine contracts upon shipment.

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

Refer to Note 14 “Business Segment Information,” for revenue by sales channel amounts for the years ended December 31, 2022 and 2021.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its consolidated balance sheets, and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2022 and 2021 years consisted primarily of wine club revenue, grape and bulk sales and event fees. Changes in the contract liability balance during the twelve months ended December 31, 2022 and 2021, were not materially impacted by any other factors.

The outstanding contract liability balances were $0.4 million at both December 31, 2022 and 2021. Of the amounts included in the opening contract liability balances at the beginning of each year, approximately $0.3 million and $0.2 million were recognized as revenue during both years ended December 31, 2022 and 2021.

Accounts Receivable

Accounts receivable are reported at net realizable value. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectible based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness and current economic trends. The Company does not have any contract assets associated with the future right to invoice its customers. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million as of both December 31, 2022 and 2021.

4.Notes Receivable

Notes receivable consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Notes receivable, current (1)	$16	$36
Notes receivable, non-current (2)	43	405
Total	$59	$441
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

5.    Inventory

A summary of inventory at December 31, 2022 and 2021 is as follows (in thousands):

	December 31, 2022	December 31, 2021
Finished goods	$17,896	$26,362
In-process goods	32,849	25,450
Packaging and bottling supplies	971	736
Total inventory	$51,716	$52,548

Inventory write-downs of $1.4 million and $1.8 million were recorded during the years ended December 31, 2022 and 2021, respectively. The Company’s inventory balances are presented at the lower of cost or net realizable value.

6.    Property and Equipment

A summary of property and equipment at December 31, 2022 and 2021, and depreciation and amortization for the years ended December 31, 2022 and 2021, is as follows (in thousands):

	Depreciable Lives
	(in years)	December 31, 2022	December 31, 2021
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	61,260	59,529
Winery and vineyard equipment	3-25	35,998	33,744
Vineyards and improvements	7-25	34,221	34,331
Caves	20-40	5,639	5,639
Vineyards under development	N/A	2,489	1,224
Construction in progress	N/A	3,479	4,229
Total		187,998	183,608
Accumulated depreciation and amortization		(74,577)	(72,169)
Total property and equipment, net		$113,421	$111,439

	Year ended December 31,
Depreciation and amortization:	2022	2021
Capitalized into inventory	$4,441	$4,682
Expensed to general and administrative	1,499	1,582
Total depreciation and amortization	$5,940	$6,264

7.    Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of December 31, 2022 and 2021 are as follows (in thousands):

December 31, 2022	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$11,750	$11,750	$—	$(77)	$—	$11,673	$11,673

December 31, 2021	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$12,500	$12,500	$—	$(7)	$—	$12,493	$12,493

Gross unrealized losses on available for sale securities were less than $0.1 million as of December 31, 2022. The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2022 and 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of December 31, 2022, the Company has estimated the fair value of its outstanding debt to be approximately $14.1 million compared to its carrying value of $18.9 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“Lender”) as of December 31,

2022 of 8.15% and 8.07% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 10, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

8.    Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at December 31, 2022 and 2021, and amortization expense for the years ended December 31, 2022 and 2021, is as follows (in thousands):

		December 31, 2022			December 31, 2021
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$(12,155)	$5,845	$18,000	$(11,092)	$6,908
Distributor relationships	10 - 14	2,700	(2,220)	480	2,700	(2,025)	675
Legacy permits	14	250	(207)	43	250	(189)	61
Trademark	20	200	(143)	57	200	(133)	67
Total		$21,150	$(14,725)	$6,425	$21,150	$(13,439)	$7,711
Other non-current assets				56			611
Total intangible and other non-current assets, net				$6,481			$8,322

						Year Ended December 31,
Amortization expense						2022	2021
Total amortization expense						$1,286	$1,286

The estimated aggregate future amortization of intangible assets as of December 31, 2022 is identified below (in thousands):

Years Remaining:	Amortization
2023	$1,286
2024	1,286
2025	1,168
2026	1,073
2027	1,073
Thereafter	539
Total	$6,425

9.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Accounts payable and accrued grape liabilities	$5,120	$5,689
Accrued compensation related expenses	3,287	2,881
Sales and marketing	227	1,434
Acquisition of property and equipment	709	649
Accrued interest	250	268
Depletion allowance	1,176	1,300
Production and farming	202	445
Other accrued expenses	489	505
Total accounts payable and accrued liabilities	$11,460	$13,171

10.    Debt

A summary of debt as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31, 2022	December 31, 2021
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	11,520	12,160
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	7,375	7,875
Unamortized loan fees	(96)	(108)
Total debt	18,799	19,927
Less current portion of long-term debt	1,128	1,128
Long-term debt due after one year, net	$17,671	$18,799
______________________________________
(1)    In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with American AgCredit, FLCA, as agent for the lenders. The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five years term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and a base rate or the London Interbank Offered Rate.
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified debt service coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of December 31, 2022.

A summary of debt maturities as of December 31, 2022 is as follows (in thousands):

Principal due in 2023	$1,140
Principal due in 2024	1,140
Principal due in 2025	1,140
Principal due in 2026	1,140
Principal due in 2027	1,140
Principal due thereafter	13,195
Total	$18,895

11.    Stockholders’ Equity and Stock-Based Compensation

Share Repurchase

On May 24, 2021, with the unanimous written consent of the Company’s Board of Directors (the “Board of Directors”), the Company repurchased an aggregate of 719,291 shares of its common stock at a purchase price of $8.65 per share for an aggregate purchase price of $6.2 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

In March 2022, the Company commenced a share repurchase program (the “2022 Repurchase Program”) that provided for the repurchase of up to $4.0 million of outstanding common stock. Under the 2022 Repurchase Program, any repurchased shares are constructively retired. In addition to the shares repurchased under the 2022 Repurchase Program, the Company repurchased an aggregate of 800,000 shares of its common stock at a purchase price of $6.25 per share for an aggregate purchase price of $5.0 million on November 16, 2022 (the “2022 Block Repurchase”). Under the 2022 Repurchase Program, the Company had repurchased 275,973 shares of its common stock at an average purchase price of $7.14 per share for an aggregate purchase price of $2.0 million through November 14, 2022. During the twelve months ended December 31, 2022, the Company repurchased 1,075,973 shares of its common stock between the 2022 Repurchase Program and the 2022 Block Repurchase at an average purchase price of $6.48 per share for an aggregate purchase price of $7.0 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

In December 2019, under the 2013 Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for an additional 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options will vest in four equal increments on each of January 4, 2022, January 4, 2023, January 4, 2024 and January 4, 2025, and the options will expire seven years from the date of grant. In March 2022, stock option awards for an additional 500,000 shares were issued. The options for the aggregate of 500,000 shares are divided into four tranches, subject to both performance-based and time-based vesting requirements and expire ten years from the date of grant. The performance-based vesting requirements are tied to annual or cumulative Adjusted EBITDA targets, as defined within the underlying option award agreement. The Company believes it will achieve these targets and has recorded the related stock-based compensation expense for the twelve months ended December 31, 2022. The exercise price for the options was the closing price on the date of grant.

Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model, with the following assumptions and values:

	December 2019 Grants	July 2021 Grants	March 2022 Grants
Shares issued	89,000	233,000	500,000
Expected term	5.00 years	4.75 years	6.90 - 8.40 years
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.6%	0.76%	2.01%
Expected stock price volatility	22%	31%	27 - 28%
Stock price	$6.90	$8.88	$7.50
Weighted-average grant date fair value	$1.58	$2.47	$2.66
Grant date fair value (in thousands)	$141	$575	$1,331

A summary of stock option activity in 2022 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2022	322,000	$8.32
Granted	500,000	$7.50
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding, December 31, 2022	822,000	$7.82
Vested or expected to vest, December 31, 2022	822,000	$7.82
Exercisable, December 31, 2022	111,650	$7.92

($ in thousands)	2022	2021
Stock-based compensation expense	$364	$169
Income tax benefit	$(95)	$(14)
Total fair value of options vested during the year	$172	$28
Total intrinsic value of options outstanding at end of year	$—	$123
Total intrinsic value of options exercisable at end of year	$—	$49
Total weighted-average remaining vesting period in years	3.82 years	2.99 years
Total weighted-average remaining contractual life period in years (options outstanding)	7.58 years	6.08 years
Total weighted-average remaining contractual life period in years (options exercisable)	4.76 years	4.92 years

As of December 31, 2022, the total stock-based compensation expense not yet recognized is $1,483,000, which will be amortized through the remaining vesting periods of the outstanding options.

12.    Income Taxes

The income tax provision (benefit) for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
State income tax provision
Current	$10	$28
Deferred	49	356
Total state income tax provision	59	384
Federal income tax provision (benefit)
Current	—	—
Deferred	322	(98)
Total federal income tax provision (benefit)	322	(98)
Total income tax provision	$381	$286

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

The principal components of deferred taxes at December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax asset
Federal NOL carryforward	$4,725	$4,682
California NOL carryforward	1,904	1,950
Inventory	599	80
Accrued vacation	219	199
Equity compensation plan	151	53
Disallowed section 163(j) interest	116	—
California alternative minimum tax credit	107	107
Other	191	162
Total deferred tax asset	8,012	7,233
Deferred tax liability
Property and equipment	(7,202)	(6,506)
Intangible assets and goodwill	(1,693)	(1,475)
Other	(217)	—
Total deferred tax liability	(9,112)	(7,981)
Net deferred tax liability, non-current	$(1,100)	$(748)

As of December 31, 2022, the amount and expiration dates of the Company’s NOL carryforwards are as follows (in thousands):

Federal
Carried forward indefinitely	$22,499

State
2028-2044	$27,616

Under certain circumstances, the ability to use the NOL carryforwards and credits could be substantially reduced if certain changes in ownership were to occur.

The table below reconciles the expected statutory income tax rate, presented in dollars, to the actual income tax provision (in thousands):

	2022	2021
Expected federal income tax expense	$306	$725
State income tax expense	57	386
Non-taxable income from PPP loan forgiveness	—	(811)
Other, net	18	(14)
Total	$381	$286

13.    Employee Benefit Plan

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The current Company match is 100% of a participant’s first 1% of compensation deferred plus 50% match on compensation deferrals between 1% and 6%. Total Company contributions to the plan were $0.5 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and income (loss) from operations for the Company’s reportable segments for the years ended December 31, 2022 and 2021, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Year Ended December 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Net sales	$41,042	$37,049	$28,882	$28,201	$4,320	$3,668	$74,244	$68,918
Cost of sales	26,819	24,004	10,038	10,091	4,596	4,770	41,453	38,865
Gross profit (loss)	14,223	13,045	18,844	18,110	(276)	(1,102)	32,791	30,053
Operating expenses:
Sales and marketing	6,229	5,627	7,355	6,539	3,830	3,492	17,414	15,658
General and administrative	—	—	—	—	13,102	13,122	13,102	13,122
Total operating expenses	6,229	5,627	7,355	6,539	16,932	16,614	30,516	28,780
Net loss on disposal of property and equipment	—	71	—	191	306	767	306	1,029
Income (loss) from operations	$7,994	$7,347	$11,489	$11,380	$(17,514)	$(18,483)	$1,969	$244

15.    Commitments and Contingencies

Supply Contracts

To supplement a portion of the Company’s future grape requirements, long-term contracts are procured to purchase grapes from certain third parties and related parties of employees within the Company. The lengths of the contracts vary from one to ten years and although prices are pre-established, final payments are largely dependent on the grape quantities required by the Company and the availability of grapes that meet quality standards. If no grapes are produced that meet contractual quality standards, the grapes may be rejected, and no payment would be due. Based on grape contracts in place as of December 31, 2022, the maximum value of the contractual obligations through 2031 is estimated at approximately $9.8 million with $0.2 million from related parties. In addition to long-term contracts, the Company also purchases additional grapes and bulk wine under one-time purchase or short-term agreements.

The total of all grapes and bulk wine purchased was $10.2 million and $7.4 million for the years ended December 31, 2022 and 2021, respectively. Included in the totals of all grapes and bulk wine purchased are related party purchases of $0.5 million and less than $0.4 million for the years ended December 31, 2022 and 2021, respectively.

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

2017 and 2020 Wildfires

In October 2017, significant wildfires impacted the Company’s operations and damaged its inventory. The Company has settled on several insurance claims since the time of the wildfires but anticipates additional settlements for insurance proceeds for amounts that cannot be reasonably estimated at this time.

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

16.    Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted earnings per share:

	Year ended December 31,
($ and shares in thousands, except per share amounts)	2022	2021
Net income	$1,077	$3,165

Common shares:
Weighted-average number of common shares outstanding - basic	22,294	22,806
Dilutive effect of stock options outstanding	—	1
Weighted-average number of common shares outstanding - diluted	22,294	22,807

Earnings per share:
Basic	$0.05	$0.14
Diluted	$0.05	$0.14

Antidilutive stock options (1)	726	114
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

17.    Subsequent Events

The Revolving Credit Facility agreement was previously set to expire on March 31, 2023. On March 7, 2023, the Company obtained an extension to the agreement from the lender, American AgCredit, FLCA, with an expiration date of May 31, 2023 in order to execute renewal of the agreement.

On March 1, 2023, the Board of Directors of the Company approved the grant of stock option awards under the Crimson Wine Group, Ltd. 2022 Omnibus Incentive Plan to certain officers and employees of the Company to purchase an aggregate of 500,000 shares of the Company’s common stock, which will vest in five tranches, subject to both performance-based vesting requirements and time-based vesting requirements. The options were granted on March 1, 2023 with an exercise price of $5.95 and will expire on March 1, 2033.

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined no other events have occurred that would require adjustments to its disclosures in the consolidated financial statements.