Form 10-Q
period 2023-03-31
Crimson Wine Group, Ltd
filed 2023-05-11
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On May 5, 2023 there were 21,428,933 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,604	$25,705
Investments available for sale	23,822	11,673
Accounts receivable, net	6,638	6,849
Inventory	51,467	51,716
Other current assets	2,155	1,653
Total current assets	93,686	97,596
Property and equipment, net	112,888	113,421
Goodwill	1,262	1,262
Intangible and other non-current assets, net	6,147	6,481
Total non-current assets	120,297	121,164
Total assets	$213,983	$218,760
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$7,231	$11,460
Customer deposits	853	392
Current portion of long-term debt, net of unamortized loan fees	1,128	1,128
Total current liabilities	9,212	12,980
Long-term debt, net of current portion and unamortized loan fees	17,389	17,671
Deferred tax liability, net	864	1,100
Other non-current liabilities	9	9
Total non-current liabilities	18,262	18,780
Total liabilities	27,474	31,760
Contingencies (Note 12)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 21,447,712 and 21,448,212 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	214	214
Additional paid-in capital	278,199	278,083
Accumulated other comprehensive loss	(41)	(49)
Accumulated deficit	(91,863)	(91,248)
Total stockholders’ equity	186,509	187,000
Total liabilities and stockholders’ equity	$213,983	$218,760

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$15,221	$18,623
Cost of sales	8,287	11,528
Gross profit	6,934	7,095
Operating expenses:
Sales and marketing	4,310	3,739
General and administrative	3,468	3,298
Total operating expenses	7,778	7,037
Net loss on disposal of property and equipment	49	20
(Loss) income from operations	(893)	38
Other (expense) income:
Interest expense, net	(259)	(283)
Other income, net	300	27
Total other income (expense), net	41	(256)
Loss before income taxes	(852)	(218)
Income tax benefit	(240)	(61)
Net loss	$(612)	$(157)
Basic and fully diluted weighted-average shares outstanding	21,448	22,524
Basic and fully diluted loss per share	$(0.03)	$(0.01)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(612)	$(157)
Net unrealized holding gains (losses) on investments arising during the period, net of tax	8	(6)
Comprehensive loss	$(604)	$(163)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net cash flows from operating activities:
Net loss	$(612)	$(157)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization of property and equipment	1,507	1,489
Amortization of intangible assets	321	321
Loss on write-down of inventory	297	741
Net loss on disposal of property and equipment	49	20
Benefit for deferred income taxes	(240)	(61)
Stock-based compensation	116	57
Net change in operating assets and liabilities:
Accounts receivable	211	(677)
Inventory	(48)	3,948
Other current assets	(502)	(360)
Other non-current assets	13	10
Accounts payable and accrued liabilities	(4,786)	(5,450)
Customer deposits	464	593
Net cash (used in) provided by operating activities	(3,210)	474
Net cash flows from investing activities:
Purchase of investments available for sale	(14,137)	(250)
Redemptions of investments available for sale	2,000	6,750
Acquisition of property and equipment	(473)	(280)
Proceeds from disposals of property and equipment	7	8
Net cash (used in) provided by investing activities	(12,603)	6,228
Net cash flows from financing activities:
Principal payments on long-term debt	(285)	(285)
Repurchase of common stock	(3)	(59)
Net cash used in financing activities	(288)	(344)
Net (decrease) increase in cash and cash equivalents	(16,101)	6,358
Cash and cash equivalents - beginning of period	25,705	32,732
Cash and cash equivalents - end of period	$9,604	$39,090
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$260	$288
Non-cash investing and financing activity:
Unrealized holding gains (losses) on investments, net of tax	$8	$(6)
Acquisition of property and equipment accrued but not yet paid	$557	$454

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total

Three Months Ended March 31, 2023
Balance, December 31, 2022	21,448,212	$214	$278,083	$(49)	$(91,248)	$187,000
Net loss	—	—	—	—	(612)	(612)
Other comprehensive income	—	—	—	8	—	8
Stock-based compensation	—	—	116	—	—	116
Repurchase of common stock	(500)	—	—	—	(3)	(3)
Balance, March 31, 2023	21,447,712	$214	$278,199	$(41)	$(91,863)	$186,509

Three Months Ended March 31, 2022
Balance, December 31, 2021	22,524,185	$225	$277,719	$2	$(85,343)	$192,603
Net loss	—	—	—	—	(157)	(157)
Other comprehensive loss	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	57	—	—	57
Repurchase of common stock	(7,303)	—	—	—	(59)	(59)
Balance, March 31, 2022	22,516,882	$225	$277,776	$(4)	$(85,559)	$192,438

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and recent accounting pronouncements under such Note) included in the Company’s audited consolidated financial statements for the year ended December 31, 2022, as filed with the SEC on Form 10-K (the “2022 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet at December 31, 2022 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2023. See Note 2 of the 2022 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

Subsequent to the filing of the 2022 Report, the Company evaluated Accounting Standards Update (“ASU”) 2023-01 through 2023-02 issued by the Financial Accounting Standards Board (“FASB”) and concluded none of the accounting pronouncements would have a material effect or are applicable to Crimson’s unaudited interim condensed consolidated financial statements.

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

Direct to Consumer Segment

The Company sells its wine and other merchandise directly to consumers through wine club memberships, at the wineries’ tasting rooms, and through its website, third-party websites, direct phone calls, and other online sales (“Ecommerce”).

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

Other

From time to time, the Company sells grapes or bulk wine because the grapes or wine do not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have purchased or produced more of a particular varietal than it can use. Grape and bulk sales are made under contracts with customers which include product specification requirements, pricing, and payment terms. Payment terms under grape contracts are generally structured around the timing of the harvest of the grapes and are generally due 30 days from the time the grapes are delivered. Payment terms under bulk wine contracts are generally 30 days from the date of shipment and may include an upfront payment upon signing of the sales agreement. The Company transfers control and recognizes revenue for grape sales when product specification has been met and title to the grapes has transferred, which is generally on the date the grapes are harvested, weighed and shipped. The Company transfers control and recognizes revenue for bulk wine contracts upon shipment.

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

Refer to Note 11, “Business Segment Information,” for revenue by sales channel amounts for the three months ended March 31, 2023 and 2022.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2023 and 2022 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the three-month periods ended March 31, 2023 and 2022 were not materially impacted by any other factors.

The outstanding contract liability balance was $0.9 million at March 31, 2023 and $0.4 million at December 31, 2022. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.3 million and $0.1 million were recognized as revenue during the three-month periods ended March 31, 2023 and 2022, respectively.

Accounts Receivable, Net

Accounts receivable are reported net of an allowance for doubtful accounts. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectible based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness, and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million at both March 31, 2023 and December 31, 2022.

3.Inventory

A summary of inventory at March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$21,677	$17,896
In-process goods	29,134	32,849
Packaging and bottling supplies	656	971
Total inventory	$51,467	$51,716

The Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, projected future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or profitability for the Company’s products are less than previously estimated, then the carrying value of the inventories may be required to be reduced, resulting in additional expense and reduced profitability. The Company’s inventory write-downs may consist of reductions to bottled or bulk wine inventory. Crop insurance proceeds from farming losses may be recorded as offsets against previously recognized write-downs.

Inventory write-downs of $0.3 million and $0.7 million were recorded during the three-month periods ended March 31, 2023 and 2022, respectively. The Company’s inventory balances are presented at the lower of cost or net realizable value.

4.Property and Equipment

A summary of property and equipment at March 31, 2023 and December 31, 2022, and depreciation and amortization for the three months ended March 31, 2023 and 2022, is as follows (in thousands):

	Depreciable Lives
	(in years)	March 31, 2023	December 31, 2022
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	61,215	61,260
Winery and vineyard equipment	3-25	36,190	35,998
Vineyards and improvements	7-25	34,591	34,221
Caves	20-40	5,639	5,639
Vineyards under development	N/A	2,450	2,489
Construction in progress	N/A	3,804	3,479
Total		188,801	187,998
Accumulated depreciation and amortization		(75,913)	(74,577)
Total property and equipment, net		$112,888	$113,421

	Three Months Ended March 31,
Depreciation and amortization:	2023	2022
Capitalized into inventory	$1,136	$1,124
Expensed to general and administrative	371	365
Total depreciation and amortization	$1,507	$1,489

5.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

March 31, 2023	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Bill	$5,000	$4,887	$6	$—	$4,893	$—	$4,893
Certificates of Deposit	19,000	19,000	4	(75)	—	18,929	18,929
Total	$24,000	$23,887	$10	$(75)	$4,893	$18,929	$23,822
December 31, 2022	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$11,750	$11,750	$—	$(77)	$—	$11,673	$11,673

The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2023 and December 31, 2022, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents and short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of March 31, 2023, the Company has estimated the fair value of its outstanding debt to be approximately $14.4 million compared to its carrying value of $18.6 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA as of March 31, 2023 of 7.81% and 7.74% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 8, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at March 31, 2023 and December 31, 2022, and amortization expense for the three months ended March 31, 2023 and 2022, is as follows (in thousands):

		March 31, 2023			December 31, 2022
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$(12,420)	$5,580	$18,000	$(12,155)	$5,845
Distributor relationships	10-14	2,700	(2,269)	431	2,700	(2,220)	480
Legacy permits	14	250	(211)	39	250	(207)	43
Trademark	20	200	(146)	54	200	(143)	57
Total		$21,150	$(15,046)	$6,104	$21,150	$(14,725)	$6,425
Other non-current assets				43			56
Total intangible and other non-current assets, net				$6,147			$6,481

						Three Months Ended March 31,
						2023	2022
Total amortization expense						$321	$321

The estimated aggregate future amortization of intangible assets as of March 31, 2023 is identified below (in thousands):

Amortization
Remainder of 2023	$965
2024	1,286
2025	1,168
2026	1,073
2027	1,073
Thereafter	539
Total	$6,104

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable and accrued grape liabilities	$2,502	$5,120
Accrued compensation related expenses	2,035	3,287
Sales and marketing	617	227
Acquisition of property and equipment	264	709
Accrued interest	247	250
Depletion allowance	701	1,176
Production and farming	356	202
Other accrued expenses	509	489
Total accounts payable and accrued liabilities	$7,231	$11,460

8.Debt

A summary of debt at March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023	December 31, 2022
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	11,360	11,520
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	7,250	7,375
Unamortized loan fees	(93)	(96)
Total debt	18,517	18,799
Less current portion of long-term debt	1,128	1,128
Long-term debt due after one year, net	$17,389	$17,671
______________________________________
(1)    The Revolving Credit Facility, a $60.0 million revolving credit facility between the Company and American AgCredit, FLCA, as agent for the lenders thereunder, is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and a base rate as applicable. The Revolving Credit Facility was previously set to expire on March 31, 2023. On March 7, 2023, the Company obtained an extension to the agreement from American AgCredit, with an expiration date of May 31, 2023, in order to execute renewal of the agreement.
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified debt service coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of March 31, 2023.

A summary of debt maturities as of March 31, 2023 is as follows (in thousands):

Principal due the remainder of 2023	$855
Principal due in 2024	1,140
Principal due in 2025	1,140
Principal due in 2026	1,140
Principal due in 2027	1,140
Principal due thereafter	13,195
Total	$18,610

9. Stockholders’ Equity and Stock-Based Compensation
Share Repurchase

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

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the three months ended March 31, 2023, the Company repurchased 500 shares of its common stock at an average purchase price of $6.15 per share for an aggregate purchase price of $3 thousand. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

In December 2019, under the Company’s 2013 Omnibus Incentive Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for an additional 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options vest in four equal increments in January 2022, January 2023, January 2024 and January 2025, and the options will expire seven years from the date of grant. In March 2022, stock option awards for an additional 500,000 shares were granted to the Company’s Chief Executive Officer. Such options are divided into four tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. In March 2023, stock option awards for an additional 500,000 shares were granted to certain officers and employees of the Company. Such options are divided into five tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. The performance-based vesting requirements for the grants made in March 2022 and March 2023 are tied to annual or cumulative Adjusted EBITDA targets, as defined within the respective underlying option award agreements. The Company believes it will achieve the listed targets for each agreement and has recorded the related stock-based compensation expense for the three months ended March 31, 2023. The exercise price for all respective options was either the closing price or average trading price on the date of grant.

Estimates of stock-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.
During the three months ended March 31, 2023, the Company granted stock options in respect of 500,000 shares. The fair value of these grants was computed based on the following assumptions:

March 2023 Grants
Shares issued	500,000
Expected term	7.42 - 9.42 years
Expected dividend yield	—%
Risk-free interest rate	4.08%
Expected stock price volatility	27 - 29%
Stock price	$5.95
Weighted-average grant date fair value	$2.64
Grant date fair value (in thousands)	$1,319
As of March 31, 2023, stock options in respect of 1,322,000 shares remained outstanding with no stock option exercises or expirations during the quarter. The stock-based compensation expense for these grants is based on the grant date fair value, which will be recorded over the respective vesting periods. $116 thousand and $57 thousand were recorded as stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations.

10.Income Taxes
The consolidated income tax benefit for the three months ended March 31, 2023 and 2022, was determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2023 and 2022, respectively.
The Company’s effective tax rates for the three months ended March 31, 2023 and 2022 were 28.2% and 28.7%, respectively.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2023 was primarily attributable to state income taxes and other permanent items.

11.Business Segment Information

The Company has identified two operating segments, Wholesale net sales and Direct to Consumer net sales, which are reportable segments for financial statement reporting purposes, based upon their different distribution channels, margins, and selling strategies. Wholesale net sales include all sales through a third party where prices are given at a wholesale rate, whereas Direct to Consumer net sales include retail sales in tasting rooms, remote sites and on-site events, wine club sales, direct phone sales, Ecommerce sales, and other sales made directly to the consumer without the use of an intermediary.

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

The following tables outline the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three months ended March 31, 2023 and 2022, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-Allocable net sales and gross profit include bulk wine and grape sales, event fees, tasting fees, and non-wine retail sales. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Net sales	$8,320	$11,550	$5,947	$6,227	$954	$846	$15,221	$18,623
Cost of sales	5,275	7,913	2,019	2,105	993	1,510	8,287	11,528
Gross profit (loss)	3,045	3,637	3,928	4,122	(39)	(664)	6,934	7,095
Operating expenses:
Sales and marketing	1,594	1,341	1,725	1,683	991	715	4,310	3,739
General and administrative	—	—	—	—	3,468	3,298	3,468	3,298
Total operating expenses	1,594	1,341	1,725	1,683	4,459	4,013	7,778	7,037
Net loss on disposal of property and equipment	—	—	—	—	49	20	49	20
Income (loss) from operations	$1,451	$2,296	$2,203	$2,439	$(4,547)	$(4,697)	$(893)	$38

12.Contingencies

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

2017 Wildfires

In October 2017, significant wildfires impacted the Company’s operations and damaged its inventory. The Company has settled on several insurance claims since the time of the wildfires but anticipates additional settlements for insurance proceeds for amounts that cannot be reasonably estimated at this time.

13.Earnings (Loss) Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted loss per share:

	Three Months Ended March 31,
($ and shares in thousands, except per share amounts)	2023	2022
Net loss	$(612)	$(157)

Common shares:
Weighted-average number of common shares outstanding - basic	21,448	22,524
Dilutive effect of stock options outstanding	—	—
Weighted-average number of common shares outstanding - diluted	21,448	22,524

Loss per share:
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

Antidilutive stock options (1)	1,322	822
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

14.Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Quarterly Report on Form 10-Q (the “Report”) may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC (the “2022 Report”).

Quantities or results referred to as “current quarter” and “current three-month period” refer to the three months ended March 31, 2023.

Cautionary Statement for Forward-Looking Information

This MD&A and other parts of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, which include results of Crimson Wine Group, Ltd. and all of its subsidiaries further collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with GAAP for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding the Company's strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include those relating to the Company’s financial condition, results of operations, plans, objectives, future performance, and business. These statements are based upon information that is currently available to the Company and its management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements.

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted or that may materially and adversely affect the Company's actual results include, but are not limited to, those discussed in Part I, “Item 1A. Risk Factors” in the 2022 Report. Readers should carefully review the risk factors described in the 2022 Report and in other documents that the Company files from time to time with the SEC.

Overview of Business

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, custom winemaking services, special event fees, tasting fees and non-wine retail sales.

The Company’s wines are primarily sold to wholesale distributors, who then sell to retailers and restaurants. The Company sells wine (through distributors and directly) to restaurants, bars, and other hospitality locations (“On-Premise”). The Company also sells wine (through distributors and directly) to supermarkets, grocery stores, liquor stores, and other chains, third-party Ecommerce and independent stores (“Off-Premise”). As permitted under federal and local regulations, the Company has increased its emphasis on direct sales to consumers, which occur through wine clubs, at the wineries’ tasting rooms, and through the Ecommerce channel. Direct sales to consumers are more profitable for the Company as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors. From time to time, the Company may sell grapes or bulk wine because the grapes or wine do not meet the quality standards for its products, market conditions have changed resulting in reduced demand for certain products, or because it may have produced more of a particular varietal than can be used. When these sales occur, they may result in a loss.

Cost of sales includes grape and bulk wine costs, whether purchased or produced from the Company’s controlled vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For the Company-controlled vineyard-produced grapes, grape costs include annual farming costs, harvest costs, and depreciation of vineyard assets. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from 3 to 36 months. Reductions to the carrying value of inventories are also included in cost of sales.

As of March 31, 2023, wine inventory includes approximately 0.6 million cases of bottled wine and bulk wine, both in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in the 2022 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. The Company anticipates similar trends in the future.

Climate Conditions and Extreme Weather Events

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters, and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates impacts of climate conditions and weather on its business and plans to disclose any material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. Crimson continues to complete upgrades to its facilities to improve water resilience and fire mitigation measures with plans to advance these initiatives through improvements of irrigation and water systems over the next several years.

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

Inflation and Market Conditions

The Company expects profit margins to remain steady or increase if it is able to effectively manage cost of sales and operating expenses, subject to any volatility in the bulk wine markets, increased labor costs, increased commodity costs, including dry goods and packaging materials, and increased transportation costs. The Company continues to monitor the impact of inflation in an attempt to minimize its effects through pricing strategies and cost reductions. If, however, the Company's operations are impacted by significant inflationary pressures, it may not be able to completely offset increased costs through price increases on its products, negotiations with suppliers, cost reductions, or production improvements.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Sales

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Wholesale	$8,320	$11,550	$(3,230)	(28)%
Direct to Consumer	5,947	6,227	(280)	(4)%
Other	954	846	108	13%
Total net sales	$15,221	$18,623	$(3,402)	(18)%

Wholesale net sales decreased $3.2 million, or 28%, in the current quarter as compared to the same quarter in 2022, reflecting a decrease in domestic wine sales of $3.0 million and export wine sales of $0.2 million. The decrease in domestic wine sales is primarily driven by timing of inventory fulfillment for the Company’s distributors and a significant reduction in close out sales, partially offset by price increases in the current quarter compared to the prior year quarter.

Direct to Consumer net sales decreased $0.3 million, or 4%, in the current quarter as compared to the same quarter in 2022. The decrease was primarily driven by lower sales through the tasting rooms and Ecommerce channels, partially offset by higher sales through the wine clubs as compared to the same quarter in 2022. Sales through the tasting rooms decreased in the current period due to lower visitations nearly across all locations due to severe weather conditions in the early part of the current quarter. Ecommerce sales decreased in the current period due to softening demand in this channel when compared to the prior year quarter. Wine club sales increased in the current period due to price increases as well as the timing of higher priced club shipments released in the current quarter compared to the prior year quarter.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, increased $0.1 million, or 13%, in the current quarter as compared to the same quarter in 2022. The increase was primarily driven by higher custom winemaking services and tasting and event fee revenues, partially offset by lower sales of excess bulk wine.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Wholesale	$3,045	$3,637	$(592)	(16)%
Wholesale gross margin percentage	37%	31%
Direct to Consumer	3,928	4,122	(194)	(5)%
Direct to Consumer gross margin percentage	66%	66%
Other	(39)	(664)	625	94%
Total gross profit	$6,934	$7,095	$(161)	(2)%
Total gross margin percentage	46%	38%

Wholesale gross profit decreased $0.6 million, or 16%, in the current quarter as compared to the same quarter in 2022 primarily driven by the timing of inventory fulfillment for the Company’s distributors, partially offset by price increases. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 511 basis points primarily driven by price increases and a significant reduction of close out sales in the current quarter when compared to the same quarter in 2022.

Direct to Consumer gross profit decreased $0.2 million, or 5%, in the current quarter as compared to the same quarter in 2022 primarily driven by a reduction in tasting room and Ecommerce sales. Gross margin percentage in the current quarter was comparable to the same quarter in 2022.

“Other” includes a gross loss on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross loss decreased $0.6 million, or 94%, in the current quarter as compared to the same quarter in 2022 and is primarily driven by lower inventory write-downs and increased profitability in custom winemaking services and tasting and event fee revenues in the current quarter.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Sales and marketing	$4,310	$3,739	$571	15%
General and administrative	3,468	3,298	170	5%
Total operating expenses	$7,778	$7,037	$741	11%

Sales and marketing expenses increased $0.6 million, or 15%, in the current quarter as compared to the same quarter in 2022. The increase was primarily driven by higher compensation and travel expenses compared to the same quarter in 2022. Increased compensation is driven by filling positions that were previously vacant in the prior year quarter.

General and administrative expenses increased $0.2 million, or 5%, in the current quarter as compared to the same quarter in 2022 primarily attributable to higher compensation for merit increases and equity grants when compared to the same quarter in 2022.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change	% change
Interest expense, net	$(259)	$(283)	$24	8%
Other income, net	300	27	273	1,011%
Total other income, net	$41	$(256)	$297	116%

Interest expense, net, decreased by less than $0.1 million, or 8%, in the current quarter compared to the same quarter in 2022. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 Term Loan and 2017 Term Loan (each term as defined below).

Other income, net, increased $0.3 million, or 1,011%, in the current quarter compared to the same quarter in 2022 primarily driven by increased investment income correlated with a higher interest rate environment in the current quarter compared to the prior year quarter.

Income Tax Benefit

The Company’s effective tax rates for the three months ended March 31, 2023 and 2022 were 28.2% and 28.7%, respectively. The difference in the effective tax rate for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to the difference between permanent adjustments across the two periods.

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

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with American AgCredit, FLCA (“American AgCredit”), as agent for the lenders. The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.15% to 0.25%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and a base rate as applicable. The Revolving Credit Facility can be used to fund acquisitions, capital projects, and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to stockholders and restrictions on certain mergers, consolidations, and sales of assets. No amounts have been borrowed under the Revolving Credit Facility to date.

The Revolving Credit Facility was previously set to expire on March 31, 2023. On March 7, 2023, the Company obtained an extension to the agreement from American AgCredit, with an expiration date of May 31, 2023, in order to execute renewal of the agreement.

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of March 31, 2023, $11.4 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (the “DCV Borrower” and, individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with the Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of March 31, 2023, $7.3 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants as of March 31, 2023.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2023 and 2022 (in thousands):

Net cash provided by (used in):	2023	2022
Operating activities	$(3,210)	$474
Investing activities	(12,603)	6,228
Financing activities	(288)	(344)

Cash (used in) provided by operating activities

Net cash used in operating activities was $3.2 million for the three months ended March 31, 2023, consisting primarily of $0.6 million of net loss adjusted for $2.1 million of non-cash items and $4.7 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, loss on the write-down of inventory, and amortization. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and an increase in other current assets, partially offset by an increase in customer deposits and a decrease in accounts receivable. There was an increase in bottling activities and related spend in the current quarter as compared to the same quarter in 2022, yielding a net cash outflow within operating activities.

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

Cash (used in) provided by investing activities

Net cash used in investing activities was $12.6 million for the three months ended March 31, 2023, consisting primarily of the net purchases of available for sale investments of $12.1 million and capital expenditures of $0.5 million. The Company increased its purchases of available for sale investments in order to further diversify its available cash investments and capitalize on market rates.

Net cash provided by investing activities was $6.2 million for the three months ended March 31, 2022, consisting primarily of the net redemptions of available for sale investments of $6.5 million, partially offset by capital expenditures of $0.3 million.

Cash used in financing activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2023 relating to the principal payments on the 2015 and 2017 Term Loans of $0.3 million.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2022, consisting primarily of the principal payments on the 2015 and 2017 Term Loans of $0.3 million and the repurchase of shares of the Company's common stock at an aggregate purchase price of less than $0.1 million.

Share Repurchases

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

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the three months ended March 31, 2023, the Company repurchased 500 shares of its common stock at an average purchase price of $6.15 per share for an aggregate purchase price of $3 thousand. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2022 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 12, Contingencies, to the Company’s condensed consolidated interim financial statements included in Part I, “Item 1. Financial Statements (Unaudited)” of this Report is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2022 Report, which could materially affect its business, results of operations or financial condition. The risks described in the Company’s 2022 Report are not the only risks it faces. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may eventually prove to materially adversely affect its business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended March 31, 2023 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans[1]	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans[1]
January 1-31, 2023	—	$—	—	—
February 1-28, 2023	—	$—	—	—
March 1-31, 2023	500	$6.15	500	1,999,500
Total	500
1On March 16, 2023, the Company announced that the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	May 11, 2023	By:	/s/ Karen L. Diepholz
Karen L. Diepholz
Chief Financial Officer