Form 10-Q
period 2023-06-30
Crimson Wine Group, Ltd
filed 2023-08-09
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

On August 4, 2023 there were 21,308,900 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$15,504	$25,705
Investments available for sale	19,162	11,673
Accounts receivable, net	4,970	6,849
Inventory	51,478	51,716
Other current assets	1,555	1,653
Total current assets	92,669	97,596
Property and equipment, net	114,570	113,421
Goodwill	1,262	1,262
Intangible and other non-current assets, net	5,975	6,481
Total non-current assets	121,807	121,164
Total assets	$214,476	$218,760
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$7,877	$11,460
Customer deposits	579	392
Current portion of long-term debt, net of unamortized loan fees	1,129	1,128
Total current liabilities	9,585	12,980
Long-term debt, net of current portion and unamortized loan fees	17,106	17,671
Deferred tax liability, net	1,103	1,100
Other non-current liabilities	9	9
Total non-current liabilities	18,218	18,780
Total liabilities	27,803	31,760
Contingencies (Note 12)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 21,357,656 and 21,448,212 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	213	214
Additional paid-in capital	278,347	278,083
Accumulated other comprehensive income (loss)	24	(49)
Accumulated deficit	(91,911)	(91,248)
Total stockholders’ equity	186,673	187,000
Total liabilities and stockholders’ equity	$214,476	$218,760

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$17,718	$18,082	$32,939	$36,705
Cost of sales	9,121	9,729	17,408	21,257
Gross profit	8,597	8,353	15,531	15,448
Operating expenses:
Sales and marketing	4,520	4,543	8,830	8,282
General and administrative	3,560	3,263	7,028	6,561
Total operating expenses	8,080	7,806	15,858	14,843
Net (gain) loss on disposal of property and equipment	(15)	107	34	127
Income (loss) from operations	532	440	(361)	478
Other (expense) income:
Interest expense, net	(68)	(94)	(327)	(377)
Other income, net	297	99	597	126
Total other income (expense), net	229	5	270	(251)
Income (loss) before income taxes	761	445	(91)	227
Income tax expense (benefit)	215	127	(25)	66
Net income (loss)	$546	$318	$(66)	$161
Basic weighted-average shares outstanding	21,412	22,450	21,430	22,486
Fully diluted weighted-average shares outstanding	21,412	22,450	21,430	22,487
Basic and fully diluted earnings per share	$0.03	$0.01	$0.00	$0.01

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$546	$318	$(66)	$161
Net unrealized holding gains (losses) on investments arising during the period, net of tax	65	(19)	73	(25)
Comprehensive income	$611	$299	$7	$136

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Net cash flows from operating activities:
Net (loss) income	$(66)	$161
Adjustments to reconcile net (loss) income to net cash from operations:
Depreciation and amortization of property and equipment	3,028	2,976
Amortization of intangible assets	643	643
Loss on write-down of inventory	531	926
Provision for doubtful accounts	7	—
Net loss on disposal of property and equipment	34	127
(Benefit) provision for deferred income taxes	(25)	66
Stock-based compensation	264	158
Net change in operating assets and liabilities:
Accounts receivable	1,872	978
Inventory	(293)	4,886
Other current assets	98	(170)
Other non-current assets	(137)	19
Accounts payable and accrued liabilities	(4,374)	(4,825)
Customer deposits	193	265
Net cash provided by operating activities	1,775	6,210
Net cash flows from investing activities:
Purchase of investments available for sale	(14,637)	(5,750)
Redemptions of investments available for sale	7,250	9,250
Acquisition of property and equipment	(3,442)	(1,678)
Proceeds from disposals of property and equipment	21	18
Net cash (used in) provided by investing activities	(10,808)	1,840
Net cash flows from financing activities:
Principal payments on long-term debt	(570)	(570)
Repurchase of common stock	(598)	(1,016)
Net cash used in financing activities	(1,168)	(1,586)
Net (decrease) increase in cash and cash equivalents	(10,201)	6,464
Cash and cash equivalents - beginning of period	25,705	32,732
Cash and cash equivalents - end of period	$15,504	$39,196
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$505	$568
Non-cash investing and financing activity:
Unrealized holding gains (losses) on investments, net of tax	$73	$(25)
Acquisition of property and equipment accrued but not yet paid	$790	$401

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total

Three Months Ended June 30, 2023
Balance, March 31, 2023	21,447,712	$214	$278,199	$(41)	$(91,863)	$186,509
Net income	—	—	—	—	546	546
Other comprehensive income	—	—	—	65	—	65
Stock-based compensation	—	—	148	—	—	148
Repurchase of common stock	(90,056)	(1)	—	—	(594)	(595)
Balance, June 30, 2023	21,357,656	$213	$278,347	$24	$(91,911)	$186,673

Three Months Ended June 30, 2022
Balance, March 31, 2022	22,516,882	$225	$277,776	$(4)	$(85,559)	$192,438
Net income	—	—	—	—	318	318
Other comprehensive loss	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	101	—	—	101
Repurchase of common stock	(127,419)	(1)	—	—	(956)	(957)
Balance, June 30, 2022	22,389,463	$224	$277,877	$(23)	$(86,197)	$191,881

Six Months Ended June 30, 2023
Balance, December 31, 2022	21,448,212	$214	$278,083	$(49)	$(91,248)	$187,000
Net loss	—	—	—	—	(66)	(66)
Other comprehensive income	—	—	—	73	—	73
Stock-based compensation	—	—	264	—	—	264
Repurchase of common stock	(90,556)	(1)	—	—	(597)	(598)
Balance, June 30, 2023	21,357,656	$213	$278,347	$24	$(91,911)	$186,673

Six Months Ended June 30, 2022
Balance, December 31, 2021	22,524,185	$225	$277,719	$2	$(85,343)	$192,603
Net income	—	—	—	—	161	161
Other comprehensive loss	—	—	—	(25)	—	(25)
Stock-based compensation	—	—	158	—	—	158
Repurchase of common stock	(134,722)	(1)	—	—	(1,015)	(1,016)
Balance, June 30, 2022	22,389,463	$224	$277,877	$(23)	$(86,197)	$191,881

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

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2023. See Note 2, “Significant Accounting Policies,” of the 2022 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

Subsequent to the filing of the 2022 Report, the Company evaluated Accounting Standards Update (“ASU”) 2023-01 through 2023-03 issued by the Financial Accounting Standards Board (“FASB”) and concluded none of the accounting pronouncements would have a material effect or are applicable to Crimson’s unaudited interim condensed consolidated financial statements.

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

Tasting room and Ecommerce wine sales are paid for at the time of sale. The Company transfers control and recognizes revenue for wine sales when the product is either received by the customer (on-site tasting room sales) or upon shipment to the customer (“Ecommerce sales”).

Other

From time to time, the Company sells grapes or bulk wine because the grapes or wine do not meet the quality standards for the Company’s products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have purchased or produced more of a particular varietal than it can use. Grape and bulk sales are made under contracts with customers, which include product specification requirements, pricing, and payment terms. Payment terms under grape contracts are generally structured around the timing of the harvest of the grapes and are generally due 30 days from the time the grapes are delivered. Payment terms under bulk wine contracts are generally 30 days from the date of shipment and may include an upfront payment upon signing of the sales agreement. The Company transfers control and recognizes revenue for grape sales when product specification has been met and title to the grapes has transferred, which is generally on the date the grapes are harvested, weighed and shipped. The Company transfers control and recognizes revenue for bulk wine contracts upon shipment.

The Company provides custom winemaking services at Double Canyon, Chamisal Vineyards, and Pine Ridge Vineyard’s winemaking facilities. Custom winemaking services are made under contracts with customers, which include specific protocols, pricing, and payment terms and generally have a duration of less than one year. The customer retains title and control of the wine during the winemaking process. The Company recognizes revenue for winemaking services when contract specific performance obligations are met.

Estates hold various public and private events for customers and their wine club members. Upfront consideration received from the sale of tickets or under private event contracts for future events is recorded as deferred revenue. The balance of payments are due on the date of the event. The Company recognizes event revenue on the date the event is held.

Other revenue also includes tasting fees and retail merchandise sales, which are paid for and received or consumed at the time of sale. The Company transfers control and recognizes revenue for tasting fees and retail merchandise sales at the time of sale.

Refer to Note 11, “Business Segment Information,” for revenue by sales channel amounts for the three and six months ended June 30, 2023 and 2022.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2023 and 2022 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the six-month periods ended June 30, 2023 and 2022 were not materially impacted by any other factors.

The outstanding contract liability balance was $0.6 million at June 30, 2023 and $0.4 million at December 31, 2022. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.3 million were recognized as revenue during each of the six-month periods ended June 30, 2023 and 2022.

Accounts Receivable, Net

Accounts receivable are reported net of an allowance for doubtful accounts. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectible based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness, and current economic trends. The Company’s accounts receivable balance is net of an allowance for doubtful accounts of $0.2 million at both June 30, 2023 and December 31, 2022.

3.Inventory

A summary of inventory at June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$23,160	$17,896
In-process goods	27,056	32,849
Packaging and bottling supplies	1,262	971
Total inventory	$51,478	$51,716

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

Inventory write-downs of $0.2 million were recorded during each of the three-month periods ended June 30, 2023 and 2022. Inventory write-downs of $0.5 million and $0.9 million were recorded during the six-month periods ended June 30, 2023 and 2022, respectively. The Company’s inventory balances are presented at the lower of cost or net realizable value.

4.Property and Equipment

A summary of property and equipment at June 30, 2023 and December 31, 2022, and depreciation and amortization for the three and six months ended June 30, 2023 and 2022, is as follows (in thousands):

	Depreciable Lives
	(in years)	June 30, 2023	December 31, 2022
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	61,874	61,260
Winery and vineyard equipment	3-25	36,692	35,998
Vineyards and improvements	7-25	34,591	34,221
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,072	2,489
Construction in progress	N/A	5,095	3,479
Total		191,875	187,998
Accumulated depreciation and amortization		(77,305)	(74,577)
Total property and equipment, net		$114,570	$113,421

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization:	2023	2022	2023	2022
Capitalized into inventory	$1,134	$1,110	$2,270	$2,234
Expensed to general and administrative	387	377	758	742
Total depreciation and amortization	$1,521	$1,487	$3,028	$2,976

5.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

June 30, 2023	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Bill	$5,000	$4,887	$61	$—	$4,948	$—	$4,948
Certificates of Deposit	14,250	14,250	—	(36)	—	14,214	14,214
Total	$19,250	$19,137	$61	$(36)	$4,948	$14,214	$19,162
December 31, 2022	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$11,750	$11,750	$—	$(77)	$—	$11,673	$11,673

The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of June 30, 2023 and December 31, 2022, the Company did not have any other assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents and short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of June 30, 2023, the Company has estimated the fair value of its outstanding debt to be approximately $13.9 million compared to its carrying value of $18.3 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA as of June 30, 2023 of 8.06% and 8.02% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 8, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at June 30, 2023 and December 31, 2022, and amortization expense for the three and six months ended June 30, 2023 and 2022, is as follows (in thousands):

		June 30, 2023			December 31, 2022
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$(12,686)	$5,314	$18,000	$(12,155)	$5,845
Distributor relationships	10-14	2,700	(2,318)	382	2,700	(2,220)	480
Legacy permits	14	250	(216)	34	250	(207)	43
Trademark	20	200	(148)	52	200	(143)	57
Total		$21,150	$(15,368)	$5,782	$21,150	$(14,725)	$6,425
Other non-current assets				193			56
Total intangible and other non-current assets, net				$5,975			$6,481

				Three Months Ended June 30,		Six Months Ended June 30,
				2023	2022	2023	2022
Total amortization expense				$322	$322	$643	$643

The estimated aggregate future amortization of intangible assets as of June 30, 2023 is identified below (in thousands):

Amortization
Remainder of 2023	$643
2024	1,286
2025	1,168
2026	1,073
2027	1,073
Thereafter	539
Total	$5,782

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable and accrued grape liabilities	$2,862	$5,120
Accrued compensation related expenses	2,252	3,287
Sales and marketing	588	227
Acquisition of property and equipment	790	709
Accrued interest	243	250
Depletion allowance	490	1,176
Production and farming	374	202
Other accrued expenses	278	489
Total accounts payable and accrued liabilities	$7,877	$11,460

8.Debt

A summary of debt at June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023	December 31, 2022
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	11,200	11,520
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	7,125	7,375
Unamortized loan fees	(90)	(96)
Total debt	18,235	18,799
Less current portion of long-term debt	1,129	1,128
Long-term debt due after one year, net	$17,106	$17,671
______________________________________
(1)    The Revolving Credit Facility, a $60.0 million revolving credit facility between the Company and American AgCredit, FLCA, as agent for the lenders thereunder, is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan provides up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan provides up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.125% to 0.225%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the Secured Overnight Financing Rate. On June 15, 2023, the Company executed a renewal agreement with American AgCredit, which includes an extension of the termination date of the Revolving Loan and the Term Revolving Loan to May 31, 2028 along with updates to other terms of the credit agreement governing such loans.
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified debt service coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of June 30, 2023.

A summary of debt maturities as of June 30, 2023 is as follows (in thousands):

Principal due the remainder of 2023	$570
Principal due in 2024	1,140
Principal due in 2025	1,140
Principal due in 2026	1,140
Principal due in 2027	1,140
Principal due thereafter	13,195
Total	$18,325

9. Stockholders’ Equity and Stock-Based Compensation
Share Repurchase

In 2022, the Company repurchased a total of 1,075,973 shares of its common stock at an average purchase price of $6.48 per share for an aggregate purchase price of $7.0 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the six months ended June 30, 2023, the Company repurchased 90,556 shares of its common stock at an average purchase price of $6.58 per share for an aggregate purchase price of $0.6 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

In December 2019, under the Company’s 2013 Omnibus Incentive Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for an additional 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options vest in four equal increments in January 2022, January 2023, January 2024 and January 2025, and the options will expire seven years from the date of grant. In March 2022, stock option awards for an additional 500,000 shares were granted to the Company’s Chief Executive Officer. Such options are divided into four tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. In March 2023, stock option awards for an additional 500,000 shares were granted to certain officers and employees of the Company. Such options are divided into five tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. The performance-based vesting requirements for the grants made in March 2022 and March 2023 are tied to annual or cumulative Adjusted EBITDA targets, as defined within the respective underlying option award agreements. The Company believes it will achieve the listed targets for each agreement and has recorded the related stock-based compensation expense for the three and six months ended June 30, 2023. The exercise price for all respective options was either the closing price or average trading price on the date of grant.

Estimates of stock-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.
During the six months ended June 30, 2023, the Company granted stock options in respect of 500,000 shares. The fair value of these grants was computed based on the following assumptions:

March 2023 Grants
Shares issued	500,000
Expected term	7.42 - 9.42 years
Expected dividend yield	—%
Risk-free interest rate	4.08%
Expected stock price volatility	27 - 29%
Stock price	$5.95
Weighted-average grant date fair value	$2.64
Grant date fair value (in thousands)	$1,319
As of June 30, 2023, stock options in respect of 1,322,000 shares remained outstanding with no stock option exercises or expirations during the quarter. The stock-based compensation expense for these grants is based on the grant date fair value, which will be recorded over the respective vesting periods. $148 thousand and $264 thousand were recorded as stock-based compensation expense for the three and six months ended June 30, 2023, respectively. $102 thousand and $159 thousand were recorded as stock-based compensation expense for the three and six months ended June 30, 2022, respectively. Stock-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations.

10.Income Taxes
The consolidated income tax expense or benefit for the three and six months ended June 30, 2023 and 2022, was determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2023 and 2022, respectively, and then adjusting for any discrete items.
The Company’s effective tax rates for the three months ended June 30, 2023 and 2022 were 28.2% and 28.9%, respectively. The Company’s effective tax rates for the six months ended June 30, 2023 and 2022 were 27.4% and 29.1%, respectively.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2023 was primarily attributable to state income taxes and other permanent items.

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

The following tables outline the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-Allocable net sales and gross profit include bulk wine and grape sales, event fees, tasting fees, and non-wine retail sales. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Net sales	$9,882	$9,423	$6,937	$7,494	$899	$1,165	$17,718	$18,082
Cost of sales	6,165	6,194	2,248	2,630	708	905	9,121	9,729
Gross profit	3,717	3,229	4,689	4,864	191	260	8,597	8,353
Operating expenses:
Sales and marketing	1,609	1,465	1,796	1,965	1,115	1,113	4,520	4,543
General and administrative	—	—	—	—	3,560	3,263	3,560	3,263
Total operating expenses	1,609	1,465	1,796	1,965	4,675	4,376	8,080	7,806
Net (gain) loss on disposal of property and equipment	—	—	—	—	(15)	107	(15)	107
Income (loss) from operations	$2,108	$1,764	$2,893	$2,899	$(4,469)	$(4,223)	$532	$440

	Six Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Net sales	$18,202	$20,973	$12,884	$13,721	$1,853	$2,011	$32,939	$36,705
Cost of sales	11,440	14,107	4,267	4,735	1,701	2,415	17,408	21,257
Gross profit (loss)	6,762	6,866	8,617	8,986	152	(404)	15,531	15,448
Operating expenses:
Sales and marketing	3,203	2,806	3,521	3,648	2,106	1,828	8,830	8,282
General and administrative	—	—	—	—	7,028	6,561	7,028	6,561
Total operating expenses	3,203	2,806	3,521	3,648	9,134	8,389	15,858	14,843
Net loss on disposal of property and equipment	—	—	—	—	34	127	34	127
Income (loss) from operations	$3,559	$4,060	$5,096	$5,338	$(9,016)	$(8,920)	$(361)	$478

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

13.Earnings (Loss) Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss)	$546	$318	$(66)	$161

Common shares:
Weighted-average number of common shares outstanding - basic	21,412	22,450	21,430	22,486
Dilutive effect of stock options outstanding	—	—	—	1
Weighted-average number of common shares outstanding - diluted	21,412	22,450	21,430	22,487

Earnings per share:
Basic	$0.03	$0.01	$0.00	$0.01
Diluted	$0.03	$0.01	$0.00	$0.01

Antidilutive stock options (1)	1,322	822	1,322	733
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

Quantities or results referred to as “current quarter” and “current three and six-month period” refer to the three and six months ended June 30, 2023.

Cautionary Statement for Forward-Looking Information

This MD&A and other parts of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, which include results of Crimson Wine Group, Ltd. and all of its subsidiaries further collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with GAAP for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding the Company’s strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include those relating to the Company’s financial condition, results of operations, plans, objectives, future performance, and business. These statements are based upon information that is currently available to the Company and its management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements.

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted or that may materially and adversely affect the Company’s actual results include, but are not limited to, those discussed in Part I, “Item 1A. Risk Factors” in the 2022 Report. Readers should carefully review the risk factors described in the 2022 Report and in other documents that the Company files from time to time with the SEC.

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

As of June 30, 2023, wine inventory included approximately 0.5 million cases of bottled wine and bulk wine, both in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net Sales

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Wholesale	$9,882	$9,423	$459	5%
Direct to Consumer	6,937	7,494	(557)	(7)%
Other	899	1,165	(266)	(23)%
Total net sales	$17,718	$18,082	$(364)	(2)%

Wholesale net sales increased $0.5 million, or 5%, in the current quarter as compared to the same quarter in 2022, reflecting an increase in domestic wine sales of $1.2 million partially offset by a decrease in export wine sales of $0.7 million. The increase in domestic wine sales is primarily driven by timing of inventory fulfillment for the Company’s distributors and price increases in the current quarter compared to the prior year quarter. The decrease in export wine sales is primarily driven by reduced shipments to key markets.

Direct to Consumer net sales decreased $0.6 million, or 7%, in the current quarter as compared to the same quarter in 2022. The decrease was primarily driven by lower sales through the Ecommerce and tasting room channels, partially offset by higher sales through the wine clubs as compared to the same quarter in 2022. Ecommerce sales decreased in the current quarter due to softening demand in this channel when compared to the prior year quarter. Sales through the tasting rooms decreased in the current quarter due to lower visitations across the tasting rooms. Wine club sales increased in the current quarter due to price increases when compared to the prior year quarter.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.3 million, or 23%, in the current quarter as compared to the same quarter in 2022. The decrease was primarily driven by lower sales of excess bulk wine and tasting and event fee revenues.

Gross Profit

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Wholesale	$3,717	$3,229	$488	15%
Wholesale gross margin percentage	38%	34%
Direct to Consumer	4,689	4,864	(175)	(4)%
Direct to Consumer gross margin percentage	68%	65%
Other	191	260	(69)	(27)%
Total gross profit	$8,597	$8,353	$244	3%
Total gross margin percentage	49%	46%

Wholesale gross profit increased $0.5 million, or 15%, in the current quarter as compared to the same quarter in 2022 primarily driven by the timing of inventory fulfillment for the Company’s distributors and price increases. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 335 basis points primarily driven by price increases in the current quarter when compared to the same quarter in 2022.

Direct to Consumer gross profit decreased $0.2 million, or 4%, in the current quarter as compared to the same quarter in 2022 primarily driven by a reduction in Ecommerce and tasting room sales. Direct to Consumer gross margin percentage increased 269 basis points primarily driven by price increases as compared to the same quarter of 2022.

“Other” includes a gross profit on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross profit decreased $0.1 million, or 27%, in the current quarter as compared to the same quarter in 2022 and is primarily driven by lower tasting and event fee revenues in the current quarter.

Operating Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Sales and marketing	$4,520	$4,543	$(23)	(1)%
General and administrative	3,560	3,263	297	9%
Total operating expenses	$8,080	$7,806	$274	4%

Sales and marketing expenses decreased slightly in the current quarter as compared to the same quarter in 2022 with various offsets across expense categories.

General and administrative expenses increased $0.3 million, or 9%, in the current quarter as compared to the same quarter in 2022 primarily attributable to higher compensation combined with inflationary price increases for professional services when compared to the same quarter in 2022.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change	% change
Interest expense, net	$(68)	$(94)	$26	28%
Other income, net	297	99	198	200%
Total other income, net	$229	$5	$224	4,480%

Interest expense, net, decreased by less than $0.1 million, or 28%, in the current quarter compared to the same quarter in 2022. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 Term Loan and 2017 Term Loan.

Other income, net, increased $0.2 million, or 200%, in the current quarter compared to the same quarter in 2022 primarily driven by increased investment income correlated with a higher interest rate environment in the current quarter compared to the prior year quarter.

Income Tax Expense

The Company’s effective tax rates for the three months ended June 30, 2023 and 2022 were 28.2% and 28.9%, respectively. The difference in the effective tax rate for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to the difference between permanent adjustments across the two periods.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net Sales

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Wholesale	$18,202	$20,973	$(2,771)	(13)%
Direct to Consumer	12,884	13,721	(837)	(6)%
Other	1,853	2,011	(158)	(8)%
Total net sales	$32,939	$36,705	$(3,766)	(10)%

Wholesale net sales decreased $2.8 million, or 13%, in the current six month period as compared to the same period in 2022, reflecting a decrease in domestic wine sales of $1.8 million and export wine sales of $1.0 million. The decrease in domestic wine sales is primarily driven by timing of inventory fulfillment for the Company’s distributors and a significant reduction in close out sales, partially offset by price increases in the current period compared to the prior year period. The decrease in export wine sales is primarily driven by reduced shipments to key markets.

Direct to Consumer net sales decreased $0.8 million, or 6%, in the current six month period as compared to the same period in 2022. The decrease was primarily driven by lower sales through the Ecommerce and tasting room channels, partially offset by higher sales through the wine clubs as compared to the same period in 2022. Ecommerce sales decreased in the current period due to softening demand in this channel when compared to the prior year period. Sales through the tasting rooms decreased in the current period due to lower visitations across the tasting rooms with traffic in the first several months of the year hampered by severe weather conditions. Wine club sales increased in the current period due to price increases when compared to the prior year period.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.2 million, or 8%, in the current six month period as compared to the same period in 2022. The decrease was primarily driven by lower sales of excess bulk wine partially offset by higher custom winemaking service revenues.

Gross Profit

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Wholesale	$6,762	$6,866	$(104)	(2)%
Wholesale gross margin percentage	37%	33%
Direct to Consumer	8,617	8,986	(369)	(4)%
Direct to Consumer gross margin percentage	67%	65%
Other	152	(404)	556	138%
Total gross profit	$15,531	$15,448	$83	1%
Total gross margin percentage	47%	42%

Wholesale gross profit decreased $0.1 million, or 2%, in the current six month period as compared to the same period in 2022 primarily driven by the timing of inventory fulfillment for the Company’s distributors, mostly offset by price increases. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 441 basis points primarily driven by price increases and a significant reduction of close out sales in the current period when compared to the same period in 2022.

Direct to Consumer gross profit decreased $0.4 million, or 4%, in the current six month period as compared to the same period in 2022 primarily driven by a reduction in Ecommerce and tasting room sales. Direct to Consumer gross margin percentage increased 139 basis points primarily driven by price increases as compared to the same period of 2022.

“Other” includes a gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross profit increased $0.6 million, or 138%, in the current six month period as compared to the same period in 2022 and is primarily driven by lower inventory write-downs and increased profitability in custom winemaking services in the current period.

Operating Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Sales and marketing	$8,830	$8,282	$548	7%
General and administrative	7,028	6,561	467	7%
Total operating expenses	$15,858	$14,843	$1,015	7%

Sales and marketing expenses increased $0.5 million, or 7%, in the current six month period as compared to the same period in 2022. The increase was primarily driven by higher compensation and travel expenses compared to the same period in 2022. Increased compensation is driven by filling positions that were previously vacant in the prior year period.

General and administrative expenses increased $0.5 million, or 7%, in the current six month period as compared to the same period in 2022 primarily attributable to higher compensation combined with inflationary price increases for professional services when compared to the same period in 2022.

Other Income (Expense)

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change	% change
Interest expense, net	$(327)	$(377)	$50	13%
Other income, net	597	126	471	374%
Total other income, net	$270	$(251)	$521	208%

Interest expense, net, decreased by less than $0.1 million, or 13%, in the current six month period compared to the same period in 2022. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 Term Loan and 2017 Term Loan (each term as defined below).

Other income, net, increased $0.5 million, or 374%, in the current six month period compared to the same period in 2022 primarily driven by increased investment income correlated with a higher interest rate environment in the current period compared to the prior year period.

Income Tax (Benefit) Expense

The Company’s effective tax rates for the six months ended June 30, 2023 and 2022 were 27.4% and 29.1%, respectively. The difference in the effective tax rate for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to the difference between permanent adjustments across the two periods.

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

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with American AgCredit, FLCA (“American AgCredit”), as agent for the lenders. The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.125% to 0.225%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the Secured Overnight Financing Rate. The Revolving Credit Facility can be used to fund acquisitions, capital projects, and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to stockholders and restrictions on certain mergers, consolidations, and sales of assets. No amounts have been borrowed under the Revolving Credit Facility to date.

On June 15, 2023, the Company executed a renewal agreement with American AgCredit, which includes an extension of the termination date of the Revolving Loan and the Term Revolving Loan to May 31, 2028 along with updates to other terms of the credit agreement governing such loans. Refer to the Company’s Current Report on Form 8-K as filed with the SEC on June 16, 2023 for additional information.

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit, FLCA (“Lender”) for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of June 30, 2023, $11.2 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (the “DCV Borrower” and, individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with the Lender for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of June 30, 2023, $7.1 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants as of June 30, 2023.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2023 and 2022 (in thousands):

Net cash provided by (used in):	2023	2022
Operating activities	$1,775	$6,210
Investing activities	(10,808)	1,840
Financing activities	(1,168)	(1,586)

Cash provided by operating activities

Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2023, consisting primarily of $0.1 million of net loss adjusted for $4.5 million of non-cash items and $2.6 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, and loss on the write-down of inventory. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and increase in inventory and other non-current assets, partially offset by a decrease in accounts receivable and other current assets and an increase in customer deposits. The decrease in cash provided by operating activities in the current period as compared to the same period in 2022 was primarily due to lower net sales and and timing of increased bottling activities and related spend in the current period.

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

Cash (used in) provided by investing activities

Net cash used in investing activities was $10.8 million for the six months ended June 30, 2023, consisting primarily of the net purchases of available for sale investments of $7.4 million and capital expenditures of $3.4 million. The Company increased its purchases of available for sale investments in order to further diversify its available cash investments and capitalize on market rates.

Net cash provided by investing activities was $1.8 million for the six months ended June 30, 2022, consisting primarily of the net redemptions of available for sale investments of $3.5 million, partially offset by capital expenditures of $1.7 million.

Cash used in financing activities

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2023, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $0.6 million and the principal payments on the 2015 and 2017 Term Loans of $0.6 million.

Net cash used in financing activities was $1.6 million for the six months ended June 30, 2022, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $1.0 million and the principal payments on the 2015 and 2017 Term Loans of $0.6 million.

Share Repurchases

In 2022, the Company repurchased a total of 1,075,973 shares of its common stock at an average purchase price of $6.48 per share for an aggregate purchase price of $7.0 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the six months ended June 30, 2023, the Company repurchased 90,556 shares of its common stock at an average purchase price of $6.58 per share for an aggregate purchase price of $0.6 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2022 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 12, “Contingencies,” to the Company’s condensed consolidated interim financial statements included in Part I, “Item 1. Financial Statements (Unaudited)” of this Report is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2022 Report, which could materially affect its business, results of operations or financial condition. The risks described in the 2022 Report are not the only risks it faces. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may eventually prove to materially adversely affect its business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended June 30, 2023 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans[1]	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans[1]
April 1-30, 2023	17,331	$6.28	17,831	1,982,169
May 1-31, 2023	26,578	$6.60	44,409	1,955,591
June 1-30, 2023	46,147	$6.69	90,556	1,909,444
Total	90,056
1On March 16, 2023, the Company announced that the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation of Crimson Wine Group, Ltd. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Crimson Wine Group, Ltd. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 31, 2023).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
10.1
Fourth Amendment to Credit Agreement, dated May 31, 2023, by and among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC, Double Canyon Vineyards, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2023).

10.2
Fifth Amendment to Credit Agreement, dated June 15, 2023, by and among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC, Double Canyon Vineyards, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 16, 2023).

10.3*	Separation Agreement, dated August 2, 2023, between Crimson Wine Group, Ltd. and Karen Diepholz.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	August 9, 2023	By:	/s/ Kimberly A. Benson
Kimberly A. Benson
Interim Chief Financial Officer