Form 10-Q
period 2023-09-30
Crimson Wine Group, Ltd
filed 2023-11-09
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

On November 3, 2023 there were 21,109,523 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$19,311	$25,705
Investments available for sale	10,983	11,673
Accounts receivable, net	9,523	6,849
Inventory	54,937	51,716
Other current assets	2,094	1,653
Total current assets	96,848	97,596
Property and equipment, net	116,896	113,421
Goodwill	1,262	1,262
Intangible and other non-current assets, net	5,629	6,481
Total non-current assets	123,787	121,164
Total assets	$220,635	$218,760
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$12,029	$11,460
Customer deposits	1,436	392
Current portion of long-term debt, net of unamortized loan fees	1,129	1,128
Total current liabilities	14,594	12,980
Long-term debt, net of current portion and unamortized loan fees	16,824	17,671
Deferred tax liability, net	1,736	1,100
Other non-current liabilities	9	9
Total non-current liabilities	18,569	18,780
Total liabilities	33,163	31,760
Contingencies (Note 12)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 21,192,962 and 21,448,212 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	212	214
Additional paid-in capital	278,449	278,083
Accumulated other comprehensive income (loss)	75	(49)
Accumulated deficit	(91,264)	(91,248)
Total stockholders’ equity	187,472	187,000
Total liabilities and stockholders’ equity	$220,635	$218,760

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$18,030	$16,686	$50,969	$53,391
Cost of sales	9,604	9,134	27,012	30,391
Gross profit	8,426	7,552	23,957	23,000
Operating expenses:
Sales and marketing	4,500	4,552	13,330	12,834
General and administrative	3,528	3,313	10,556	9,874
Total operating expenses	8,028	7,865	23,886	22,708
Net loss on disposal of property and equipment	2	29	36	156
Income (loss) from operations	396	(342)	35	136
Other (expense) income:
Interest expense, net	(245)	(279)	(572)	(656)
Other income, net	2,172	24	2,769	150
Total other income (expense), net	1,927	(255)	2,197	(506)
Income (loss) before income taxes	2,323	(597)	2,232	(370)
Income tax expense (benefit)	612	(172)	587	(106)
Net income (loss)	$1,711	$(425)	$1,645	$(264)
Basic and fully diluted weighted-average shares outstanding	21,267	22,349	21,375	22,440
Basic and fully diluted earnings (loss) per share	$0.08	$(0.02)	$0.08	$(0.01)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,711	$(425)	$1,645	$(264)
Net unrealized holding gains (losses) on investments arising during the period, net of tax	51	(43)	124	(68)
Comprehensive income (loss)	$1,762	$(468)	$1,769	$(332)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Net cash flows from operating activities:
Net income (loss)	$1,645	$(264)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization of property and equipment	4,563	4,475
Amortization of intangible assets	965	965
Loss on write-down of inventory	687	1,246
Provision for credit losses	7	—
Net loss on disposal of property and equipment	36	156
Provision (benefit) for deferred income taxes	587	(106)
Stock-based compensation	366	261
Net change in operating assets and liabilities:
Accounts receivable	(2,681)	634
Inventory	(3,908)	(2,692)
Other current assets	(441)	(808)
Other non-current assets	(129)	193
Accounts payable and accrued liabilities	(67)	3,661
Customer deposits	1,053	1,268
Net cash provided by operating activities	2,683	8,989
Net cash flows from investing activities:
Purchase of investments available for sale	(16,137)	(10,500)
Redemptions of investments available for sale	17,000	10,250
Acquisition of property and equipment	(7,461)	(3,565)
Principal payments received on notes receivable	16	366
Proceeds from disposals of property and equipment	23	50
Net cash used in investing activities	(6,559)	(3,399)
Net cash flows from financing activities:
Principal payments on long-term debt	(855)	(855)
Repurchase of common stock	(1,663)	(1,668)
Net cash used in financing activities	(2,518)	(2,523)
Net (decrease) increase in cash and cash equivalents	(6,394)	3,067
Cash and cash equivalents - beginning of period	25,705	32,732
Cash and cash equivalents - end of period	$19,311	$35,799
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$752	$845
Non-cash investing and financing activity:
Unrealized holding gains (losses) on investments, net of tax	$124	$(68)
Acquisition of property and equipment accrued but not yet paid	$636	$476

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Three Months Ended September 30, 2023
Balance, June 30, 2023	21,357,656	$213	$278,347	$24	$(91,911)	$186,673
Net income	—	—	—	—	1,711	1,711
Other comprehensive income	—	—	—	51	—	51
Stock-based compensation	—	—	102	—	—	102
Repurchase of common stock	(164,694)	(1)	—	—	(1,064)	(1,065)
Balance, September 30, 2023	21,192,962	$212	$278,449	$75	$(91,264)	$187,472

Three Months Ended September 30, 2022
Balance, June 30, 2022	22,389,463	$224	$277,877	$(23)	$(86,197)	$191,881
Net loss	—	—	—	—	(425)	(425)
Other comprehensive loss	—	—	—	(43)	—	(43)
Stock-based compensation	—	—	103	—	—	103
Repurchase of common stock	(92,222)	(1)	—	—	(651)	(652)
Balance, September 30, 2022	22,297,241	$223	$277,980	$(66)	$(87,273)	$190,864

Nine Months Ended September 30, 2023
Balance, December 31, 2022	21,448,212	$214	$278,083	$(49)	$(91,248)	$187,000
Net income	—	—	—	—	1,645	1,645
Other comprehensive income	—	—	—	124	—	124
Stock-based compensation	—	—	366	—	—	366
Repurchase of common stock	(255,250)	(2)	—	—	(1,661)	(1,663)
Balance, September 30, 2023	21,192,962	$212	$278,449	$75	$(91,264)	$187,472

Nine Months Ended September 30, 2022
Balance, December 31, 2021	22,524,185	$225	$277,719	$2	$(85,343)	$192,603
Net loss	—	—	—	—	(264)	(264)
Other comprehensive loss	—	—	—	(68)	—	(68)
Stock-based compensation	—	—	261	—	—	261
Repurchase of common stock	(226,944)	(2)	—	—	(1,666)	(1,668)
Balance, September 30, 2022	22,297,241	$223	$277,980	$(66)	$(87,273)	$190,864

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

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2023. See Note 2, “Significant Accounting Policies,” of the 2022 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

Subsequent to the filing of the 2022 Report, the Company evaluated Accounting Standards Update (“ASU”) 2023-01 through 2023-06 issued by the Financial Accounting Standards Board (“FASB”) and concluded none of the accounting pronouncements would have a material effect or are applicable to Crimson’s unaudited interim condensed consolidated financial statements.

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

Refer to Note 11, “Business Segment Information,” for revenue by sales channel amounts for the three and nine months ended September 30, 2023 and 2022.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2023 and 2022 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the nine-month periods ended September 30, 2023 and 2022 were not materially impacted by any other factors.

The outstanding contract liability balance was $1.4 million at September 30, 2023 and $0.4 million at December 31, 2022. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.3 million were recognized as revenue during each of the nine-month periods ended September 30, 2023 and 2022.

Accounts Receivable, Net

Accounts receivable are reported net of an allowance for credit losses. Credit is extended based on an evaluation of the customer’s financial condition. Accounts are charged against the allowance for bad debt as they are deemed uncollectible based on a periodic review of the accounts. In evaluating the collectability of individual receivable balances, the Company considers several factors, including the age of the balance, the customer’s historical payment history, its current credit worthiness, and current economic trends, in order to reasonably estimate future conditions. The Company’s accounts receivable balance is net of an allowance for credit losses of $0.2 million at both September 30, 2023 and December 31, 2022.

3.Inventory

A summary of inventory at September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$26,755	$17,896
In-process goods	27,633	32,849
Packaging and bottling supplies	549	971
Total inventory	$54,937	$51,716

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

Inventory write-downs of $0.2 million and $0.3 million were recorded during the three-month periods ended September 30, 2023 and 2022, respectively. Inventory write-downs of $0.7 million and $1.2 million were recorded during the nine-month periods ended September 30, 2023 and 2022, respectively. The Company’s inventory balances are presented at the lower of cost or net realizable value.

4.Property and Equipment

A summary of property and equipment at September 30, 2023 and December 31, 2022, and depreciation and amortization for the three and nine months ended September 30, 2023 and 2022, is as follows (in thousands):

	Depreciable Lives
	(in years)	September 30, 2023	December 31, 2022
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	61,977	61,260
Winery and vineyard equipment	3-25	36,911	35,998
Vineyards and improvements	7-25	34,591	34,221
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,630	2,489
Construction in progress	N/A	8,040	3,479
Total		195,700	187,998
Accumulated depreciation and amortization		(78,804)	(74,577)
Total property and equipment, net		$116,896	$113,421

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization:	2023	2022	2023	2022
Capitalized into inventory	$1,133	$1,118	$3,403	$3,352
Expensed to general and administrative	402	381	1,160	1,123
Total depreciation and amortization	$1,535	$1,499	$4,563	$4,475

5.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

September 30, 2023	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	11,000	11,000	—	(17)	—	10,983	10,983
December 31, 2022	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$11,750	$11,750	$—	$(77)	$—	$11,673	$11,673

The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of September 30, 2023 and December 31, 2022, the Company did not have any other assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents and short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of September 30, 2023, the Company has estimated the fair value of its outstanding debt to be approximately $13.4 million compared to its carrying value of $18.0 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA as of September 30, 2023 of 8.30% and 8.22% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 8, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at September 30, 2023 and December 31, 2022, and amortization expense for the three and nine months ended September 30, 2023 and 2022, is as follows (in thousands):

		September 30, 2023			December 31, 2022
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$(12,952)	$5,048	$18,000	$(12,155)	$5,845
Distributor relationships	10-14	2,700	(2,367)	333	2,700	(2,220)	480
Legacy permits	14	250	(220)	30	250	(207)	43
Trademark	20	200	(151)	49	200	(143)	57
Total		$21,150	$(15,690)	$5,460	$21,150	$(14,725)	$6,425
Other non-current assets				169			56
Total intangible and other non-current assets, net				$5,629			$6,481

				Three Months Ended September 30,		Nine Months Ended September 30,
				2023	2022	2023	2022
Total amortization expense				$322	$322	$965	$965

The estimated aggregate future amortization of intangible assets as of September 30, 2023 is identified below (in thousands):

Amortization
Remainder of 2023	$321
2024	1,286
2025	1,168
2026	1,073
2027	1,073
Thereafter	539
Total	$5,460

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable and accrued grape liabilities	$5,598	$5,120
Accrued compensation related expenses	3,427	3,287
Sales and marketing	807	227
Acquisition of property and equipment	636	709
Accrued interest	238	250
Depletion allowance	407	1,176
Production and farming	541	202
Other accrued expenses	375	489
Total accounts payable and accrued liabilities	$12,029	$11,460

8.Debt

A summary of debt at September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023	December 31, 2022
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	11,040	11,520
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	7,000	7,375
Unamortized loan fees	(87)	(96)
Total debt	17,953	18,799
Less current portion of long-term debt	1,129	1,128
Long-term debt due after one year, net	$16,824	$17,671
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified debt service coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of September 30, 2023.

A summary of debt maturities as of September 30, 2023 is as follows (in thousands):

Principal due the remainder of 2023	$285
Principal due in 2024	1,140
Principal due in 2025	1,140
Principal due in 2026	1,140
Principal due in 2027	1,140
Principal due thereafter	13,195
Total	$18,040

9.Stockholders’ Equity and Stock-Based Compensation
Share Repurchase

In 2022, the Company repurchased a total of 1,075,973 shares of its common stock at an average purchase price of $6.48 per share for an aggregate purchase price of $7.0 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the nine months ended September 30, 2023, the Company repurchased 255,250 shares of its common stock at an average purchase price of $6.50 per share for an aggregate purchase price of $1.7 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

In December 2019, under the Company’s 2013 Omnibus Incentive Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for an additional 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options vest in four equal increments in January 2022, January 2023, January 2024 and January 2025, and the options will expire seven years from the date of grant. In March 2022, stock option awards for an additional 500,000 shares were granted to the Company’s Chief Executive Officer. Such options are divided into four tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. In March 2023, stock option awards for an additional 500,000 shares were granted to certain officers and employees of the Company. Such options are divided into five tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. The performance-based vesting requirements for the grants made in March 2022 and March 2023 are tied to annual or cumulative Adjusted EBITDA targets, as defined within the respective underlying option award agreements. The Company believes it will achieve the listed targets for each agreement and has recorded the related stock-based compensation expense for the three and nine months ended September 30, 2023. The exercise price for all respective options was either the closing price or average trading price on the date of grant.

Estimates of stock-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.
During the nine months ended September 30, 2023, the Company granted stock options in respect of 500,000 shares. The fair value of these grants was computed based on the following assumptions:

March 2023 Grants
Shares issued	500,000
Expected term	7.42 - 9.42 years
Expected dividend yield	—%
Risk-free interest rate	4.08%
Expected stock price volatility	27 - 29%
Stock price	$5.95
Weighted-average grant date fair value	$2.64
Grant date fair value (in thousands)	$1,319
As of September 30, 2023, stock options in respect of 1,182,500 shares remained outstanding net of stock option forfeitures of 139,500 shares during the quarter ended September 30, 2023. There were no stock option exercises or expirations during the quarter. The stock-based compensation expense for these grants is based on the grant date fair value, which will be recorded over the respective vesting periods. $102 thousand and $366 thousand were recorded as stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. $103 thousand and $261 thousand were recorded as stock-based compensation expense for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations.

10.Income Taxes
The consolidated income tax expense or benefit for the three and nine months ended September 30, 2023 and 2022, was determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2023 and 2022, respectively, and then adjusting for any discrete items.
The Company’s effective tax rates for the three months ended September 30, 2023 and 2022 were 26.3% and 28.9%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to the income exclusion of the Fire Victim Trust wildfire settlement for California income taxes during the three months ended September 30, 2023. The Company’s effective tax rates for the nine months ended September 30, 2023 and 2022 were 26.3% and 28.8%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to the income exclusion of the Fire Victim Trust wildfire settlement for California income taxes during the nine months ended September 30, 2023. See Note 12 below for more detail on the Fire Victim Trust wildfire settlement.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2023 was primarily attributable to state income taxes and other permanent items.

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

The following tables outline the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-Allocable net sales and gross profit (loss) include bulk wine and grape sales, event fees, tasting fees, and non-wine retail sales. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Net sales	$10,874	$8,933	$6,104	$6,361	$1,052	$1,392	$18,030	$16,686
Cost of sales	6,932	5,528	2,006	2,143	666	1,463	9,604	9,134
Gross profit (loss)	3,942	3,405	4,098	4,218	386	(71)	8,426	7,552
Operating expenses:
Sales and marketing	1,618	1,757	1,868	1,847	1,014	948	4,500	4,552
General and administrative	—	—	—	—	3,528	3,313	3,528	3,313
Total operating expenses	1,618	1,757	1,868	1,847	4,542	4,261	8,028	7,865
Net loss on disposal of property and equipment	—	—	—	—	2	29	2	29
Income (loss) from operations	$2,324	$1,648	$2,230	$2,371	$(4,158)	$(4,361)	$396	$(342)

	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Net sales	$29,076	$29,906	$18,988	$20,082	$2,905	$3,403	$50,969	$53,391
Cost of sales	18,372	19,635	6,273	6,878	2,367	3,878	27,012	30,391
Gross profit (loss)	10,704	10,271	12,715	13,204	538	(475)	23,957	23,000
Operating expenses:
Sales and marketing	4,821	4,563	5,389	5,495	3,120	2,776	13,330	12,834
General and administrative	—	—	—	—	10,556	9,874	10,556	9,874
Total operating expenses	4,821	4,563	5,389	5,495	13,676	12,650	23,886	22,708
Net loss on disposal of property and equipment	—	—	—	—	36	156	36	156
Income (loss) from operations	$5,883	$5,708	$7,326	$7,709	$(13,174)	$(13,281)	$35	$136

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

2017 Wildfires

In October 2017, significant wildfires impacted the Company’s operations and damaged its inventory. The Company has settled on several insurance claims totaling $1.3 million since the time of the wildfires through August 2020. In September 2023, the Company accepted and received a settlement payout from the Fire Victim Trust (the “Fire Victim Trust”), which was formed in connection with PG&E Corporation and Pacific Gas and Electric Company’s (together, “PG&E”) joint plan of reorganization under Chapter 11 to, among other things, review and resolve eligible claims arising from certain wildfires. The settlement payout was in the amount of $1.9 million, which the Company recorded in other income, net. This amount represents a portion of the total amount approved by the Fire Victim Trust for lost business income over a 36-month period from October 2017 to September 2020. Although the Company is expecting additional payouts from this settlement with PG&E, the amounts and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims. Furthermore, the Company anticipates additional insurance settlements with its underwriters for amounts that cannot be reasonably estimated at this time.

13.Earnings (Loss) Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss)	$1,711	$(425)	$1,645	$(264)

Common shares:
Weighted-average number of common shares outstanding - basic	21,267	22,349	21,375	22,440
Dilutive effect of stock options outstanding	—	—	—	—
Weighted-average number of common shares outstanding - diluted	21,267	22,349	21,375	22,440

Earnings (loss) per share:
Basic	$0.08	$(0.02)	$0.08	$(0.01)
Diluted	$0.08	$(0.02)	$0.08	$(0.01)

Antidilutive stock options (1)	1,183	822	1,183	822
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

14.Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined no events have occurred that would require adjustments to its disclosures in the unaudited interim condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Quarterly Report on Form 10-Q (the “Report”) may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC (the “2022 Report”).

Quantities or results referred to as “current quarter” and “current three and nine-month period” refer to the three and nine months ended September 30, 2023.

Cautionary Statement for Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations and other parts of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, which include results of Crimson Wine Group, Ltd. and all of its subsidiaries further collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with GAAP for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding the Company’s strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include those relating to the Company’s financial condition, results of operations, plans, objectives, future performance, and business. These statements are based upon information that is currently available to the Company and its management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements.

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

As of September 30, 2023, wine inventory included approximately 0.7 million cases of bottled wine and bulk wine, both in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Inflation and Market Conditions

The Company expects profit margins to remain steady or increase if it is able to effectively manage cost of sales and operating expenses, subject to any volatility in the bulk wine markets, increased labor costs, increased commodity costs, including dry goods and packaging materials, and increased transportation costs. The Company continues to monitor the impact of inflation in an attempt to minimize its effects through pricing strategies and cost reductions. If, however, the Company’s operations are impacted by significant inflationary pressures, it may not be able to completely offset increased costs through price increases on its products, negotiations with suppliers, cost reductions, or production improvements.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net Sales

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Wholesale	$10,874	$8,933	$1,941	22%
Direct to Consumer	6,104	6,361	(257)	(4)%
Other	1,052	1,392	(340)	(24)%
Total net sales	$18,030	$16,686	$1,344	8%

Wholesale net sales increased $1.9 million, or 22%, in the current quarter as compared to the same quarter in 2022, reflecting an increase in domestic wine sales of $1.6 million and export wine sales of $0.3 million. The increase in domestic wine sales is primarily driven by increased demand and price increases in the current quarter compared to the prior year quarter. The increase in export wine sales is primarily driven by increased shipments to Europe.

Direct to Consumer net sales decreased $0.3 million, or 4%, in the current quarter as compared to the same quarter in 2022. The decrease was primarily driven by a slight decrease in sales across all channels as compared to the same quarter in 2022. The decrease can be attributed to softening demand, higher temporary holds and cancellations from current club members, and lower visitations across the tasting rooms partially offset by price increases quarter-over-quarter.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.3 million, or 24%, in the current quarter as compared to the same quarter in 2022. The decrease was primarily driven by lower sales of excess bulk wine.

Gross Profit

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Wholesale	$3,942	$3,405	$537	16%
Wholesale gross margin percentage	36%	38%
Direct to Consumer	4,098	4,218	(120)	(3)%
Direct to Consumer gross margin percentage	67%	66%
Other	386	(71)	457	644%
Total gross profit	$8,426	$7,552	$874	12%
Total gross margin percentage	47%	45%

Wholesale gross profit increased $0.5 million, or 16%, in the current quarter as compared to the same quarter in 2022 primarily driven by increased demand and price increases. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 187 basis points primarily driven by a shift in sales mix of certain wines with a higher cost vintage when compared to the same quarter in 2022.

Direct to Consumer gross profit decreased $0.1 million, or 3%, in the current quarter as compared to the same quarter in 2022 primarily driven by a slight decrease in sales across all channels. Direct to Consumer gross margin percentage increased 83 basis points primarily driven by price increases as compared to the same quarter of 2022.

“Other” includes a gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross profit increased $0.5 million, or 644%, in the current quarter as compared to the same quarter in 2022 and is primarily driven by lower inventory write-downs and increased profitability on all aforementioned sales, services and fees included in “Other”.

Operating Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Sales and marketing	$4,500	$4,552	$(52)	(1)%
General and administrative	3,528	3,313	215	6%
Total operating expenses	$8,028	$7,865	$163	2%

Sales and marketing expenses decreased slightly in the current quarter as compared to the same quarter in 2022 with various offsets across expense categories.

General and administrative expenses increased $0.2 million, or 6%, in the current quarter as compared to the same quarter in 2022 primarily attributable to severance expense incurred in the current quarter.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	Change	% change
Interest expense, net	$(245)	$(279)	$34	12%
Other income, net	2,172	24	2,148	8,950%
Total other income, net	$1,927	$(255)	$2,182	856%

Interest expense, net, decreased by less than $0.1 million, or 12%, in the current quarter compared to the same quarter in 2022. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 Term Loan and 2017 Term Loan.

Other income, net, increased $2.1 million, or 8,950%, in the current quarter compared to the same quarter in 2022 primarily driven by a settlement payout for $1.9 million received from the Fire Victim Trust, formed in connection with PG&E Corporation and Pacific Gas and Electric Company’s joint plan of reorganization under Chapter 11 (the “Fire Victim Trust”), related to the 2017 wildfires with the remainder due to increased investment income correlated with a higher interest rate environment in the current quarter.

Income Tax Expense (Benefit)

The Company’s effective tax rates for the three months ended September 30, 2023 and 2022 were 26.3% and 28.9%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to the income exclusion of the Fire Victim Trust wildfire settlement for California income taxes during the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net Sales

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Wholesale	$29,076	$29,906	$(830)	(3)%
Direct to Consumer	18,988	20,082	(1,094)	(5)%
Other	2,905	3,403	(498)	(15)%
Total net sales	$50,969	$53,391	$(2,422)	(5)%

Wholesale net sales decreased $0.8 million, or 3%, in the current nine month period as compared to the same period in 2022, reflecting a decrease in domestic wine sales of $0.2 million and export wine sales of $0.6 million. The decrease in domestic wine sales is primarily driven by a significant reduction in close out sales, partially offset by price increases in the current period compared to the prior year period. The decrease in export wine sales is primarily driven by reduced shipments to key markets.

Direct to Consumer net sales decreased $1.1 million, or 5%, in the current nine month period as compared to the same period in 2022. The decrease was primarily driven by lower sales through the Ecommerce and tasting room channels, partially offset by higher sales through the wine clubs as compared to the same period in 2022. Ecommerce sales decreased in the current period due to softening demand in this channel when compared to the prior year period. Sales through the tasting rooms decreased in the current period due to lower visitations across the tasting rooms with traffic in the first several months of the year from changing consumer behavior and severe weather conditions. Wine club sales increased in the current period due to price increases when compared to the prior year period.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.5 million, or 15%, in the current nine month period as compared to the same period in 2022. The decrease was primarily driven by lower sales of excess bulk wine partially offset by higher custom winemaking service revenues.

Gross Profit

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Wholesale	$10,704	$10,271	$433	4%
Wholesale gross margin percentage	37%	34%
Direct to Consumer	12,715	13,204	(489)	(4)%
Direct to Consumer gross margin percentage	67%	66%
Other	538	(475)	1,013	213%
Total gross profit	$23,957	$23,000	$957	4%
Total gross margin percentage	47%	43%

Wholesale gross profit increased $0.4 million, or 4%, in the current nine month period as compared to the same period in 2022 primarily driven by price increases and a significant reduction of close out sales. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 247 basis points primarily driven by price increases and a significant reduction of close out sales in the current period when compared to the same period in 2022.

Direct to Consumer gross profit decreased $0.5 million, or 4%, in the current nine month period as compared to the same period in 2022 primarily driven by a reduction in Ecommerce and tasting room sales. Direct to Consumer gross margin percentage increased 121 basis points primarily driven by price increases as compared to the same period of 2022.

“Other” includes a gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross profit increased $1.0 million, or 213%, in the current nine month period as compared to the same period in 2022 and is primarily driven by lower inventory write-downs and increased profitability on all aforementioned sales, services and fees included in “Other”.

Operating Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Sales and marketing	$13,330	$12,834	$496	4%
General and administrative	10,556	9,874	682	7%
Total operating expenses	$23,886	$22,708	$1,178	5%

Sales and marketing expenses increased $0.5 million, or 4%, in the current nine month period as compared to the same period in 2022. The increase was primarily driven by higher compensation and travel expenses compared to the same period in 2022. Increased compensation is driven by filling positions that were previously vacant in the prior year period.

General and administrative expenses increased $0.7 million, or 7%, in the current nine month period as compared to the same period in 2022 primarily attributable to severance expense, higher compensation, and inflationary price increases for professional services when compared to the same period in 2022.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	Change	% change
Interest expense, net	$(572)	$(656)	$84	13%
Other income, net	2,769	150	2,619	1,746%
Total other income (expense), net	$2,197	$(506)	$2,703	534%

Interest expense, net, decreased by less than $0.1 million, or 13%, in the current nine month period compared to the same period in 2022. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 Term Loan and 2017 Term Loan (each term as defined below).

Other income, net, increased $2.6 million, or 1,746%, in the current nine month period compared to the same period in 2022 primarily driven by a settlement payout for $1.9 million received from the Fire Victim Trust related to the 2017 wildfires with the remainder due to increased investment income correlated with a higher interest rate environment in the current period.

Income Tax Expense (Benefit)

The Company’s effective tax rates for the nine months ended September 30, 2023 and 2022 were 26.3% and 28.8%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to the income exclusion of the Fire Victim Trust wildfire settlement for California income taxes during the nine months ended September 30, 2023.

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

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of September 30, 2023, $11.0 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (the “DCV Borrower” and, individually and collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of September 30, 2023, $7.0 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified debt service coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants as of September 30, 2023.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2023 and 2022 (in thousands):

Net cash provided by (used in):	2023	2022
Operating activities	$2,683	$8,989
Investing activities	(6,559)	(3,399)
Financing activities	(2,518)	(2,523)

Cash provided by operating activities

Net cash provided by operating activities was $2.7 million for the nine months ended September 30, 2023, consisting primarily of $1.6 million of net income adjusted for $7.2 million of non-cash items and $6.1 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, and deferred income taxes. The change in operating assets and liabilities was primarily due to an increase in inventory, accounts receivable, other current assets, and other non-current assets and a decrease in accounts payable and accrued liabilities, partially offset by an increase in customer deposits.

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

Cash used in investing activities

Net cash used in investing activities was $6.6 million for the nine months ended September 30, 2023, consisting primarily of capital expenditures of $7.5 million partially offset by the net redemptions of available for sale investments of $0.9 million.

Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2022, consisting primarily of capital expenditures of $3.6 million and the net purchases of available for sale investments of $0.3 million, partially offset by principal payments received on notes receivable of $0.4 million and proceeds from the sale of property and equipment totaling $0.1 million.

Cash used in financing activities

Net cash used in financing activities was $2.5 million for the nine months ended September 30, 2023, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $1.7 million and the principal payments on the 2015 and 2017 Term Loans of $0.9 million.

Net cash used in financing activities was $2.5 million for the nine months ended September 30, 2022, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $1.7 million and the principal payments on the 2015 and 2017 Term Loans of $0.9 million.

Share Repurchases

In 2022, the Company repurchased a total of 1,075,973 shares of its common stock at an average purchase price of $6.48 per share for an aggregate purchase price of $7.0 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the nine months ended September 30, 2023, the Company repurchased 255,250 shares of its common stock at an average purchase price of $6.50 per share for an aggregate purchase price of $1.7 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2022 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended September 30, 2023 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans[1]	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans[1]
July 1-31, 2023	57,977	$6.62	148,533	1,851,467
August 1-31, 2023	71,836	$6.47	220,369	1,779,631
September 1-30, 2023	34,881	$6.11	255,250	1,744,750
Total	164,694
1On March 16, 2023, the Company announced that the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation of Crimson Wine Group, Ltd. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
10.1	Separation Agreement, dated August 2, 2023, between Crimson Wine Group, Ltd. and Karen Diepholz (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 9, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Unaudited financial statements from the Quarterly Report on Form 10-Q of Crimson Wine Group, Ltd. for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith.
** Furnished herewith.

Explanatory Note: The Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the SEC on August 9, 2023, included a “Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Crimson Wine Group, Ltd.” as Exhibit 3.2 (the “Former Exhibit”) under its Part II, “Item 6. Exhibits”. On August 21, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Correction to null and void the Certificate of Amendment of the Amended and Restated Certificate of Incorporation in its entirety. The Former Exhibit is hereby removed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	November 9, 2023	By:	/s/ Kimberly A. Benson
Kimberly A. Benson
Interim Chief Financial Officer