Form 10-K
period 2023-12-31
Crimson Wine Group, Ltd
filed 2024-03-19
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 30, 2023, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $96,434,000 on that date.

As of March 8, 2024, there were 20,872,565 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

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

Crimson produces wine from estate grown grapes as well as from grapes and bulk wine purchased under contract and on the spot market. Crimson’s business model is a combination of direct to consumer sales and wholesale distributor sales. References to cases of wine herein refer to nine-liter equivalent cases.

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

Maximize Physical Assets. We produce wines of the highest quality and increase margins through investing in long-term strategic vineyards and wineries. We own exceptional vineyards in premier winegrowing regions across California, Oregon and Washington. We farm our vineyards in a thoughtful, sustainable way with the goal of producing the highest quality grapes and wines possible. As part of executing this strategy, as of December 31, 2023, we own approximately 720 plantable acres of vineyard land. We continue to assess other opportunities to enhance the quality of our vineyard holdings and wine portfolio.

Focus on Core Brands. We invest in our core brands with compelling brand propositions and stories. We create outstanding consumer experiences, both in person and online, with a clear route to the consumer for each of our wines. We currently own seven complementary estate-based winegrowing operations and brands, with each having a unique varietal focus best suited to its specific appellation and region. We have a group of accomplished winegrowing teams that are each responsible for crafting benchmark wines from their respective premier wine growing regions. Many of our brands are issued high ratings or scores by local and national wine rating organizations, and we believe our scores are a reflection of our focus on what we do best.

Streamline Operational Model. We are on the journey to optimize our business model of driving growth and efficiency with our business partners and to build centers of excellence across business functions. With a centralized corporate model and technology-enabled efficiencies, we are committed to continuous improvement plans to better serve our internal and external stakeholders. Our direct to consumer business generates higher gross margins, and we intend to continue emphasizing opportunities in this distribution channel in order to further our growth. We are focused on growing our customer database and cultivating customer relationships across all distribution channels. Our wholesale distribution channel continues to drive volume sales to a wide customer market. Our wines are available in all states domestically through our network of nearly 40 distributors, and our export team served customers in over 30 countries through independent importers and brokers during 2023.

Our Wineries and Vineyards

The following table summarizes the Company’s acreage as of December 31, 2023:

	Plantable Acres
	Owned	Leased	Total	Currently Planted
Pine Ridge Vineyards	154	—	154	141
Archery Summit	92	—	92	71
Chamisal Vineyards and Malene Wines	92	—	92	52
Seghesio Family Vineyards	308	—	308	287
Seven Hills Winery	74	—	74	53
Total	720	—	720	604

The Company discusses production capacities across all of its winery facilities in the sections to follow. Any and all references to current fermentation and processing capacity may vary from one year to the next and is subject, but not limited, to the following factors: timing of harvest, varietal mix and grape origin.

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

The Pine Ridge Vineyards estate business is focused primarily on the production of high quality Cabernet Sauvignon and Bordeaux-style blends sold by Crimson under the Pine Ridge Vineyards brand name. Pine Ridge Vineyards also produces Chenin Blanc + Viognier, which is sold by Crimson under the Pine Ridge brand name and is made from purchased grapes and bulk wine juice processed at third party custom winemaking facilities with a contracted capacity of up to approximately 200,000 cases for the 2023 harvest year.

Archery Summit

Archery Summit was created by Crimson in 1993. Archery Summit owns acreage in the Dundee Hills American Viticultural Area of the Willamette Valley in Oregon. The winery at Archery Summit, situated on an estate vineyard known as Summit Vineyard, has a permitted annual wine production capacity of up to 50,000 gallons, which equates to approximately 21,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 16,000 to 21,000 cases. The facility includes areas and equipment for crush, fermentation, wine aging and storage, in addition to a tasting room, hospitality center and administrative offices. The facility has approximately 8,900 square feet of underground caves and a compact barrel room for wine barrel storage with a capacity to store approximately 900 barrels. There are also special event dining areas indoors as well as in the underground caves. In 2023, Archery Summit completed the construction of its tasting room expansion project which added 1,800 square feet of space overlooking its estate vines and the Willamette Valley.

Archery Summit is focused primarily on producing estate grown, expressive single vineyard Pinot Noir and Chardonnay sold by Crimson under the Archery Summit brand name. Archery Summit also produces the Vireton brand, which is sold by Crimson and is made primarily from purchased grapes from the Willamette Valley appellation.

Chamisal Vineyards

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973. The Chamisal Vineyard was the first vineyard planted in the Edna Valley in 1973. The winery at Chamisal has a permitted annual wine production capacity of up to 480,000 gallons, which equates to approximately 200,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 55,000 to 65,000 cases without additional capital investment. The facility includes areas and equipment for crush, fermentation, aging and bottling processes, as well as a tasting room, hospitality center and administrative offices. There are special event dining areas outdoors.

Chamisal is focused on producing benchmark Chardonnay and Pinot Noir, which are all produced from top vineyards in the Central Coast and include both purchased and estate grown grapes. The wines are sold by Crimson under the Chamisal Vineyards brand name.

Seghesio Family Vineyards

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns acreage in two Sonoma County appellations—the Alexander Valley and the Russian River Valley. Seghesio Family Vineyards has a long history of growing and producing Zinfandel and Italian varietal wines in the Sonoma region of California. The winery at Seghesio Family Vineyards has a permitted annual wine production capacity of up to 595,000 gallons, which equates to approximately 250,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 140,000 to 165,000 cases without additional capital investment. The facility includes areas and equipment for crush, fermentation, aging, bottling and warehousing, in addition to a tasting room, private hospitality areas and administrative offices. There are indoor and outdoor special event dining areas.

Seghesio Family Vineyards is focused on producing estate grown, world class Zinfandel and Italian varietal wines as well as a heritage Old Vine Zinfandel and Sonoma County Zinfandel produced from both purchased and estate grown grapes. The wines are sold by Crimson under the Seghesio Family Vineyards brand name.

Double Canyon

Double Canyon produced the first wines bottled under the Double Canyon brand name starting with the 2010 vintage. Double Canyon has a state-of-the-art 47,000-square-foot wine production facility in West Richland, Washington. The winery facility has an annual permitted wine production capacity of up to 595,000 gallons, which equates to approximately 250,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 45,000 to 50,000 cases without additional capital investment. Double Canyon shares its production facility with Seven Hills Winery for the production of certain wines.

Double Canyon is focused on producing Cabernet Sauvignon from Washington State’s best appellations. Double Canyon produces its wine from purchased grapes under long-term contracts.

Seven Hills Winery

Seven Hills Winery was established in 1988 and acquired by Crimson in January 2016. Seven Hills owns acreage in the Walla Walla Valley, which includes some of the oldest and highest quality Bordeaux varietal plantings. This historic site, considered the original Seven Hills Winery estate acreage, was planted by the Seven Hills Winery founder and his father. Also included within the acreage are plantings in The Rocks District of Milton-Freewater, which is known for world class Rhone style wines. The winery facility has an annual permitted wine production capacity of up to 48,000 gallons, which equates to approximately 20,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 11,000 to 14,000 cases without additional capital investment. The winery and tasting room are located in downtown Walla Walla in the Crimson-owned historic Whitehouse-Crawford building. The 15,463 square-foot facility includes areas and equipment for crush, fermentation, aging, bottling processes, as well as a tasting room and administrative offices. There are indoor and outdoor special event dining areas.

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

Malene Wines are sold by Crimson under its own brand name and are made from purchased grapes processed at Crimson’s sister estate Chamisal Vineyards’ winemaking facility. In 2023, Malene Wines moved its tasting experience to the Chamisal Vineyards’ tasting room to extend tastings to seven days a week along with other enhanced benefits for members and guests.

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

Wholesale

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants. The Company’s wines are sold in restaurants, bars, and other hospitality locations (“On-Premise”) as well as in supermarkets, grocery stores, liquor stores, and other chains, third-party Ecommerce, and independent stores (“Off-Premise”). Domestic sales of Crimson’s wines are made through nearly 40 independent wine and spirits distributors. International sales are made through independent importers and brokers. During 2023, domestic distributor sales represented approximately 53% of net sales and export sales represented approximately 4% of net sales. During 2023, one distributor represented approximately 31% of Crimson’s total net sales, and no other distributor represented 10% or more of total net sales.

Direct to Consumer

As permitted under federal and local regulations, Crimson has increased its emphasis on direct sales to consumers, through wine clubs, the wineries’ tasting rooms, and the Ecommerce channel. During 2023, direct sales to consumers represented 38% of net sales. Approximately 61% of the direct to consumer net sales were through wine clubs, 24% were through the wineries’ tasting rooms, special events and other sales, and 15% were through Ecommerce. Members typically join the Company’s wine clubs after visiting the Company’s tasting rooms at various facilities, signing up directly through the Company’s website, or after hearing about the Company’s wine clubs from other members. Crimson’s tasting rooms are located in popular tourist destinations that typically attract consumers interested in winemaking and travel. Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors; however, for certain direct sales offers, some of the profit is offset by freight subsidies.

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

Demand for luxury wines can rise and fall with general economic conditions. The Company believes the key competitive factors in the luxury segment of the wine industry are quality, price, brand recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company’s brands have received high ratings or scores by local and national wine rating organizations and believes its prices are competitive. Inventory availability is necessary to satisfy its demand and the Company bottled 475,000 cases in 2023, representing a 25% increase over 2022. With respect to brand recognition, the Company continues to develop its lifestyle branding through partnerships with complementary brands to attract a larger audience and strengthen brand loyalty. Additionally, the Company continues to nurture relationships with its distributors and trade accounts, introduce new products, and reinforce brand engagement through various national promotions.

Wine production is also significantly affected by grape and bulk wine supply. Following a series of challenging harvest cycles in 2020 and 2021 due to historical wildfires and severe weather conditions, the Company has continued to make progress with its 2022 and 2023 harvests. Based on tons harvested per producing acre, the 2022 harvest yielded a 9% improvement from the year prior and the 2023 harvest yielded a 5% improvement over 2022. Despite these improvements, the multi-year yields are still trending below the Company’s historical averages and may cause upward pricing pressure on the bulk wine market in addition to increased costs for grapes produced by the Company. Depending on the wine, the production cycle from harvest to bottled sales is anywhere from one to three years.

Suggested retail price points for Crimson’s wines range from $16 to $395 per bottle; however, in the wholesale channel, which represented 90% and 89% of Crimson’s case volume in the years ended December 31, 2023 and 2022, respectively, the majority of volume is in the $16 to $30 suggested retail price range.

Business Segments

Crimson reports operating results in two segments: Wholesale and Direct to Consumer. These business segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. Both financial and certain non-financial data are reported and evaluated to assist senior management with strategic planning. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are included; however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Non-allocated expenses are reported under Other/Non-allocable which also includes revenues and expenses related to bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. As a result, discrete financial information related to segment assets and other balance sheet data is not available and such information continues to be aggregated. Further information about segments, including net sales, cost of sales, gross profit (loss), directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2023 and 2022 can be found in Note 13 “Business Segment Information” to the consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Report”).

Grape Supply

Crimson controls approximately 720 acres of vineyards in the Napa Valley, Sonoma County and Edna Valley in California, and the Willamette Valley, The Rocks District, and the Walla Walla Valley in Oregon. Of the approximate 604 acres of vineyards that are currently planted, 547 acres are producing. Crimson expects to continue vineyard development plans for non-producing acreage in California, Oregon and Washington properties. Newly planted vines take approximately three to five years to reach maturity and vineyards can be expected to have a useful life of at least 25 years before replanting may be necessary.

In 2023, approximately 22% of Crimson’s total grape supply came from Crimson-controlled vineyards. Crimson purchased the balance of its supply from approximately 92 independent growers. The grower contracts range from one-year spot market purchases to intermediate and long term-agreements. During 2023, one grower represented 10% of Crimson’s grape supply.

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson, thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates the potential and actual impacts of climate conditions and weather on its business and plans to disclose any related material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. During 2023, Crimson continued to complete upgrades to its facilities to improve water resilience and fire mitigation measures with plans to advance these initiatives through improvements of irrigation and water systems over the next several years.

The table below summarizes Crimson’s wine grape supply and production from the last two harvests:

	Harvest Year
	2023	2022
Estate grapes:
Producing acres	547	558
Tons harvested	1,597	1,545
Tons per acre	2.9	2.8
All grapes and purchased juice (in equivalent tons):
Estate grapes, net of sales	1,511	1,429
Purchased grapes and juice	5,776	5,941
Total (in tons)	7,287	7,370
Total cases bottled during the year	475,000	379,000

The 2023 harvest produced a second consecutive cycle of improved yields with a 5% increase over the 2022 harvest. The Company maintained its level of purchase for grapes, bulk wine and bulk juice in 2023 to supplement increased bottlings and to build its selection of wines and vintages available for sale.

The table below summarizes Crimson’s sales of grapes and bulk wine during the last two years:

	Year Ended December 31,
	2023	2022
Grapes sold (in tons)	134	116
Bulk wine sold (in gallons)	46,069	67,975
Total grape and bulk wine equivalent cases sold	28,400	36,400

Total cases shipped were approximately 396,000 and 410,000 for the years ended December 31, 2023 and 2022, respectively. Cases shipped are disclosed for informational purposes, and do not necessarily correspond to the vintage year the grapes are grown and crushed. Depending on the wine, the production cycle to bottled sales is anywhere from one to three years.

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

Crimson is also subject to a broad range of federal, state and local regulatory requirements regarding its agricultural operations and practices. Crimson’s agricultural operations are subject to regulations governing the storage and use of fertilizers, fungicides, herbicides, pesticides, fuels, solvents and other chemicals. These regulations are subject to change and could have a significant impact on operating practices, chemical usage, and other aspects of Crimson’s business. The Company is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and the consumers of its wine. Crimson is an active member of the Porto Protocol, a nonprofit organization committed to mitigate the impact of climate change. In addition, many of the Company’s vineyards are certified sustainable through a number of organizations (California Sustainable Winegrowing Alliance, Napa Green, Low Input Viticulture and Enology, Sustainability in Practice, along with several others). Some examples of Crimson’s sustainable practices include waste reduction programs and resource preservation through a combination of electrical and water conservancy. In addition, the Company has formed a Carbon Neutral Council and has joined the International Wineries for Climate Action (“IWCA”), with commitments to minimize the Company’s carbon footprint. IWCA members follow science-based solutions to reduce their greenhouse gas (“GHG”) emissions and in 2022, Crimson’s GHG emissions inventory related to the 2021 fiscal year was audited and certified ISO 14064:3 by a third party. Consequently, Crimson has completed an unaudited GHG emissions inventory for its 2022 fiscal year. Crimson has also elected to join the United Nation Race to Zero campaign that requires Crimson to halve GHG emissions by 2030 and to achieve net zero emissions by 2050. Many of the expenses for protecting the environment are voluntary; however, the Company is regulated by various local, state and federal agencies regarding environmental laws where the costs of these laws and requirements of these agencies are effectively integrated into regular operations and do not cause significant negative impacts or costs.

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

Human Capital Management

In addition to Crimson’s customer base and surrounding communities, the Company’s success is greatly dependent on its employees. As of December 31, 2023, Crimson employed 164 full-time, 42 part-time and 23 seasonal employees. Crimson employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of Crimson’s employees are represented by a collective bargaining unit and Crimson believes that its relationship with its employees is strong and in good standing.

Crimson prioritizes employee safety and welfare in order to retain and attract the best talent. Crimson offers quality benefit plans, employee development programs, competitive wages, and safety training courses so that employees can avoid injury and remain prepared for unexpected emergencies.

Employee Health and Safety

The health and safety of the Company’s employees is a top priority. The Company’s Crisis Management Team, composed of the Company’s executive officers and other senior leaders, assesses and manages potential workplace risks relating to health and safety. The Company supports employees with general safety, security, and crisis management training, and by putting specific programs in place for those working in potentially high-hazard environments. For example, the Company has continued to support the physical and mental health of employees and their families by offering online wellness resources, webinars, and telehealth access. The Company continues to maintain a set of operations guidelines to protect the health and safety of all employees, specifically those working in the areas of production, vineyards, tasting rooms, and sales teams. The Company will continue to monitor public health announcements and government orders to accommodate additional changes as necessary.

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
•Employees are offered selections of health insurance plans, and the majority of plan premium costs for employees are paid for by the Company.
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

Diversity, Equity, Inclusion, and Belonging

Diversity, equity, inclusion, and belonging (“DEIB”) plays an integral part of the Company’s culture and processes that support recruitment, retention, and development of its employees. DEIB accountability is increasingly important for consumers, employees, and all stakeholders. For example, Crimson’s commitment to gender diversity is reflected in the Company’s senior leadership and its Board of Directors, with female representation in 55% of its leadership roles, the Company’s Chief Executive Officer, and two of the Company’s seven Board members. The Company continues to support its employee-led DEIB council, which has expanded its efforts around important DEIB topics. Differing perspectives and backgrounds help build an enduring company; the diversity of the Company should reflect the diversity of its consumers.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted that may materially and adversely affect the Company’s actual results include, but are not limited to, those set forth in Item 1A. Risk Factors of this Report.

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

Business, Economic, Market and Operating Risks

The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations. We are subject to risks associated with adverse economic conditions in the U.S. and globally, including an economic slowdown or recession, inflation, and the disruption, volatility and tightening of credit and capital markets. Unfavorable global or regional economic conditions could materially and adversely impact our business, liquidity, financial condition and results of operations. Various factors, including the ongoing conflicts between Russia and Ukraine, Israel and Hamas, or China and Taiwan, inflationary conditions and fluctuating interest rates, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions, including concerns about a potential U.S. or global recession, may lead to decreased consumer spending on discretionary items, including wine. In general, positive conditions in the broader economy promote customer spending, while economic weakness generally results in a reduction of customer spending. Unemployment, tax increases, governmental spending cuts or a return to high levels of inflation could affect consumer spending patterns and purchases of our wines and other alcoholic beverage products. These conditions could also create or worsen credit issues, cash flow issues, access to credit facilities and other financial hardships for us and our suppliers, distributors, accounts and consumers. An inability of our suppliers, distributors and retailers to access liquidity could impact our ability to produce and distribute our wines.

The supply availability and cost increases in raw and processed materials, commodities and labor could materially and adversely affect our business, results of operations and financial condition. We use a large volume of grapes and other raw materials to produce and package our wine, including glass, corks, barrels, and winemaking additives. We purchase raw materials and packaging materials from domestic and international suppliers. An inability of any of our suppliers to satisfy our requirements could materially and adversely affect our business. Our production facilities also use a significant amount of energy in their operations. Energy costs could continue to rise, which would result in higher transportation, freight and other operating expenses. Our freight cost could be adversely affected by a number of factors that could reduce the profitability of our operations, including driver shortages, higher fuel costs, increased government regulation, and other matters. We compete with other entities for skilled management and labor specific to the wine and hospitality industries, including entities that operate in different market sectors than us. Costs to recruit and retain adequate personnel, increased labor costs, the loss of certain personnel, our inability to attract and retain other qualified personnel or a labor shortage that reduces the pool of qualified candidates could adversely affect our results of operations. Our supply and the price of raw materials, packaging materials and energy and the cost of energy, freight and labor used in our productions and distribution activities could be affected by a number of factors beyond our control, including market demand, climate change, global geopolitical events, such as the ongoing conflicts between Russia and Ukraine, between Israel and Hamas, and between China and Taiwan, economic factors, inflation, and fluctuating interest rates. To the extent any of these factors affect the prices of ingredients or packaging or we are unable to recoup costs through price increases of wines sold, our business, results of operations and financial results could be materially and adversely affected.

Health pandemics, epidemics or contagious diseases have disrupted, and could continue to disrupt, our operations, which could adversely affect our business and results of operations. Our business could be adversely affected by a widespread outbreak of contagious disease, such as the global pandemic related to COVID-19 and its variants. The effects of outbreaks, pandemics, epidemics or other contagious disease on our business could include disruptions to our operations and restrictions on our employees’ ability to travel in affected regions, as well as temporary closures of our tasting rooms and facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and likely impact our results of operations.

We are dependent on certain key personnel. Our success depends to some degree upon the continued service of Jennifer L. Locke, our Chief Executive Officer; Adam D. Howell, our Chief Financial Officer; Nicolas M.E. Quillé, our Chief Operating Officer and Chief Winegrower; and our winemakers at our various facilities. The loss of the services of one or more of our key employees could harm our business and our reputation and negatively impact our profitability, particularly if one or more of our key employees resigns to join a competitor or to form a competing company.

Volatility and increases in the costs of grapes, labor and other necessary supplies or services have negatively impacted, and in the future may negatively impact, the Company’s net earnings and cash flow. We believe cost increases are possible in the future. If such increases occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such increases, its profits and operating results will be harmed. In addition, if the Company increases the prices of its products in response to increases in costs, the Company may not be able to sustain its price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or consumers may decide not to pay the higher prices, which could lead to sales declines and loss of market share.

Various diseases, pests and certain weather conditions could affect quality and quantity of grapes. Various diseases, pests, fungi, viruses, drought, floods, adverse weather conditions (including more frequent and intense heatwaves, frosts, drought and excessive rainfall) could affect the quality and quantity of grapes, decreasing the supply of our products and negatively impacting our operating results. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production. We cannot guarantee that our grape suppliers will succeed in preventing disease in their existing vineyards or that we will succeed in preventing disease in our existing vineyards or future vineyards we may acquire. For example, Pierce’s disease is a vine bacterial disease spread by insects which kills grapevines for which there is no known cure. If our vineyards become contaminated with this or other diseases, operating results would decline, perhaps significantly.

The lack of sufficient water due to drought conditions or water right restrictions could affect quality and quantity of grapes. The availability of adequate quantities of water for application at the correct time can be vital for grapes to thrive. Whether particular vineyards are experiencing water shortages depends, in large part, on their location. Our California vineyards and wineries are primarily dependent on wells accessing shared aquifers and shared reservoirs as a water source. An extended period of drought across much of California may put pressure on the use and availability of water for agricultural uses and in some cases governmental authorities may have to divert water to other uses. Lack of available water could reduce our grape harvest and access to grapes and adversely impact results of operations. Scarcity of adequate water in our grape growing areas may also result in legal disputes among other land owners and water users causing the Company to expend resources to defend its access to water.

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

We compete for shelf space in retail stores and for marketing focus by our independent distributors, most of whom carry extensive product portfolios. In accordance with federal and state regulatory requirements, we sell our products nationwide primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the U.S. and in some overseas markets. Sales to distributors are expected to continue to represent a substantial portion of our net revenues in the future. A change in our relationship with any of our significant distributors could harm our business and reduce our sales. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes and regulations. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business. There can be no assurance that the distributors and retailers we use will continue to purchase our products or provide our products with adequate levels of promotional support. Consolidation at the retail tier, among club and chain grocery stores in particular, can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices.

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

A reduction in consumer demand for wines could harm our business. There have been periods in the past in which there were substantial declines in the overall per capita consumption of wine products in our markets. Wine consumption in the United States has experienced a decline in 2023 and declines in future years are possible. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including: a general decline in economic conditions; changes in consumer spending habits and preferences in alcoholic beverage products; increased concern about the health consequences of consuming alcoholic beverage products and about drinking and driving; a trend toward a healthier diet including lighter, lower calorie beverages, such as diet soft drinks, juices and water products; the increased activity of anti-alcohol consumer groups; and increased federal, state or foreign excise and other taxes on alcoholic beverage products. Reductions in demand and revenues would reduce profitability and cash flows.

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

The payment of dividends in the future is subject to the discretion of our Board of Directors. No dividends have been paid since the Distribution. We do not have a regular dividend policy and whether or not to pay any dividends will be determined each year by our Board of Directors. The payment of dividends will also be subject to the terms and covenants contained in the Company’s revolving credit facility and term loans.

We may not be fully insured against risk of catastrophic loss to wineries, production facilities or distribution systems as a result of earthquakes, fires, floods or other events, some of which may be exacerbated by climate change, which may cause us to experience a material financial loss. A significant portion of Crimson’s controlled vineyards as well as supplier and inventory storage locations are located in California, which is prone to seismic activity and has recently experienced wildfires and landslides. In recent years, we have seen an increase in the number and severity of extreme temperature events and unusual weather patterns, as well as the increase in both the frequency and severity of natural disasters, including earthquakes, fires and floods. If any of these vineyards and facilities were to experience a catastrophic loss as a result, it could disrupt our operations, delay production, shipments and revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. Although we carry insurance to cover property damage and business interruption as well as certain production assets in the case of a catastrophic event, certain significant assets are not covered in the case of certain catastrophes as we believe this to be a prudent financial decision. We cannot be certain that we will be able to insure against all risks that we desire to insure economically or that all of our insurers will be financially viable if we make a claim. Increased incidence or severity of natural disasters in recent years has adversely impacted our ability to obtain adequate property, inventory and business interruption insurance at financially viable rates, if at all. We cannot be certain that continuation of these trends or future climate change will not adversely affect our insurance costs and overall insurability. We take steps to minimize the damage that would be caused by a catastrophic event, but there is no certainty that our efforts would prove successful. If one or more significant catastrophic events occurred damaging our own or third party assets and/or services, we could suffer a major financial loss.

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

Our failure to adequately maintain and protect or otherwise process personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business. We collect, use, store, disclose, transfer and protect (collectively, “process”) personal information, including from employees, customers and potential customers, in connection with the operation of our business. A wide variety of federal, state, local and international laws as well as regulations and industry guidelines apply to the processing of personal information, and may vary between jurisdictions or conflict with other rules. Data protection and privacy laws and regulations are evolving, subject to differing interpretations and being tested in courts and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Such laws and regulations include the California Consumer Protection Act, the California Privacy Rights Act, which took effect on January 1, 2023, and the European Union General Data Protection Regulation. Compliance with applicable privacy and data protection laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance. Our actual or alleged failure to comply with any applicable privacy and data protection laws and regulations, industry standards or contractual obligations, or to protect such information and data that we process, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position and loss of goodwill

(both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our wines by existing and potential customers.

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

Regulatory and Legal Risks

Climate change and legal, regulatory or market measures to address climate change may negatively affect our business, operations or financial performance, and water scarcity or poor quality could negatively impact our production costs and capacity. Our business depends upon agricultural activity and natural resources, including the availability of water. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events and natural disasters, such as drought, flooding and/or wildfires in California, Oregon or Washington, and climate change may negatively affect agricultural productivity in our vineyards. The quality and quantity of water available for use is important to the supply of grapes and our ability to operate our business. Adverse weather, measures enacted to address climate change, and other environmental factors beyond our control could reduce our grape production and adversely impact our cash flows and profitability.

We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements. We may incur costs associated with environmental compliance arising from events we cannot control, such as unusually severe droughts, floods, hurricanes, earthquakes, or fires, which could have a material adverse effect upon our business, financial condition, and/or results of operations.

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

Changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations may increase our costs or restrict our ability to sell our products in certain markets. Government laws and regulations result in increased farming costs, and the sale of wine is subject to taxation in various state, federal and foreign jurisdictions. The amount of wine that we can sell directly to consumers outside of California is regulated, and in certain states we are not allowed to sell wines directly to consumers and/or the amount that can be sold is limited. Changes in these laws and regulations could have an adverse impact on sales and/or increase costs to produce and/or sell wine. The wine industry is subject to extensive regulation by the TTB and various foreign agencies, state liquor authorities, such as the California Department of Alcoholic Beverage Control, and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers, distributors and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations. From time to time, many states consider proposals to increase, and some of these states have increased, state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Financial and Capital Markets and Tax Risks

Our indebtedness could have a material adverse effect on our financial health. In March 2013, we entered into a revolving credit facility, comprised of a revolving loan facility and a term loan facility, with American AgCredit, FLCA (“American AgCredit”) and CoBank, FCB as joint lenders that is secured by certain real property. On June 15, 2023, we amended the revolving credit facility in order to, among other things, extend the termination date of the revolving loan and the term revolving loan to May 31, 2028 and amend provisions related to the interest rate applicable to the borrowings under the revolving credit facility to substitute the London Interbank Offered Rate with the Secured Overnight Financing Rate. Financing arrangements that bear interest at variable rates could increase our vulnerability to interest rate changes. We plan to rely upon the revolving credit facility for potential incremental capital project funding and in the future may use it for acquisitions. No amounts are currently outstanding under the revolving credit facility. In November 2015, our subsidiary, Pine Ridge Winery, LLC, entered into a senior secured term loan agreement with American AgCredit for an aggregate principal amount of $16.0 million. In June 2017, our subsidiary, Double Canyon Vineyards, LLC, entered into a senior secured term loan agreement with American AgCredit for an aggregate principal amount of $10.0 million. We are guarantor of the term loans entered into by our subsidiaries, Double Canyon Vineyards, LLC and Pine Ridge Winery, LLC, which are collateralized by certain real property. The term loans entered into by our subsidiaries, Double Canyon Vineyards, LLC and Pine Ridge Winery, LLC, and the revolving credit facility include covenants that require the maintenance of specified debt and equity ratios, limit the incurrence of additional indebtedness, limit dividends and other distributions to shareholders and limit certain mergers, consolidations and sales of assets. If we are unable to comply with these covenants, outstanding amounts could become immediately due and/or there could be a substantial increase in the rate of borrowing.

Recent negative developments affecting the financial services industry could adversely affect our access to capital, liquidity, financial condition and results of operations. During 2023, closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk concerns. The FDIC, the U.S. Federal Reserve and the U.S. Department of the Treasury jointly announced that depositors at Silicon Valley Bank, Signature Bank and First Republic Bank would have access to their funds, even those in excess of the standard FDIC insurance limits. Although we do not maintain any accounts with Silicon Valley Bank, Signature Bank, or First Republic, we do maintain our cash at other financial institutions, often in balances that exceed the current FDIC insurance limits. If any of our lenders or counterparties to any of our financial instruments were to be placed into receivership or become insolvent, our ability to access our capital and liquidity and process transactions could be impaired and could have a material adverse effect on our business, operations and financial condition. In addition, if any of our suppliers, customers or other parties with whom we conduct business are unable to access funds or lending arrangements with relevant financial institutions, such parties’ ability to pay their obligations to us or to enter into new arrangements with us could be adversely affected. In the event of any future closure of other banks or financial institutions, there is no guarantee that the FDIC, the U.S. Federal Reserve and the U.S. Department of the Treasury will provide access, on a timely basis or at all, to uninsured funds. We cannot predict the effects of future disruptions in the financial services industry on our financial condition and operations, nor that of our suppliers, vendors or customers.

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

Significant influence over our affairs may be exercised by our principal stockholders. As of March 8, 2024, the significant stockholders of our company include our directors Joseph S. Steinberg (approximately 15.7% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg’s private charitable foundation) and John D. Cumming (approximately 16.9% beneficial ownership, including ownership by the Ian M. Cumming Charitable Lead Annuity Trust). Accordingly, Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Risk Management and Strategy

The Company has a structured risk management process for identifying, reviewing, and assessing material risks from cybersecurity threats. These processes are included in the Company’s overall risk management process, which is overseen by the Audit Committee of the Company’s Board of Directors. As part of the cybersecurity risk management process the Company uses various methods to monitor and evaluate its threat environment and its risk profile. These methods include using manual and automated tools such as vulnerability scanning software; monitoring current and emerging cybersecurity threats; studying reports of threats and threat actors; performing scans of the threat environment; assessing our industry’s risk profile; conducting internal and external audits and assessments; and carrying out threat and vulnerability assessments. To manage and mitigate material risks from cybersecurity threats to our information systems and data, the Company implements and maintains a variety of technical, physical, procedural, and organizational measures. These measures include access controls for networks, devices, and applications; firewalls and antivirus/antimalware software; management of network and user device configurations; encryption of data; monitoring of networks, devices, applications, and accounts; penetration testing; asset management procedures; risk assessments; incident detection and response plans; vulnerability management processes; business continuity and disaster recovery plans; internal IT controls; and employee cybersecurity awareness training.

The cybersecurity risk management process also includes the evaluation of risks from cybersecurity threats associated with the use of third-party service providers, such as vendors engaged by the Company to provide the IT systems used in its operations. As a part of the overall risk management process, the Company evaluates new vendors for security risks before onboarding and regularly monitors third-party vendor performance to identify potential cybersecurity risks. The Company periodically engages with third-party consultants, legal advisors, and audit firms in evaluating and testing the Company’s risk management processes.

The Company continues to invest in cybersecurity and the resiliency of its networks and to enhance its processes and procedures, which are designed to help protect its systems and infrastructure, and the information they contain. For example, the Company is in the process of further developing its cybersecurity incident response processes and procedures to enhance its ability to identify, assess, and respond to potential cybersecurity threats. Although the Company faces cybersecurity risks in connection with its business, as of the date of this Report, such risks, including as a result of any previous cybersecurity incidents, have not materially affected (and are not reasonably likely to materially affect) the Company, including its business strategy, results of operations or financial condition. However, we can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations or financial condition.

Governance

Board of Directors

The Audit Committee of the Company’s Board of Directors oversees the effectiveness of the Company’s internal controls, including controls designed to identify, mitigate, and assess potentially material cybersecurity threats and incidents. The Audit Committee is informed of the status of the cybersecurity risk management processes by management during regular Audit Committee meetings. Reports from management include existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), and status on key information security initiatives.

Management

The Company’s IT department, under the direction of its Chief Financial Officer, is responsible for the assessment and management of material cybersecurity risks. The IT department has over 70 years of combined work experience in information technology, including security, auditing, compliance, systems, and programming. The IT department is informed about and monitors the prevention, mitigation, detection and remediation of cybersecurity incidents through management of and participation in the cybersecurity risk management process described above, and regularly reports to the Audit Committee.

Item 2.       Properties.

Crimson’s vineyards and winemaking facilities are described in Item 1. Business of this Report, which is incorporated by reference. The Company’s corporate offices are located at its wholly owned winery, Pine Ridge Vineyards, located at 5901 Silverado Trail, Napa, CA 94558.

Item 3.       Legal Proceedings.

The information set forth under Note 14 “Commitments and Contingencies” to the Company’s consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report is incorporated herein by reference.

Item 4.       Mine Safety Disclosures.

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded in the Over-The-Counter Market under the symbol “CWGL.” The Company’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.

On March 8, 2024, the closing sales price for the Company’s common stock was $5.85 per share. As of that date, there were 1,256 stockholders of record. Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Repurchase of Equity Securities

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended December 31, 2023 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans[1]	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
October 1-31, 2023	81,839	$5.83	337,089	1,662,911
November 1-30, 2023	32,686	$5.88	369,775	1,630,225
December 1-31, 2023	44,859	$5.87	414,634	1,585,366
Total	159,384

1On March 16, 2023, the Company announced that the Company’s Board of Directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which the Company may repurchase up to an aggregate of 2.0 million shares of the Company’s outstanding common stock. The 2023 Repurchase Program expires on December 31, 2026. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the fiscal year ended December 31, 2023, the Company had repurchased a total of 414,634 shares of its common stock under the 2023 Repurchase Program, at an average purchase price of $6.25 per share for an aggregate purchase price of $2.6 million.

Unregistered Sales of Securities

There have been no sales of unregistered securities by the Company during the fiscal year ended December 31, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,158,000	$7.16	342,000
Equity compensation plans not approved by security holders	—	$—	—
Total	1,158,000	$7.16	342,000
The terms of equity compensation plans are described in Note 10 “Stockholders’ Equity and Stock-Based Compensation” to the consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report.

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

As of December 31, 2023, wine inventory includes approximately 0.8 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in Item 1. Business of this Form 10-K, the wine industry in general, historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower net sales and net income during the first quarter and higher net sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. The Company anticipates similar trends in the future.

Climate Conditions and Extreme Weather Events

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates impacts of climate conditions and weather on its business and plans to disclose any material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. During 2023, Crimson continued to complete upgrades to its facilities to improve water resilience and fire mitigation measures with plans to advance these initiatives through improvements of irrigation and water systems over the next several years.

Following a series of challenging harvest cycles in 2020 and 2021 due to historical wildfires and severe weather conditions, the Company has continued to make progress with its 2022 and 2023 harvests. Based on tons harvested per producing acre, the 2022 harvest yielded a 9% improvement from the year prior and the 2023 harvest yielded a 5% improvement over 2022. Despite the improvements, the multi-year yields are still trending below the Company’s historical averages and may cause upward pricing pressure on the bulk wine market in addition to increased costs for grapes produced by the Company. Depending on the wine, the production cycle from harvest to bottled sales is anywhere from one to three years.

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

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, projected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or profitability for the Company’s products are less than previously estimated, then the carrying value of the inventories may need to be reduced, resulting in additional expense and reduced profitability. The Company’s inventory write-downs may consist of reductions to bottled or bulk wine inventory. Crop insurance proceeds from farming losses may be recorded as offsets against previously recognized write-downs. Inventory write-downs of $0.9 million and $1.4 million were recorded during the years ended December 31, 2023 and 2022, respectively.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. There were no significant asset disposals related to vineyard development during the years ended December 31, 2023 and 2022.

Review of Long-lived Assets for Impairment – For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. Other than goodwill, the Company currently has no intangible assets with indefinite lives. All of the Company’s goodwill and substantially all definite-lived intangible assets resulted from the acquisitions of Seghesio Family Vineyards in May 2011 and Seven Hills Winery in January 2016. Amortization of definite-lived intangible assets is recorded on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 20 years. The Company evaluates goodwill for impairment at the end of each year or more often if a triggering event occurs, and has concluded that goodwill was not impaired during the years ended December 31, 2023 and 2022.

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

Recoverability of long-lived assets is measured using a comparison of the carrying amount of an asset group to the fair value or future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is discussed in Item 1. Business of this Form 10-K.

The Company recorded no impairment charges during the years ended December 31, 2023 and 2022.

Depletion allowances – The Company pays depletion allowances to its distributors based on their sales to their customers. These allowances are estimated on a monthly basis by the Company, and allowances are accrued as a reduction of sales. Subsequently, distributors will bill the Company for actual depletions, which may be different from the Company’s estimates. Any such differences are recognized in sales when the bill is received. The Company has historically been able to estimate depletion allowances without any material differences between actual and estimated expense.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Net Sales

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Decrease	% change
Wholesale	$40,833	$41,042	$(209)	(1)%
Direct to Consumer	27,453	28,882	(1,429)	(5)%
Other	4,116	4,320	(204)	(5)%
Total net sales	$72,402	$74,244	$(1,842)	(2)%

Wholesale net sales decreased $0.2 million, or 1%, in 2023 as compared to 2022, driven by a decrease in export wine sales of $0.6 million, partially offset by an increase in domestic wine sales of $0.4 million. The decrease in export wine sales was primarily driven by reduced shipments to key markets. The increase in domestic wine sales was driven by price increases partially offset by reduction in close out sales in the current year compared to the prior year.

Direct to Consumer net sales decreased $1.4 million, or 5%, in 2023 as compared to 2022. The decrease was primarily driven by lower sales through the Ecommerce and tasting room channels, partially offset by higher sales through the wine clubs as compared to 2022. Ecommerce sales decreased due to softening demand within the channel when compared to the prior year. Sales through the tasting rooms decreased due to lower visitations across all tasting rooms with lower traffic in the first several months of the year attributable to changing consumer behavior and severe weather conditions. Wine club sales increased in the current period due to price increases when compared to the prior year period.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.2 million, or 5%, in 2023 as compared to 2022. The decrease was primarily driven by lower sales of excess bulk wine partially offset by higher tasting fees and custom winemaking service revenues.

Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Increase (Decrease)	% change
Wholesale	$14,983	$14,223	$760	5%
Wholesale gross margin percentage	37%	35%
Direct to Consumer	18,111	18,844	(733)	(4)%
Direct to consumer gross margin percentage	66%	65%
Other	589	(276)	865	313%
Total gross profit	$33,683	$32,791	$892	3%

Wholesale gross profit increased $0.8 million, or 5%, in 2023 as compared to 2022 driven by price increases and a significant reduction of close out sales. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 200 basis points in 2023 as compared to 2022, primarily driven by price increases, a significant reduction of close out sales, and lower cost vintages.

Direct to Consumer gross profit decreased $0.7 million, or 4%, in 2023 as compared to 2022 primarily driven by a reduction in Ecommerce and tasting room sales. Direct to Consumer gross margin percentage increased 80 basis points in 2023 as compared to 2022, primarily driven by price increases.

“Other” includes gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross profit increased $0.9 million, or 313%, in 2023 as compared to 2022 and was primarily driven by lower inventory write-downs and increased profitability on all aforementioned sales, services and fees included in “Other”.

Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Increase	% change
Sales and marketing	$17,762	$17,414	$348	2%
General and administrative	13,909	13,102	807	6%
Total operating expenses	$31,671	$30,516	$1,155	4%

Sales and marketing expenses increased $0.3 million, or 2%, in 2023 as compared to 2022. The increase was primarily driven by higher compensation and travel expenses compared to 2022. Increased compensation was driven by filling positions that were previously vacant in the prior year.

General and administrative expenses increased $0.8 million, or 6%, in 2023 compared to 2022 primarily attributable to severance expense, higher compensation, and inflationary price increases for professional services when compared to the prior year.

Other (Expense) Income

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	% change
Interest expense, net	$(826)	$(926)	$100	11%
Other income, net	3,123	415	2,708	653%
Total other income (expense), net	$2,297	$(511)	$2,808	550%

Interest expense, net, decreased $0.1 million, or 11%, in 2023 as compared to 2022. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 and 2017 Term Loans.
Other income, net, increased $2.7 million, or 653%, in 2023 as compared to 2022 primarily driven by a settlement payout for $1.9 million received from the Fire Victim Trust, formed in connection with PG&E Corporation and Pacific Gas and Electric Company’s joint plan of reorganization under Chapter 11, related to the 2017 wildfires with the remainder due to increased investment income correlated with a higher interest rate environment in 2023.

Income Tax Provision
The Company’s income tax provision increased $0.8 million in 2023 as compared to 2022. The effective tax rate was 26.9% for 2023 as compared to 26.1% for 2022. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for 2023 and 2022 was primarily attributable to state income taxes and other nondeductible items.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash and cash equivalents, investments in available for sale securities, funds generated from operations and bank borrowings. The Company’s primary cash needs are to fund working capital requirements and capital expenditures. The Company has maintained adequate liquidity to meet working capital requirements, fund capital expenditures, meet payroll, repay scheduled principal and interest payments on debt, and maintain compliance with debt covenants. The Company’s capital program is designed to operate within or near operating cash flow and may fluctuate with strategic initiatives and other factors impacting cash flow. After several consecutive years of managing its capital program within a range of operating cash flow, the Company increased capital investments in 2023 with tasting room upgrades, new technology, fermentation equipment, improved water-resilience projects, and several other key initiatives to support its growth strategies.

In response to the current macro-economic environment, the Company continued to protect its financial position and liquidity as evidenced by the following items: the Company managed both operating expense and capital expenditure increases closely, limited discretionary spending, and actively managed its working capital, including supporting its business partners and closely monitoring its customers’ solvency and collectability. As a result, the Company believes that cash flows generated from operations and its cash, cash equivalents, and marketable securities balances, as well as its borrowing arrangements, will be sufficient to meet its presently anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months. For additional information regarding the Company’s debt obligations and purchase contracts, refer to Note 9 “Debt” and Note 14 “Commitments and Contingencies” included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report. Any projections of future cash needs and cash flows beyond the next twelve months are subject to risks and uncertainties as discussed within Item 1A. Risk Factors of this Report, but the Company believes cash flows generated from operations combined with its sources of liquidity as discussed above will be sufficient to meet its long-term cash requirements.

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with American AgCredit, as agent for the lenders. The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. On June 15, 2023, the Company executed a fifth amendment to the Revolving Credit Facility with American AgCredit, which extended the termination date of the Revolving Loan and the Term Revolving Loan to May 31, 2028 along with updates to other terms of the Revolving Credit Facility. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.125% to 0.225%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the Term Secured Overnight Financing Rate. The Revolving Credit Facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to stockholders and restrictions on certain mergers, consolidations, and sales of assets. Crimson and its subsidiaries were in compliance with all debt covenants as of December 31, 2023. No amounts have been borrowed under the Revolving Credit Facility to date.

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of December 31, 2023, $10.9 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of December 31, 2023, $6.9 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified fixed charge coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants as of December 31, 2023.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the years ended December 31, 2023 and 2022 (in thousands):

Net cash provided by (used in):	2023	2022
Operating activities	$5,953	$7,493
Investing activities	(5,142)	(6,387)
Financing activities	(3,739)	(8,133)

Cash provided by operating activities

Net cash provided by operating activities was $6.0 million in 2023, consisting primarily of $3.1 million of net income adjusted for $10.1 million of non-cash items and $7.2 million net cash outflows related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, deferred income taxes, and stock-based compensation. The change in operating assets and liabilities was primarily due to an increase in inventory, accounts receivable, and other current assets, partially offset by an increase in accounts payable and customer deposits.
Net cash provided by operating activities was $7.5 million in 2022, consisting primarily of $1.1 million of net income adjusted for $9.7 million of non-cash items and $3.3 million of net cash outflows related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, deferred income taxes, stock-based compensation, and loss on disposal of property and equipment. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and increase in inventory, accounts receivable, and other current assets.

Cash used in investing activities

Net cash used in investing activities was $5.1 million in 2023, consisting primarily of capital expenditures of $9.0 million partially offset by net redemptions of available for sale investments of $3.9 million.
Net cash used in investing activities was $6.4 million in 2022, consisting primarily of capital expenditures of $7.6 million, partially offset by net redemptions of available for sale investments of $0.8 million and principal payments received on notes receivable of $0.4 million.

Cash used in financing activities

Net cash used in financing activities was $3.7 million in 2023, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $2.6 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $1.1 million.
Net cash used in financing activities was $8.1 million in 2022, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $7.0 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $1.1 million.

Share Repurchases

In March 2023, the Company commenced the 2023 Repurchase Program that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the twelve months ended December 31, 2023, the Company repurchased 414,634 shares of its common stock at an average purchase price of $6.25 per share for an aggregate purchase price of $2.6 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

Item 8.       Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a)(i) of this Report.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of its management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.

For the year ended December 31, 2023, the Company’s independent registered public accounting firm, BPM LLP, was not required to report on the effectiveness of the Company’s internal control over financial reporting due to exemptions allowed to filers with a non-accelerated filer status in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

As of March 19, 2024, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below. Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

John D. Cumming, age 56. Mr. Cumming was elected as Chairman of Crimson in June 2015 after serving as a director of the Company since February 2013. Mr. Cumming is Founder and Executive Chairman of POWDR Corp., a private ski resort and summer camp operating company. In addition to leading POWDR Corp., Mr. Cumming holds many positions in related fields, including Chairman of Snowbird Holdings LLC, Board Member of the Cumming Foundation, Chairman of Cumming Capital Management, formerly known as American Investment Company, Chairman of Cumming Trust Management and U.S. Ski & Snowboard Foundation Trustee. He is Founder and Chairman Emeritus of The Park City Community Foundation, Chairman Emeritus of Outside TV and a founding shareholder of Mountain Hardwear.

Annette D. Alvarez-Peters, age 62, was elected as a director of the Company in May 2021. She is the founder of annette a.p. Wine & Spirits Inc., a consultancy focused on business development and merchandising for the wine and spirits industry. Ms. Alvarez-Peters previously had a 37-year career with Costco Wholesale, including 25 years in the Beverage Alcohol Department, retiring as Assistant Vice President and General Merchandise Manager. A top leader in the industry, Ms. Alvarez-Peters has been recognized by M. Shanken Communications, publisher of Wine Spectator; Wine Business Monthly; Decanter; and Wine Enthusiast. She holds the Diploma Certification from the Wine & Spirits Education Trust and the Certified Wine Educator designation from the Society of Wine Educators.

Douglas M. Carlson, age 67, was elected as a director of the Company in March 2013. Mr. Carlson was appointed CEO of Good Idea, Inc. in January 2022. Good Idea produces the first functional beverage clinically proven to boost metabolism, harness natural energy and to help balance blood sugar. In addition, from August 2015 to June 2022, he served as CEO and Chairman of Tommy’s Superfoods, LLC. From October 2013 to July 2015, Mr. Carlson was the Executive Vice President and Chief Marketing Officer of NOOK Media LLC, a subsidiary of Barnes & Noble, Inc. From April 2010 to September 2013, Mr. Carlson was Managing Partner of Rancho Valencia Resort & Spa, a tennis resort that includes fractional real estate. Prior to that, Mr. Carlson was Executive Chairman and Managing Director of Zinio, LLC and VIV Publishing, a digital publishing, retail and distribution platform for magazines, since 2005. Mr. Carlson co-founded FIJI Water Company LLC, Inc. in 1996 and served as its Chief Executive Officer from 1996 to 2005. Prior to joining FIJI, Mr. Carlson served as the Senior Vice President and Chief Financial Officer for The Aspen Skiing Company, from 1989 to 1996. Mr. Carlson has managerial and investing experience both within and outside the hospitality industry, as well as having been a certified public accountant.

Avraham M. Neikrug, age 54, was elected as a director of the Company in February 2013. Mr. Neikrug has been the Managing Partner of Goldenhill Ventures, a private investment firm that specializes in buying and building businesses in partnership with management, since June 2011. Mr. Neikrug has managerial and investing experience in a broad range of businesses through his founding and operating of JIR Inc., a company involved in the development of regional cable television throughout Russia, JIRP, a business-to-business internet service provider (ISP) based in Austria, and M&A Argentina, a private equity effort in Argentina. Avraham M. Neikrug’s father is a first cousin to Joseph S. Steinberg.

Colby A. Rollins, age 49, was elected as a director of the Company on April 25, 2018. Mr. Rollins is currently the Managing Director and Co-CEO of Cumming Capital Management, a family-owned investment company with diversified holdings. Previously, he served as the Chief Operations Officer of Cumming Capital Management from January 2009 to December 2021. John Cumming, Chairman of Crimson Wine Group is also the Chairman of Cumming Capital Management. Mr. Rollins served as a Director, Chief Operations Officer, and Chief Financial Officer of Wing Enterprises, Inc., a privately-owned ladder company, from 2004 to 2008. He also has managerial and investment experience, including serving on the board of directors for Powdr Corporation, IPT, LLC (dba PayLock Parking Solutions), MTI Partners, LLC, PMH Investors, LLC, Snowbird Holdings, LLC, City Roasting Company, LLC and Pawtree, LLC. Mr. Rollins was also a certified public accountant with Deloitte and Touche.

Joseph S. Steinberg, age 80, was elected as a director of the Company in February 2013. Mr. Steinberg has been Chairman of the Board of Directors of Jefferies Financial Group, Inc. since its 2013 merger with Leucadia National Corporation, where he served as Director and President beginning in 1979. Prior to the merger, he served on the Board of Directors of Jefferies Group, Inc. for several years. Mr. Steinberg has represented Jefferies’ investments by serving on several boards, including the boards of directors of HomeFed Corporation until its merger with Jefferies Financial Group in 2019; HRG Group, Inc.; Spectrum Brands Holdings, Inc.; and Fidelity & Guaranty Life. Recently, Mr. Steinberg served on the board of Pershing Square Tontine Holdings, Ltd. Mr. Steinberg is the Chairman of St. Ann’s Warehouse, a theater in DUMBO, Brooklyn, a Life Trustee of New York University, and Trustee of the National Film Preserve, the presenter of the Telluride Film Festival. A graduate of New York University in 1966 and the Harvard Business School in 1970, Mr. Steinberg previously served as a Peace Corps Volunteer in Jamaica, Wisconsin.

Luanne D. Tierney, age 60, was elected as a director of the Company on November 5, 2018. Ms. Tierney is the Chief Marketing Officer at Mission Cloud. Ms. Tierney is a seasoned board director and advisor with a broad depth of experience driving companies to best leverage technology, data, information, and the cloud in the digital age. Ms. Tierney has over 25 years in leadership, marketing strategy roles, and driving growth through partner ecosystems. Ms. Tierney has deep Go-To-Market and P&L experience navigating through multiple stages of growth, global expansion, leadership transitions, strategy development, planning, people, and change management. She is an active Board director and advisor for both public and private companies. Ms. Tierney is a guest lecturer at Pepperdine Graziadio School of Business. She is active in multiple organizations that support and prepare women in technology to advance their careers. She is a frequent speaker for industry events, leadership panels, and in university courses.

Jennifer L. Locke, age 51, has served as Chief Executive Officer of Crimson since December 2019. Ms. Locke brings to the Company inspirational leadership skills and an industry-wide reputation for delivering results and leading high-performing teams in a collaborative and innovative style. Prior to joining Crimson, Ms. Locke was Senior Vice President of U.S. Luxury and Direct-to-Consumer Sales, Americas, at Treasury Wine Estates, a publicly traded global wine company, based in Melbourne, Australia. A Northwest native, Ms. Locke previously was Director of National Wholesale, Export and Direct-to-Consumer Sales at Willakenzie Estate and was Pacific Senior Regional Sales Manager at Chalone Wine Group. She began her hospitality industry career more than 20 years ago as a wine buyer and training manager at several fine-dining restaurants in Seattle.

Adam D. Howell, age 37, has served as Chief Financial Officer of Crimson since December 2023. Prior to joining Crimson, Mr. Howell held a variety of roles since 2018 at The Duckhorn Portfolio, Inc., a publicly traded luxury wine company, serving most recently as Senior Vice President, Finance and Accounting since December 2022. From May 2020 to December 2022, Mr. Howell’s responsibilities as Vice President, Finance included oversight of key areas including corporate finance, financial reporting, and tax. Mr. Howell is a Certified Public Accountant.

Nicolas M.E. Quillé, MW, age 51, has served as Chief Winemaking and Operations Officer since May 2018. Mr. Quillé previously was the General Manager and Head Winemaker of Banfi Vintners’ boutique portfolio of wineries in the Pacific Northwest. He spent the last 30 years in a variety of winegrowing positions in both France and the United States. In addition to his role with Banfi, his U.S. experience includes winegrowing and management positions with Pacific Rim and Bonny Doon. Prior to moving to the United States, Mr. Quillé worked in Burgundy (Antonin Rodet and Domaine Prieur), Provence (Domaine de la Courtade), Champagne (Laurent Perrier) and Portugal (Taylor’s Port). Mr. Quillé is a member of the Institute of Masters of Wine.

Meetings and Committees
During 2023, the Board of Directors met four times. All seven of the Company’s then directors attended the 2023 Annual Meeting of Stockholders.
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
Audit Committee
The Board of Directors has adopted a charter for the Audit Committee, which is available on the Company’s website, www.crimsonwinegroup.com. The Audit Committee consists of Mr. Carlson, who serves as the Chairman, Mr. Neikrug and Mr. Rollins. The Board of Directors has determined that Mr. Carlson is qualified as an audit committee financial expert within the meaning of regulations of the SEC and that each of Messrs. Carlson, Neikrug and Rollins is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for audit committee members. During 2023, the Audit Committee met four times.
Compensation Committee
The Compensation Committee, formed in 2018, (i) reviews and approves the compensation of the Company’s executive officers, (ii) establishes, oversees and administers compensation policies and programs for the Company’s employees, and (iii) administers the Company’s incentive compensation plan. The Board of Directors has adopted a charter for the Compensation Committee, which is available on the Company’s website, www.crimsonwinegroup.com. The Compensation Committee currently consists of Mr. Rollins, who serves as the Chairman, and Mr. Neikrug, each of whom is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for compensation committee members. Each member of the Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. During 2023, the Compensation Committee met two times.
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
The Nominating Committee is responsible for determining the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director. The Nominating Committee is also responsible for nominating qualified candidates to serve on the Board of Directors, taking into account the composition and skills of the entire Board and specifically ensuring a sufficient number of the members of the Board are financially literate. The Nominating Committee may, at its sole discretion, obtain third-party resources to assist in the process and make final director candidate recommendations to the Board. The basic qualifications that the Nominating Committee looks for in a director include such factors as: integrity and accountability; informed judgment; peer respect; and high performance standards.
The Nominating Committee shall periodically review the appropriate skills and characteristics of members of the Board. While there is no formal policy for considering diversity when evaluating director nominees, the Nominating Committee, as well as any third-party search firm that it engages, is committed to considering qualified candidates with a diversity of experience and perspective, including diversity with respect to areas of expertise, gender, race, ethnicity, experience and geography. This assessment includes the following factors: diversity (including diversity of skills, background, and experience); business and professional background; financial literacy and expertise; availability and commitment; independence; and other criteria that the Nominating Committee or the full Board finds relevant. When searching for new director nominees, the Committee, as well as any third-party search firm that it engages, is committed to considering qualified candidates with a diversity of experience and perspective, including diversity with respect to areas of expertise, gender, race, ethnicity, experience, and geography. During 2023, the Nominating Committee met one time.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of these reports filed electronically with the SEC and written representations from the Company’s executive officers and directors, the Company believes that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis during fiscal year 2023, except that on March 27, 2023, a late Form 4 was filed by Jennifer L. Locke in respect of the vesting of a tranche of previously awarded options, the vesting of which was subject to the Company’s satisfaction of certain performance-based requirements for the fiscal year ending December 31, 2022, which was determined to have been achieved by the Compensation Committee on February 9, 2023.
Code of Business Practice

The Company has adopted a Code of Business Practice that applies to all of its directors, officers and employees (including the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions), and a Code of Practice, which is applicable to its principal executive officer, principal financial and accounting officer and other senior financial officers. Both the Code of Business Practice and the Code of Practice are available on the Company’s website at https://crimsonwinegroup.investorroom.com/corporate-governance, or in print to any stockholder who requests it as set forth under Part IV, Item 15(b) of this Annual Report on Form 10-K. Any amendments to, or waivers from, a provision of the Code of Business Practice or the Code of Practice requiring disclosure under applicable rules with respect to any of the Company’s executive officers or directors will be posted on its website within four business days of such amendment or waiver at www.crimsonwinegroup.com.

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

Stock Ownership Requirements

The Company does not have a formal stock ownership requirement, although two of its directors, Messrs. John D. Cumming and Joseph S. Steinberg, respectively, beneficially own approximately 16.9% and 15.7% of the Company’s outstanding common stock as of March 8, 2024.
Accounting and Tax Matters

As of December 31, 2023, a total of 1,158,000 shares of option grants were issued and remained outstanding with 164,000 shares of option grants being either forfeited or expired during the year. There were zero exercises of vested shares of option grants during 2023. As of December 31, 2023, 175,700 shares of option grants vested and are exercisable. For additional information, refer to Note 10 “Stockholders’ Equity and Stock-Based Compensation” included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report.

Executive Compensation

The following table shows, for fiscal years 2023 and 2022, all of the compensation earned by, awarded to or paid to the Company’s named executive officers (as defined by Item 402(m)(2) of Regulation S-K).

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Non-equity Incentive Plan Compensation	Option Awards(2)	All Other Compensation(3)	Total
Jennifer L. Locke	2023	$396,280	$186,123	$—	$25,211	$607,614
Chief Executive Officer	2022	$372,247	$137,955	$1,330,567	$23,695	$1,864,464
Nicolas M.E. Quillé	2023	$311,728	$120,069	$303,324	$22,235	$757,356
Chief Operating Officer and Chief Winegrower	2022	$295,533	$123,936	$—	$22,176	$441,645
Karen L. Diepholz	2023	$177,367	$124,911	$303,324	$354,258	$959,860
Former Chief Financial Officer(4)	2022	$312,278	$121,713	$—	$20,470	$454,461
Kimberly A. Benson	2023	$197,359	$59,319	$—	$7,247	$263,925
Former Interim Chief Financial Officer(5)

(1)Base salary under employment agreements with subsequent increases at the Board of Directors’ sole discretion.
(2)Amount represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 “Stockholders’ Equity and Stock-Based Compensation” included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report. See “2023 Outstanding Equity Awards at Fiscal Year-End” for additional information regarding all options awards outstanding as of December 31, 2023. The option award amounts are non-cash in the year of grant as each grant has either time-based vesting requirements or both time-based and performance-based vesting requirements that must be met before a set number of shares of option grants vest and become exercisable. In addition, the total outstanding option awards have no intrinsic value as of December 31, 2023 due to all exercise prices being below the stock price at the end of the year.
(3)Includes 401(k) contributions, car allowances, and health club reimbursements paid by the Company. For Ms. Diepholz, the total includes $336,324 in cash severance payment and benefits lump sum payment for the 2023 year.
(4)Effective July 19, 2023, Karen L. Diepholz resigned from her role as Chief Financial Officer of the Company.
(5)Effective July 19, 2023, Kimberly A. Benson was appointed interim Chief Financial Officer and subsequently resigned from such role effective November 10, 2023. For Ms. Benson, $85,251 in salary and $750 in all other compensation were earned as interim Chief Financial Officer. The remainder of her compensation in 2023 was earned as the VP of Finance, a non-officer role of the Company.

2023 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards held by the Company’s named executive officers at December 31, 2023.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jennifer L. Locke	12/04/2019 (1)	71,200	17,800		$6.87	12/03/2026
	07/06/2021 (2)	33,000	33,000		$8.88	07/06/2028
	03/11/2022 (3)	12,500	37,500	450,000	$7.50	03/10/2032
Nicolas M.E. Quillé	07/06/2021 (2)	24,500	24,500		$8.88	07/06/2028
	03/01/2023 (4)	—	—	115,000	$5.95	03/01/2033

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
(4)These options are divided into five tranches, subject to both performance-based and time-based vesting requirements and expire ten years from the date of grant. The performance-based vesting requirements are tied to annual or cumulative Adjusted EBITDA targets, as defined within the underlying option award agreement.

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

Karen L. Diepholz. On June 29, 2018, the Company entered into an agreement with Ms. Diepholz, pursuant to which Ms. Diepholz was eligible for an annual bonus in an amount to be determined by the Company in its discretion up to 40% bonus target of base salary (37.5% bonus target of base salary prior to January 1, 2022). The amount of any annual bonus was to be based upon the Company’s performance and Ms. Diepholz’s performance, as determined by the Company, against goals mutually agreed upon between Ms. Diepholz and the Company. Pursuant to the agreement, Ms. Diepholz was eligible to participate in a long term incentive plan, receive an annual car allowance benefit of $8,400 and participate in standard company benefits. On August 2, 2023, Ms. Diepholz entered into a separation agreement with the Company, pursuant to which she was entitled to receive severance and other benefits as follows: (i) a cash severance payment of $325,992, which represents 12 months of regular base salary in effect as of the Departure Date, less federal and state withholding taxes and other deductions, payable in accordance with the Company’s regular payroll processes, and (ii) a lump sum payment equal to $10,332.16, less federal and state withholding taxes and other deductions, which is intended to represent approximately six months of continued medical coverage and a portion of expenses for prospective executive outplacement assistance. The separation agreement provides for a general release of claims in favor of the Company and its entities, affiliates and representatives, ongoing confidentiality obligations, and non-disparagement and non-solicitation requirements.

Kimberly A. Benson. On July 18, 2023, the Company entered into an agreement with Ms. Benson, pursuant to which Ms. Benson received an annual base salary of $250,000 and was eligible for a bonus equal to $35,000, payable on December 31, 2023 and subject to forfeiture in the event that Ms. Benson voluntarily left the Company prior to December 31, 2023, in addition to her regular bonus opportunity for calendar year 2023, which was to be based upon the Company’s performance and Ms. Benson’s performance, as determined by the Company, against goals mutually agreed upon between Ms. Benson and the Company. Pursuant to the agreement, Ms. Benson was entitled to receive as severance an amount equal to three months of her base salary in the event a new Chief Financial Officer of the Company was appointed and her employment with the Company was separated within 12 months of such person’s appointment. On October 4, 2023, Ms. Benson resigned from her position as interim Chief Financial Officer of the Company, effective November 10, 2023.

Potential Payments Upon Termination or Change of Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s employment agreement if, as of December 31, 2023, their employment had been terminated (including termination in connection with a change in control). Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

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

Nicolas M.E. Quillé. In the event Mr. Quillé’s employment is terminated by the Company without Cause (as defined in his employment agreement) or his termination is deemed by him to have been “Constructive Discharged” (as defined in his employment agreement), he shall be entitled to receive as severance, payment of his base salary in effect at the time of termination for 12 months. The severance shall be paid to him in equal installments on the Company’s regularly scheduled pay roll dates beginning after the date of termination and his execution of a release agreement. The Company will make available COBRA benefits for 18 months, subject to legal limitations at the time, and reimbursement of up to 3 months of COBRA cost. In addition, Mr. Quillé’s equity award of stock options are subject to full acceleration of vesting upon the occurrence of certain events, including: (i) a Change of Control (as defined in the Company’s 2022 Omnibus Incentive Plan); (ii) the termination of employment by the Company without Cause, and (iii) the termination of employment by him for Good Reason.

Director Compensation

As approved in March 2013, the Company’s non-employee directors receive an annual retainer of $25,000 for serving on the Board of Directors and a per meeting fee of $2,500 for each Board, committee or shareholder meeting attended in person. Mr. Carlson receives an additional $26,000 annually for serving as Chairman of the Audit Committee, and Messrs. Neikrug and Rollins receive an additional $17,000 annually for serving on the Audit Committee. Mr. Rollins receives an additional $26,000 annually for serving as the Chairman of the Compensation Committee and Mr. Neikrug receives an additional $17,000 annually for serving on the Compensation Committee. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings. The 2023 director compensation for the Company’s non-employee directors is set forth below.

Director Compensation Table
Name	Fees Earned or Paid in Cash
Directors
Avraham M. Neikrug(1)(2)	$84,000
Douglas M. Carlson(1)(3)	$71,000
Luanne D. Tierney	$35,000
Annette D. Alvarez-Peters	$35,000
John D. Cumming	$35,000
Colby A. Rollins(1)(2)(4)	$93,000
Joseph S. Steinberg	$32,500

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
The Company’s Board of Directors previously adopted an equity compensation plan, which allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and other stock-based awards, and performance-based compensation awards to its officers, employees, and non-employee directors. The equity compensation plan was approved by the Board of Directors and administered by the Compensation Committee, which is authorized to recommend the officers, employees and non-employee directors to whom awards will be granted, and to determine the type and amount of such awards. The maximum number of shares available for issuance under the plan is 1,500,000 with additional information on outstanding awards of stock options and remaining available as of December 31, 2023 detailed below.
The following table summarizes compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,158,000	$7.16	342,000
Equity compensation plans not approved by security holders	—	$—	—
Total	1,158,000	$7.16	342,000

The terms of equity compensation plans are described in Note 10 “Stockholders’ Equity and Stock-Based Compensation” to the consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report.

Present Beneficial Ownership

Set forth below is certain information as of March 8, 2024, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to the Company’s knowledge, is the beneficial owner of more than five percent of the total outstanding common shares, which is the Company’s only class of voting securities, (2) each director, (3) each of the named executive officers included in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by its directors and (5) all of its current executive officers and directors as a group. The percentage ownership information under the column entitled “Percent of Class” is based on 20,872,565 shares of common stock outstanding as of March 8, 2024. Unless otherwise stated, (i) the business address of each person listed is c/o Crimson Wine Group, 5901 Silverado Trail, Napa, CA 94558 and (ii) each person and entity listed has sole voting power and sole dispositive power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Named directors and executive officers
John D. Cumming	3,521,321	(a)(e)(g)	16.9%
Joseph S. Steinberg	3,282,358	(b)(f)	15.7%
Jennifer L. Locke	170,700	(c)	0.8%
Douglas M. Carlson	5,000		*
Avraham M. Neikrug	4,000		*
Annette D. Alvarez-Peters	1,250		*
Colby A. Rollins	1,000		*
Luanne D. Tierney	68		*
Nicolas M.E. Quillé	41,050	(d)	*
Karen L. Diepholz	1,000		*
Kimberly A. Benson	—		—
All directors and current executive officers as a group (10)	7,026,747		33.7%
Charitable foundations and 5% or greater stockholder
Cumming Foundation	27,486	(e)	0.1%
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	33,000	(f)	0.2%
The Ian M. Cumming Charitable Lead Annuity Trust	2,410,828	(g)	11.6%
PO Box 4902
Jackson, WY 83001
Beck, Mack & Oliver LLC	1,842,295	(h)	8.8%
565 Fifth Avenue
New York, NY 10017
Elgethun Capital Management	1,369,016	(i)	6.6%
231 S. Phillips Ave, Suite 201
Sioux Falls, SD 57104
Mario J. Gabelli	1,225,503	(j)	5.9%
One Corporate Center
Rye, New York 10580-1435
* Less than 1%.

(a)Includes 1,110,493 (5.3%) shares owned directly by Mr. John D. Cumming and 2,410,828 (11.6%) shares owned by The Ian M. Cumming Charitable Lead Annuity Trust (the “CLAT”).
(b)Includes 1,158,229 (5.5%) shares owned directly owned by Mr. Joseph S. Steinberg and 13,920 (less than 0.1%) shares of common stock beneficially owned by Mr. Steinberg’s wife and daughter, 1,786,627 (8.6%) shares of common stock held by corporations that are wholly owned by Mr. Steinberg, or held by corporations that are wholly owned by family trusts as to which Mr. Steinberg has sole voting and dispositive control, or held by such trusts, and 323,582 (1.6%) shares of common stock held in a trust for the benefit of Mr. Steinberg’s children as to which Mr. Steinberg may be deemed to be the beneficial owner.
(c)Amount represents shares issuable to Ms. Locke upon exercise of options that have vested as of March 8, 2024.
(d)Amounts include shares issuable to Mr. Quillé upon exercise of options that have vested as of March 8, 2024.
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
(h)Based on a Schedule 13G/A filed by Beck, Mack & Oliver LLC with the SEC on February 14, 2024.
(i)Based on a Schedule 13G filed by Elgethun Capital Management with the SEC on February 13, 2024.
(j)Based on a Schedule 13D filed by Mr. Gabelli with the SEC on March 3, 2016. All shares are held directly or indirectly in entities that Mr. Gabelli either controls or for which he acts as chief investment officer, including 345,000 shares (1.7%) owned by GAMCO Asset Management Inc., 370,503 shares (1.8%) owned by Gabelli Funds, LLC and 510,000 shares (2.4%) owned by Teton Advisors, Inc.

As of March 8, 2024, Cede & Co. held of record 16,755,832 shares of the Company’s common stock (approximately 80.3% of the Company’s total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.
Stockholders are advised to carefully monitor their ownership of the Company’s common stock and consult their own legal advisers and/or the Company to determine whether their ownership of the Company’s common shares approaches the proscribed level.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

The Company’s Board of Directors has determined that Messrs. Cumming, Steinberg, Neikrug, Carlson, Rollins and Mses. Tierney and Alvarez-Peters are independent applying the NASDAQ Stock Market’s listing standards for independence.

Item 14.     Principal Accountant Fees and Services.

Prior to formation of the Audit Committee, the Board of Directors adopted a policy for pre-approval by the Audit Committee of all audit and non-audit work performed by the Company’s independent registered public accounting firm and has pre-approved (i) certain general categories of work where no specific case-by-case approval is necessary (“general pre-approvals”) and (ii) categories of work which require the specific pre-approval of the Audit Committee (“specific pre-approvals”). For additional services or services in an amount above the annual amount that has been pre-approved, additional authorization from the Audit Committee is required. The Audit Committee has delegated to the Chairman of the Audit Committee the ability to pre-approve all of these services in the absence of the full committee. Any pre-approval decisions made by the Chairman of the Audit Committee under this delegated authority will be reported to the full Audit Committee. All requests for services to be provided by the Company’s independent registered public accounting firm that do not require specific approval by the Audit Committee must be submitted to the Chief Financial Officer of the Company, who shall determine whether such services are in fact within the scope of those services that have received the general pre-approval of the Audit Committee. The Chief Financial Officer reports to the Audit Committee periodically, at a minimum quarterly.

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to the Company’s independent registered public accounting firm for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K and the review of financial statements included in the Company’s Form 10-Qs or services that are normally provided in connection with statutory and regulatory filings or engagements. Audit Related Fees include the fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including the audit of the Company’s 401(k) plan, compliance with regulatory matters, and consulting with respect to technical accounting and disclosure rules. For the years ended December 31, 2023 and 2022, BPM LLP, the Company’s independent registered public accounting firm did not perform any tax related or other services for the Company.
Fees paid to the Company’s independent public accountant associated with the 2023 and 2022 audit consisted of the following:

	Year Ended December 31,
	2023	2022
Audit Fees	$346,000	$323,300
Audit Related Fees	19,300	13,100
Total	$365,300	$336,400

All fees described above were approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(2)	Financial Statement Schedules.
Schedules are omitted because they are not required or applicable or because the required information is shown in the financial statements or notes thereto.

(a)(3)	See Item 15(b) below for a complete list of Exhibits to this Report including Executive Compensation Plans and Arrangements.

(b)	Exhibits.
We will furnish any exhibit upon request made to our Corporate Secretary, 5901 Silverado Trail, Napa, CA 94558. We charge $0.50 per page to cover expenses of copying and mailing.

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934, as amended, by the Company, file number 000-54866, unless otherwise indicated.

Exhibit No.	Description

2.1
Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Jefferies Financial Group Inc. (formerly known as Leucadia National Corporation) (filed as Exhibit 2.1 to the Company’s Form 8-K, filed on February 25, 2013 (the “February 25, 2013 Form 8-K”)).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the February 25, 2013 Form 8-K).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the February 25, 2013 Form 8-K).
4.1*	Description of Securities.
4.2	Form of Specimen Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12G).
10.1+	Offer Letter between Crimson Wine Group, Ltd. and Jennifer Locke, dated November 4, 2019 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 7, 2019).
10.2	Tax Matters Agreement dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 25, 2013).
10.3+	Crimson Wine Group, Ltd. 2013 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed on February 25, 2013).
10.4
Credit Agreement dated as of March 22, 2013 among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC, and American AgCredit, FLCA, as Agent for the Lenders and for itself as a Lender  (filed as Exhibit 10.6 to the Company’s Form 10-K filed on March 28, 2013).

10.5	Loan Agreement, dated November 10, 2015 by and between Pine Ridge Winery, LLC and American AgCredit, FLCA (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2015).
10.6	Term Loan Promissory Note issued by Pine Ridge Winery, LLC, dated November 10, 2015 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on November 17, 2015).
10.7	Guaranty, dated November 10, 2015, by and between Crimson Wine Group, Ltd. and American AgCredit, FLCA (filed as Exhibit 10.3 to the Company’s Form 8-K filed on November 17, 2015).
10.8
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated November 10, 2015, from Pine Ridge Winery, LLC to Fidelity National Title Company for the benefit of American AgCredit, FLCA (filed as Exhibit 10.4 to the Company’s Form 8-K filed on November 17, 2015).

10.9
Loan Agreement, dated June 29, 2017 by and between Double Canyon Vineyards, LLC and A Fine Old Building, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8–K filed on July 3, 2017).

10.10	Term Loan Promissory Note issued by Double Canyon Vineyards, LLC and A Fine Old Building, LLC, dated June 29, 2017 (incorporated by reference to Exhibit 10.2 to Form 8–K filed on July 3, 2017).
10.11	Guaranty, dated June 29, 2017, by and between Crimson Wine Group, Ltd. and American AgCredit, FLCA (incorporated by reference to Exhibit 10.3 to Form 8–K filed on July 3, 2017).
10.12
Trust Deed, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.4 to Form 8–K filed on July 3, 2017).

10.13
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from A Fine Old Building, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.5 to Form 8–K filed on July 3, 2017).

10.14
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.6 to Form 8–K filed on July 3, 2017).

10.15
Second Amendment to Credit Agreement, dated March 21, 2018 by and among Crimson Wine Group, Ltd. Pine Ridge Winery, LLC., Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC and American AgCredit FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2018).

10.16	Promissory Note, dated April 20, 2020, by and between Crimson Wine Group, Ltd. and American AgCredit, PCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 4, 2020).
10.17+	Offer Letter and Termination Agreement between Crimson Wine Group, Ltd. and Karen L. Diepholz, dated May 31, 2018 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 8, 2018).
10.18+	Offer Letter and Termination Agreement between Crimson Wine Group, Ltd. and Nicolas M.E. Quillé, dated March 14, 2018 (incorporated by reference to Exhibit 10.22 to Form 10-K filed on March 12, 2019).
10.19+
Form of Notice of Grant of Nonqualified Stock Options and Nonqualified Stock Option Award Agreement under the Crimson Group, Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 5, 2021).

10.20+
First Amendment to Employment Agreement, dated March 11, 2022, by and between Crimson Wine Group, Ltd. And Jennifer L. Locke (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 12, 2022).

10.21+	2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 27, 2022).
10.22+	Form of Notice of Grant of Nonqualified Stock Options and Nonqualified Stock Option Award Agreement under the Crimson Group, Ltd. 2022 Omnibus Incentive Plan.
10.23*
Third Amendment to Credit Agreement, dated March 3, 2023, by and among Crimson Wine Group, Ltd. Pine Ridge Winery, LLC., Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC and American AgCredit FLCA.

10.24
Fourth Amendment to Credit Agreement, dated May 31, 2023, by and among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC, Double Canyon Vineyards, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2023).

10.25
Fifth Amendment to Credit Agreement, dated June 15, 2023, by and among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC, Double Canyon Vineyards, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 16, 2023).

10.26*+	Offer Letter, dated July 18, 2023, between Crimson Wine Group, Ltd. and Kimberly A. Benson.
10.27+	Separation Agreement, dated August 2, 2023, between Crimson Wine Group, Ltd. and Karen Diepholz (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 9, 2023.
10.28*+	Offer Letter, dated November 17, 2023, between Crimson Wine Group, Ltd. and Adam D. Howell.
14.1	Crimson Wine Group, Ltd. Code of Business Practice (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 13, 2023).
14.2	Crimson Wine Group, Ltd. Code of Practice for the Principal Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 13, 2023).
21.1	List of Subsidiaries of Crimson Wine Group, Ltd. (filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10–12G).
23.1*	Consent of BPM LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2023, formatted in Inline XBRL.
*	Filed herewith.
**	Furnished herewith.
+	Management Employment Contract or Compensatory Plan/Arrangement.

Item 16.       Form 10-K Summary.

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON WINE GROUP, LTD.

March 19, 2024	By:	/s/ Jennifer L. Locke
Name: Jennifer L. Locke
Title: Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Jennifer L. Locke and Adam D. Howell, severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 19, 2024 By:	/s/ Jennifer L. Locke	Chief Executive Officer
	Jennifer L. Locke	(Principal Executive Officer)

March 19, 2024 By:	/s/ Adam D. Howell	Chief Financial Officer
	Adam D. Howell	(Principal Financial and Accounting Officer)

March 19, 2024 By:	/s/ John D. Cumming	Chairman of the Board of Directors
John D. Cumming

March 19, 2024 By:	/s/ Annette D. Alvarez-Peters	Director
Annette D. Alvarez-Peters

March 19, 2024 By:	/s/ Douglas M. Carlson	Director
Douglas M. Carlson

March 19, 2024 By:	/s/ Avraham M. Neikrug	Director
Avraham M. Neikrug

March 19, 2024 By:	/s/ Colby A. Rollins	Director
Colby A. Rollins

March 19, 2024 By:	/s/ Joseph S. Steinberg	Director
Joseph S. Steinberg

March 19, 2024 By:	/s/ Luanne D. Tierney	Director
Luanne D. Tierney

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Crimson Wine Group, Ltd.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Crimson Wine Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Valuation
As discussed in Notes 2 and 4 to the consolidated financial statements, inventory consists mainly of bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out basis. Costs associated with winemaking and manufacturing products for sale include costs incurred directly and indirectly in production which includes material, labor, and an allocation of overhead. As required, the Company reduces the carrying value of inventory that is obsolete or in excess of estimated usage, or for which cost exceeds sales price, to estimated net realizable value. Estimates of net realizable value include the Company’s analysis of market prices, historical usage, anticipated demand, alternative uses of its inventory, as well as other qualitative factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are charged to cost of sales. Inventory, net of write-downs of $0.9 million and $1.4 million, respectively, was $58.1 million and $51.7 million as of December 31, 2023 and 2022, respectively.
The principal considerations for our determination that performing procedures relating to the valuation of inventory and net realizable value adjustments to inventory is a critical audit matter are the significant amount of judgment by management in developing the assumptions of the forecasted changes in demand, product pricing, physical deterioration and quality issues, which in turn led to significant auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to these factors.
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

BPM LLP
We have served as the Company’s auditor since 2018.
Walnut Creek, California
March 19, 2024

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$22,777	$25,705
Investments available for sale	8,002	11,673
Accounts receivable, net	7,685	6,849
Inventory	58,094	51,716
Other current assets	2,059	1,653
Total current assets	98,617	97,596
Property and equipment, net	116,460	113,421
Goodwill	1,262	1,262
Intangible assets and other non-current assets, net	5,750	6,481
Total non-current assets	123,472	121,164
Total assets	$222,089	$218,760
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$12,843	$11,460
Customer deposits	666	392
Current portion of long-term debt, net of unamortized loan fees	1,129	1,128
Total current liabilities	14,638	12,980
Long-term debt, net of current portion and unamortized loan fees	16,542	17,671
Deferred tax liability, net	2,742	1,100
Other non-current liabilities	9	9
Total non-current liabilities	19,293	18,780
Total liabilities	33,931	31,760
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 21,033,578 and 21,448,212 shares issued and outstanding at December 31, 2023 and 2022, respectively	210	214
Additional paid-in capital	278,580	278,083
Accumulated other comprehensive income (loss)	88	(49)
Accumulated deficit	(90,720)	(91,248)
Total stockholders’ equity	188,158	187,000
Total liabilities and stockholders’ equity	$222,089	$218,760

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2023	2022
Net sales (net of excise taxes of $674 and $764, respectively)	$72,402	$74,244
Cost of sales	38,719	41,453
Gross profit	33,683	32,791
Operating expenses:
Sales and marketing	17,762	17,414
General and administrative	13,909	13,102
Total operating expenses	31,671	30,516
Net loss on disposal of property and equipment	37	306
Income from operations	1,975	1,969
Other (expense) income:
Interest expense, net	(826)	(926)
Other income, net	3,123	415
Total other income (expense), net	2,297	(511)
Income before income taxes	4,272	1,458
Income tax provision	1,149	381
Net income	$3,123	$1,077
Basic and fully diluted weighted-average shares outstanding	21,307	22,294
Basic and fully diluted earnings per share	$0.15	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2023	2022
Net income	$3,123	$1,077
Net unrealized holding gains (losses) on investments arising during the year, net of tax	137	(51)
Comprehensive income	$3,260	$1,026

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2023	2022
Net cash flows from operating activities:
Net income	$3,123	$1,077
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	6,155	5,940
Amortization of intangible assets	1,286	1,286
Loss on write-down of inventory	920	1,429
Provision for credit losses	(14)	—
Net loss on disposal of property and equipment	37	306
Deferred income tax provision	1,149	381
Stock-based compensation	497	364
Net change in operating assets and liabilities:
Accounts receivable	(822)	(277)
Inventory	(7,298)	(597)
Other current assets	(406)	(219)
Other non-current assets	(121)	192
Accounts payable and accrued liabilities	1,161	(2,427)
Customer deposits and other payables	286	38
Net cash provided by operating activities	5,953	7,493
Net cash flows from investing activities
Purchase of investments available for sale	(18,887)	(11,750)
Redemption of investments available for sale	22,750	12,500
Acquisition of property and equipment	(9,048)	(7,573)
Principal payments received on notes receivable	16	382
Proceeds from disposals of property and equipment	27	54
Net cash used in investing activities	(5,142)	(6,387)
Net cash flows from financing activities:
Principal payments on long-term debt	(1,140)	(1,140)
Repurchase of common stock	(2,599)	(6,993)
Net cash used in financing activities	(3,739)	(8,133)
Net decrease in cash and cash equivalents	(2,928)	(7,027)
Cash and cash equivalents - beginning of year	25,705	32,732
Cash and cash equivalents - end of year	$22,777	$25,705
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$1,006	$1,118
Income tax payments, net	$12	$10
Non-cash investing and financing activity:
Unrealized holding gains (losses) on investments, net of tax	$137	$(51)
Acquisition of property and equipment invoiced or accrued but not yet paid	$210	$709

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2021	22,524,185	$225	$277,719	$2	$(85,343)	$192,603
Net income	—	—	—	—	1,077	1,077
Other comprehensive loss	—	—	—	(51)	—	(51)
Stock-based compensation	—	—	364	—	—	364
Repurchase of common stock	(1,075,973)	(11)	—	—	(6,982)	(6,993)
Balance, December 31, 2022	21,448,212	214	278,083	(49)	(91,248)	187,000
Net income	—	—	—	—	3,123	3,123
Other comprehensive income	—	—	—	137	—	137
Stock-based compensation	—	—	497	—	—	497
Repurchase of common stock	(414,634)	(4)	—	—	(2,595)	(2,599)
Balance, December 31, 2023	21,033,578	$210	$278,580	$88	$(90,720)	$188,158

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

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns 154 acres of estate vineyards in five Napa Valley, California appellations – Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. Approximately 141 acres are currently planted.

Archery Summit was created by Crimson in 1993. Archery Summit owns 92 acres of estate vineyards in the Willamette Valley, Oregon. Approximately 71 acres are currently planted.

Double Canyon produced the first wines bottled under the Double Canyon brand name starting with the 2010 vintage. In September 2017, Double Canyon completed construction of a 47,000 square-foot wine production facility in West Richland, Washington.

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973. Chamisal Vineyards owns 92 acres of vineyards in the Edna Valley, California, of which 52 acres are currently planted.

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns 308 acres of vineyards in two Sonoma County, California appellations, the Alexander Valley and Russian River Valley, of which approximately 287 acres are currently planted.

Seven Hills Winery, which has been conducting operations since 1988, was acquired in January 2016 and is located in Walla Walla, Washington. Seven Hills Winery owns 74 acres of estate vineyards in the Walla Walla Valley, Washington. Approximately 53 acres are currently planted.

Malene Wines was created by Crimson in 2016. Malene wines has certain estate acres within the Chamisal Vineyards property and its wines are produced at the Chamisal winemaking facility.

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

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, projected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or profitability for the Company’s products are less than previously estimated, then the carrying value of the inventories may need to be reduced, resulting in additional expense and reduced profitability. The Company’s inventory write-downs may consist of reductions to bottled or bulk wine inventory. Crop insurance proceeds from farming losses may be recorded as offsets against previously recognized write-downs. Inventory write-downs of $0.9 million and $1.4 million were recorded during the years ended December 31, 2023 and 2022, respectively.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. There were no significant asset disposals related to vineyard development during the years ended December 31, 2023 and 2022.

Review of Long-lived Assets for Impairment – For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. Other than goodwill, the Company currently has no intangible assets with indefinite lives. All of the Company’s goodwill and substantially all definite-lived intangible assets resulted from the acquisitions of Seghesio Family Vineyards in May 2011 and Seven Hills Winery in January 2016. Amortization of definite-lived intangible assets is recorded on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 20 years. The Company evaluates goodwill for impairment at the end of each year or more often if a triggering event occurs, and has concluded that goodwill was not impaired during the years ended December 31, 2023 and 2022.

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

Recoverability of long-lived assets is measured using a comparison of the carrying amount of an asset group to the fair value or future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is described in Note 1 above. The Company recorded no impairment charges during the years ended December 31, 2023 and 2022.

Depletion allowances – The Company pays depletion allowances to its distributors based on their sales to their customers. These allowances are estimated on a monthly basis by the Company, and allowances are accrued as a reduction of sales. Subsequently, distributors will bill the Company for actual depletions, which may be different from the Company’s estimates. Any such differences are recognized in sales when the bill is received. The Company has historically been able to estimate depletion allowances without any material differences between actual and estimated expense.

(b) Consolidation policy: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions are eliminated in consolidation.

(c) Cash and cash equivalents: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. The Company had no short-term investments considered to be cash equivalents at December 31, 2023 and 2022.

(d) Financial instruments and fair value: Investments available for sale consist of only Certificates of Deposit at December 31, 2023 and 2022. All of the Company’s available for sale securities are classified as Level 2 (see ‘Fair value hierarchy’ section below) and are recorded at fair value. Available for sale securities that mature greater than 12 months from original investment are recorded as short-term because the securities represent the investment of funds that are available for current operations. Net unrealized gains and losses, net of tax, on available for sale equity securities are recorded in other income (expense). Net unrealized gains and losses, net of tax, on available for sale debt securities are recorded in accumulated other comprehensive income (loss). Unrealized losses that are considered other than temporary are recorded in other income (expense), net, with the corresponding reduction to the carrying basis of the investment. No other than temporary losses were recorded during the years ended December 31, 2023 and 2022.

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

(e) Accounts receivable, net: Accounts receivable are reported net of an allowance for credit losses. The Company’s accounts receivable balance is net of an allowance for credit losses of $0.2 million as of both December 31, 2023 and 2022. Interest is not accrued on past-due amounts. Accounts are charged against the allowance for credit losses as they are deemed uncollectible based on a periodic review of the accounts. In estimating an allowance for credit losses that is representative of the lifetime expected credit losses on its trade receivables, the Company utilizes historical loss data adjusted for current conditions (current balance and aging categories) and reasonable and supportable estimates of future defaults based on collection attempts and communication.

(f) Property and equipment: Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated using the straight-line method over the related assets estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Costs incurred developing vineyards are capitalized until the vineyard becomes commercially productive. Interest is capitalized during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. During each of the years ended December 31, 2023 and 2022, capitalized interest was less than $0.1 million.

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

(h) Concentrations of risk: The Company sells the majority of its wine through distributors and retailers. Receivables arising from these sales are not collateralized. Sales to one customer, which is a distributor, accounted for approximately 31% and 28% of total net sales during each of the years ended December 31, 2023 and 2022, respectively. Amounts due from this customer represented approximately 59% and 49% of net accounts receivable as of December 31, 2023 and 2022, respectively.

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

(k) Taxes not on income: Excise taxes are levied by government agencies on the sale of alcoholic beverages, including wine. These taxes are not collected from customers but are instead the responsibility of the Company. Excise taxes of $0.7 million and $0.8 million were recognized as a reduction to wine sales in the years ended December 31, 2023 and 2022, respectively. Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

(l) Advertising costs: Advertising costs are expensed as incurred and were $0.7 million for each of the years ended December 31, 2023 and 2022.

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

The Company does not have any unrecognized tax benefits; however, if it did, the Company would record accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company records deferred income tax liabilities and assets as noncurrent in its consolidated balance sheets. See Note 11 for more detail on income tax for the Company.

(p) Stock-based compensation: Equity awards issued in exchange for services rendered by the Company’s employees, officers or directors are accounted for pursuant to ASC Topic 718, Compensation-Stock Compensation. The Company measures equity awards at fair value at their grant date. Compensation cost is recognized in general and administrative expenses over the vesting period. The Company estimates the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model. The Company accounts for forfeitures as they occur. See Note 10 for more detail on stock-based compensation.

(q) Net earnings per share: The Company’s basic earnings per share amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated using the treasury stock method to reflect the assumed exercise of stock options for all potentially dilutive securities.

(r) Recent accounting pronouncements: The Company evaluated Accounting Standards Update (“ASU”) 2023-01 through 2023-09 issued by the Financial Accounting Standards Board (“FASB”) and concluded the released accounting pronouncements either have an immaterial effect, are not applicable to Crimson’s consolidated financial statements, or are not yet effective for the Company. Management is currently assessing the impact from the future adoption of ASU 2023-07 and ASU 2023-09, which have effective dates of January 1, 2024 and January 1, 2025, respectively.

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

Refer to Note 13 “Business Segment Information,” for revenue by sales channel amounts for the years ended December 31, 2023 and 2022.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its consolidated balance sheets, and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2023 and 2022 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the twelve months ended December 31, 2023 and 2022, were not materially impacted by any other factors.

The outstanding contract liability balances were $0.7 million at December 31, 2023 and $0.4 million at December 31, 2022. Of the amounts included in the opening contract liability balances at the beginning of each year, approximately $0.3 million were recognized as revenue during each of the years ended December 31, 2023 and 2022.

Accounts Receivable, Net

Accounts receivable are reported net of an allowance for credit losses. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance for credit losses as they are deemed uncollectible based on a periodic review of the accounts. In estimating an allowance for credit losses that is representative of the lifetime expected credit losses on its trade receivables, the Company utilizes historical loss data adjusted for current conditions (current balance and aging categories) and reasonable and supportable estimates of future defaults based on collection attempts and communication. The Company does not have any contract assets associated with the future right to invoice its customers. The Company’s accounts receivable balance is net of an allowance for credit losses of $0.2 million as of both December 31, 2023 and 2022.

The following table reflects changes in the allowance for credit losses balance during each of the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Balance at January 1	$187	$187
Write-offs charged against the allowance	(14)	—
Balance at December 31	$173	$187

4.    Inventory

A summary of inventory at December 31, 2023 and 2022 is as follows (in thousands):

	December 31, 2023	December 31, 2022
Finished goods	$23,921	$17,896
In-process goods	33,856	32,849
Packaging and bottling supplies	317	971
Total inventory	$58,094	$51,716

Inventory write-downs of $0.9 million and $1.4 million were recorded during each of the years ended December 31, 2023 and 2022, respectively. The Company’s inventory balances are presented at the lower of cost or net realizable value.

5.    Property and Equipment

A summary of property and equipment at December 31, 2023 and 2022, and depreciation and amortization for the years ended December 31, 2023 and 2022, is as follows (in thousands):

	Depreciable Lives
	(in years)	December 31, 2023	December 31, 2022
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	66,083	61,260
Winery and vineyard equipment	3-25	40,242	35,998
Vineyards and improvements	7-25	34,812	34,221
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,892	2,489
Construction in progress	N/A	1,053	3,479
Total		196,633	187,998
Accumulated depreciation and amortization		(80,173)	(74,577)
Total property and equipment, net		$116,460	$113,421

	Year ended December 31,
Depreciation and amortization:	2023	2022
Capitalized into inventory	$4,564	$4,441
Expensed to general and administrative	1,591	1,499
Total depreciation and amortization	$6,155	$5,940

6.    Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of December 31, 2023 and 2022 are as follows (in thousands):

December 31, 2023	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$8,000	$8,000	$5	$(3)	$—	$8,002	$8,002

December 31, 2022	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$11,750	$11,750	$—	$(77)	$—	$11,673	$11,673

The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2023 and 2022, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of December 31, 2023, the Company has estimated the fair value of its outstanding debt to be approximately $14.5 million compared to its carrying value of $17.8 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“American AgCredit”) as of

December 31, 2023 of 7.35% and 7.27% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 9, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

7.    Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at December 31, 2023 and 2022, and amortization expense for the years ended December 31, 2023 and 2022, is as follows (in thousands):

		December 31, 2023			December 31, 2022
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$(13,218)	$4,782	$18,000	$(12,155)	$5,845
Distributor relationships	10 - 14	2,700	(2,415)	285	2,700	(2,220)	480
Legacy permits	14	250	(225)	25	250	(207)	43
Trademark	20	200	(153)	47	200	(143)	57
Total		$21,150	$(16,011)	$5,139	$21,150	$(14,725)	$6,425
Deferred tax asset				450			—
Other non-current assets				161			56
Total intangible and other non-current assets, net				$5,750			$6,481

						Year Ended December 31,
Amortization expense						2023	2022
Total amortization expense						$1,286	$1,286

The estimated aggregate future amortization of intangible assets as of December 31, 2023 is identified below (in thousands):

Years Remaining:	Amortization
2024	$1,286
2025	1,168
2026	1,073
2027	1,073
2028	469
Thereafter	70
Total	$5,139

8.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable and accrued grape liabilities	$7,524	$5,120
Accrued compensation related expenses	2,965	3,287
Sales and marketing	575	227
Acquisition of property and equipment	210	709
Accrued interest	235	250
Depletion allowance	675	1,176
Production and farming	318	202
Other accrued expenses	341	489
Total accounts payable and accrued liabilities	$12,843	$11,460

9.    Debt

A summary of debt as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31, 2023	December 31, 2022
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	10,880	11,520
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	6,875	7,375
Unamortized loan fees	(84)	(96)
Total debt	17,671	18,799
Less current portion of long-term debt	1,129	1,128
Long-term debt due after one year, net	$16,542	$17,671
______________________________________
(1)    The Revolving Credit Facility, a $60.0 million revolving credit facility between the Company and American AgCredit, as agent for the lenders thereunder, is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan provides up to $10.0 million of availability in the aggregate for a five years term, and the Term Revolving Loan provides up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.125% to 0.225%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the Term Secured Overnight Financing Rate.
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified fixed charge coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of December 31, 2023.

A summary of debt maturities as of December 31, 2023 is as follows (in thousands):

Principal due in 2024	$1,140
Principal due in 2025	1,140
Principal due in 2026	1,140
Principal due in 2027	1,140
Principal due in 2028	1,140
Principal due thereafter	12,055
Total	$17,755

10.    Stockholders’ Equity and Stock-Based Compensation

Share Repurchase

In 2022, the Company repurchased a total of 1,075,973 shares of its common stock at an average purchase price of $6.48 per share for an aggregate purchase price of $7.0 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the twelve months ended December 31, 2023, the Company repurchased 414,634 shares of its common stock at an average purchase price of $6.25 per share for an aggregate purchase price of $2.6 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

In December 2019, under the 2013 Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for an additional 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options will vest in four equal increments on each of January 4, 2022, January 4, 2023, January 4, 2024 and January 4, 2025, and the options will expire seven years from the date of grant. In March 2022, stock option awards for an additional 500,000 shares were granted to the Company’s Chief Executive Officer. Such options are divided into four tranches, are subject to both performance-based and time-based vesting requirements, and expire ten years from the date of grant. In March 2023, stock option awards for an additional 500,000 shares were granted to certain officers and employees of the Company. Such options are divided into five tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. The performance-based vesting requirements for the grants made in March 2022 and March 2023 are tied to annual or cumulative Adjusted EBITDA targets, as defined within the respective underlying option award agreements. The Company believes it will achieve the listed targets for each agreement and has recorded the related stock-based compensation expense for the twelve months ended December 31, 2023. The exercise price for all respective options was either the closing price or average trading price on the date of grant.

Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.

During the twelve months ended December 31, 2023, the Company granted stock options in respect of 500,000 shares. The fair value of these grants was computed based on the following assumptions:

March 2023 Grants
Shares issued	500,000
Expected term (a)	7.42 - 9.42 years
Expected dividend yield	—%
Risk-free interest rate (b)	4.08%
Expected stock price volatility (c)	27% - 29%
Stock price	$5.95
Weighted-average grant date fair value	$2.64
Grant date fair value (in thousands)	$1,319
_______________________________________
(a) The Company utilized the full expected term for shares to vest.
(b) Estimate derived from the U.S. Treasury Constant Maturity Rates for the period of the expected term.
(c) Estimate based on an analysis of the historical volatility of the Company’s stock price.
A summary of stock option activity in 2023 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2023	822,000	$7.82
Granted	500,000	$5.95
Exercised	—	$—
Forfeited or expired	(164,000)	$6.83
Outstanding, December 31, 2023	1,158,000	$7.16
Vested or expected to vest, December 31, 2023	1,158,000	$7.16
Exercisable, December 31, 2023	175,700	$7.97

($ in thousands)	2023	2022
Stock-based compensation expense	$497	$364
Income tax benefit	$(134)	$(95)
Total fair value of options vested during the year	$204	$172
Total intrinsic value of options outstanding at end of year	$—	$—
Total intrinsic value of options exercisable at end of year	$—	$—
Total weighted-average remaining vesting period in years	4.12 years	3.82 years
Total weighted-average remaining contractual life period in years (options outstanding)	7.53 years	7.58 years
Total weighted-average remaining contractual life period in years (options exercisable)	4.13 years	4.76 years

As of December 31, 2023, the total stock-based compensation expense not yet recognized is $1,941,000, which will be amortized through the remaining vesting periods of the outstanding options.

11.    Income Taxes

The income tax provision for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
State income tax provision
Current	$12	$10
Deferred	201	49
Total state income tax provision	213	59
Federal income tax provision
Current	—	—
Deferred	936	322
Total federal income tax provision	936	322
Total income tax provision	$1,149	$381

The Company’s income tax returns are subject to examination in the U.S. federal and state jurisdictions. To the extent the Company has unutilized net operating loss (“NOL”) carryforwards, the statute of limitations does not begin to run until the NOL carryforwards are utilized. Therefore, the Company has tax years open dating back to 2018 for federal tax purposes and tax years open dating back to 2008 for state tax purposes. The Company currently has no unrecognized tax benefits, and it is not reasonably possible to estimate the amount by which that could increase in the next twelve months since the timing of examinations, if any, is unknown.

The principal components of deferred taxes at December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax asset
Federal NOL carryforward	$4,924	$4,725
State NOL carryforward	1,884	1,904
Inventory	—	599
Accrued vacation	157	219
Equity compensation plan	271	151
Disallowed section 163(j) interest	74	116
California alternative minimum tax credit	107	107
Other	205	191
Total deferred tax asset	7,622	8,012
Deferred tax liability
Property and equipment	(7,344)	(7,202)
Intangible assets and goodwill	(1,923)	(1,693)
Inventory	(364)	—
Other	(283)	(217)
Total deferred tax liability	(9,914)	(9,112)
Net deferred tax liability, non-current	$(2,292)	$(1,100)

As of December 31, 2023, the amount and expiration dates of the Company’s NOL carryforwards are as follows (in thousands):

Federal
Carried forward indefinitely	$23,449

State
2028-2043	$27,338

Under certain circumstances, the ability to use the NOL carryforwards and credits could be substantially reduced if certain changes in ownership were to occur.

The table below reconciles the expected statutory income tax rate, presented in dollars, to the actual income tax provision (in thousands):

	2023	2022
Expected federal income tax expense	$896	$306
State income tax expense	211	57
Other, net	42	18
Total	$1,149	$381

12.    Employee Benefit Plan

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The current Company match is 100% of a participant’s first 1% of compensation deferred plus 50% match on compensation deferrals between 1% and 6%. Total Company contributions to the plan were $0.5 million for each of the years ended December 31, 2023 and 2022.

13.    Business Segment Information

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses and income (loss) from operations for the Company’s reportable segments for the years ended December 31, 2023 and 2022, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Year Ended December 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Net sales	$40,833	$41,042	$27,453	$28,882	$4,116	$4,320	$72,402	$74,244
Cost of sales	25,850	26,819	9,342	10,038	3,527	4,596	38,719	41,453
Gross profit (loss)	14,983	14,223	18,111	18,844	589	(276)	33,683	32,791
Operating expenses:
Sales and marketing	6,312	6,229	7,240	7,355	4,210	3,830	17,762	17,414
General and administrative	—	—	—	—	13,909	13,102	13,909	13,102
Total operating expenses	6,312	6,229	7,240	7,355	18,119	16,932	31,671	30,516
Net loss on disposal of property and equipment	—	—	2	—	35	306	37	306
Income (loss) from operations	$8,671	$7,994	$10,869	$11,489	$(17,565)	$(17,514)	$1,975	$1,969

14.    Commitments and Contingencies

Supply Contracts

To supplement a portion of the Company’s future grape requirements, long-term contracts are procured to purchase grapes from certain third parties and related parties of employees within the Company. The lengths of the contracts vary from one to eight years and although prices are pre-established, final payments are largely dependent on the grape quantities required by the Company and the availability of grapes that meet quality standards. If no grapes are produced that meet contractual quality standards, the grapes may be rejected, and no payment would be due. Based on grape contracts in place as of December 31, 2023, the maximum value of the contractual obligations through 2031 is estimated at approximately $12.0 million with $0.5 million from related parties. In addition to long-term contracts, the Company also purchases additional grapes and bulk wine under one-time purchase or short-term agreements.

The total of all grapes and bulk wine purchased was $11.2 million and $10.2 million for the years ended December 31, 2023 and 2022, respectively. Included in the totals of all grapes and bulk wine purchased are related party purchases of $0.5 million for each of the years ended December 31, 2023 and 2022.

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

2017 Wildfires

In October 2017, significant wildfires impacted the Company’s operations and damaged its inventory. The Company has settled insurance claims totaling $1.3 million related to such wildfires through August 2020, and no further proceeds are anticipated. In September 2023, the Company accepted and received a settlement payout from the Fire Victim Trust (the “Fire Victim Trust”), which was formed in connection with PG&E Corporation and Pacific Gas and Electric Company’s (together, “PG&E”) joint plan of reorganization under Chapter 11 to, among other things, review and resolve eligible claims arising from certain wildfires. The settlement payout was in the amount of $1.9 million, which the Company recorded in other income, net. This amount represents a portion of the total amount approved by the Fire Victim Trust for lost business income over a 36-month period from October 2017 to September 2020. Although the Company is expecting additional payouts from this settlement with PG&E, the amounts and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims.

15.    Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted earnings per share:

	Year ended December 31,
($ and shares in thousands, except per share amounts)	2023	2022
Net income	$3,123	$1,077

Common shares:
Weighted-average number of common shares outstanding - basic	21,307	22,294
Dilutive effect of stock options outstanding	—	—
Weighted-average number of common shares outstanding - diluted	21,307	22,294

Earnings per share:
Basic	$0.15	$0.05
Diluted	$0.15	$0.05

Antidilutive stock options (1)	1,158	822
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

16.    Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined no events have occurred that would require adjustments to its disclosures in the consolidated financial statements.