Form 10-Q
period 2024-03-31
Crimson Wine Group, Ltd
filed 2024-05-09
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

On May 3, 2024 there were 20,830,903 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$22,615	$22,777
Investments available for sale	2,750	8,002
Accounts receivable, net	6,954	7,685
Inventory	58,154	58,094
Other current assets	2,149	2,059
Total current assets	92,622	98,617
Property and equipment, net	115,091	116,460
Goodwill	1,262	1,262
Intangible and other non-current assets, net	5,421	5,750
Total non-current assets	121,774	123,472
Total assets	$214,396	$222,089
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,929	$12,843
Customer deposits	958	666
Current portion of long-term debt, net of unamortized loan fees	1,129	1,129
Total current liabilities	9,016	14,638
Long-term debt, net of current portion and unamortized loan fees	16,259	16,542
Deferred tax liability, net	2,499	2,742
Other non-current liabilities	9	9
Total non-current liabilities	18,767	19,293
Total liabilities	27,783	33,931
Contingencies (Note 12)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 20,856,864 and 21,033,578 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	209	210
Additional paid-in capital	278,710	278,580
Accumulated other comprehensive income	87	88
Accumulated deficit	(92,393)	(90,720)
Total stockholders’ equity	186,613	188,158
Total liabilities and stockholders’ equity	$214,396	$222,089

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$15,930	$15,221
Cost of sales	8,234	8,287
Gross profit	7,696	6,934
Operating expenses:
Sales and marketing	4,828	4,310
General and administrative	3,763	3,468
Total operating expenses	8,591	7,778
Net loss on disposal of property and equipment	211	49
Loss from operations	(1,106)	(893)
Other (expense) income:
Interest expense, net	(240)	(259)
Other income, net	470	300
Total other income, net	230	41
Loss before income taxes	(876)	(852)
Income tax benefit	(243)	(240)
Net loss	$(633)	$(612)
Basic and fully diluted weighted-average shares outstanding	20,936	21,448
Basic and fully diluted loss per share	$(0.03)	$(0.03)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(633)	$(612)
Net unrealized holding (losses) gains on investments arising during the period, net of tax	(1)	8
Comprehensive loss	$(634)	$(604)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net cash flows from operating activities:
Net loss	$(633)	$(612)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization of property and equipment	1,731	1,507
Amortization of intangible assets	322	321
Loss on write-down of inventory	228	297
Net loss on disposal of property and equipment	211	49
Benefit for deferred income taxes	(243)	(240)
Stock-based compensation	130	116
Net change in operating assets and liabilities:
Accounts receivable	731	211
Inventory	(288)	(48)
Other current assets	(90)	(502)
Other non-current assets	7	13
Accounts payable and accrued liabilities	(6,057)	(4,786)
Customer deposits	294	464
Net cash used in operating activities	(3,657)	(3,210)
Net cash flows from investing activities:
Purchase of investments available for sale	—	(14,137)
Redemptions of investments available for sale	5,250	2,000
Acquisition of property and equipment	(467)	(473)
Proceeds from disposals of property and equipment	38	7
Net cash provided by (used in) investing activities	4,821	(12,603)
Net cash flows from financing activities:
Principal payments on long-term debt	(285)	(285)
Repurchase of common stock	(1,041)	(3)
Net cash used in financing activities	(1,326)	(288)
Net decrease in cash and cash equivalents	(162)	(16,101)
Cash and cash equivalents - beginning of period	22,777	25,705
Cash and cash equivalents - end of period	$22,615	$9,604
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$242	$260
Non-cash investing and financing activity:
Unrealized holding (losses) gains on investments, net of tax	$(1)	$8
Acquisition of property and equipment invoiced or accrued but not yet paid	$144	$557

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Three Months Ended March 31, 2024
Balance, December 31, 2023	21,033,578	$210	$278,580	$88	$(90,720)	$188,158
Net loss	—	—	—	—	(633)	(633)
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	130	—	—	130
Repurchase of common stock	(176,714)	(1)	—	—	(1,040)	(1,041)
Balance, March 31, 2024	20,856,864	$209	$278,710	$87	$(92,393)	$186,613

Three Months Ended March 31, 2023
Balance, December 31, 2022	21,448,212	$214	$278,083	$(49)	$(91,248)	$187,000
Net loss	—	—	—	—	(612)	(612)
Other comprehensive income	—	—	—	8	—	8
Stock-based compensation	—	—	116	—	—	116
Repurchase of common stock	(500)	—	—	—	(3)	(3)
Balance, March 31, 2023	21,447,712	$214	$278,199	$(41)	$(91,863)	$186,509

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and recent accounting pronouncements under such Note) included in the Company’s audited consolidated financial statements for the year ended December 31, 2023, as filed with the SEC on Form 10-K (the “2023 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet at December 31, 2023 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2024. See Note 2, “Significant Accounting Policies,” of the 2023 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosures, primarily through enhanced disclosures related to significant segment expenses regularly provided to the chief operating decision maker (“CODM”), requiring disclosure of other segment items by reportable segment and a description of its composition, extending certain current annual disclosures to interim periods, and additional information regarding the title and position of the CODM and how the CODM uses the segment reportable measure(s) to assess performance and determine resource allocation. Additionally, it requires single reportable segment public entities to apply Topic 280 in its entirety. ASU 2023-07 will be effective for the Company beginning with the fiscal year ended December 31, 2024, and for interim periods beginning in the fiscal year ended December 31, 2025, on a retrospective basis. Early adoption is permitted. Management is currently assessing the impact of ASU 2023-07 on the Company’s condensed consolidated financial statements and related disclosures.

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

Refer to Note 11, “Business Segment Information,” for revenue by sales channel amounts for the three months ended March 31, 2024 and 2023.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2024 and 2023 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the three-month periods ended March 31, 2024 and 2023 were not materially impacted by any other factors.

The outstanding contract liability balance was $1.0 million at March 31, 2024 and $0.7 million at December 31, 2023. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.2 million and $0.3 million were recognized as revenue during each of the three-month periods ended March 31, 2024 and 2023, respectively.

Accounts Receivable, Net

Accounts receivable are reported net of an allowance for credit losses. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance for credit losses as they are deemed uncollectible based on a periodic review of the accounts. In estimating an allowance for credit losses that is representative of the lifetime expected credit losses on its trade receivables, the Company utilizes historical loss data adjusted for current conditions (current balance and aging categories) and reasonable and supportable estimates of future defaults based on collection attempts and communication. The Company’s accounts receivable balance is net of an allowance for credit losses of $0.2 million as of both March 31, 2024 and December 31, 2023.

The following table reflects changes in the allowance for credit losses balance during each of the three-month periods ended March 31, 2024 and 2023 (in thousands):

	2024	2023
Balance at January 1,	$173	$187
Write-offs charged against the allowance	—	(14)
Balance at March 31,	$173	$173

3.Inventory

A summary of inventory at March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$28,665	$23,921
In-process goods	29,435	33,856
Packaging and bottling supplies	54	317
Total inventory	$58,154	$58,094

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

Inventory write-downs of $0.2 million and $0.3 million were recorded during the three-month periods ended March 31, 2024 and 2023, respectively. The Company’s inventory balances are presented at the lower of cost or net realizable value.

4.Property and Equipment

A summary of property and equipment at March 31, 2024 and December 31, 2023, and depreciation and amortization for the three months ended March 31, 2024 and 2023, is as follows (in thousands):

	Depreciable Lives
	(in years)	March 31, 2024	December 31, 2023
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	66,122	66,083
Winery and vineyard equipment	3-25	39,952	40,242
Vineyards and improvements	7-25	33,870	34,812
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,998	3,892
Construction in progress	N/A	1,298	1,053
Total		195,791	196,633
Accumulated depreciation and amortization		(80,700)	(80,173)
Total property and equipment, net		$115,091	$116,460

	Three Months Ended March 31,
Depreciation and amortization:	2024	2023
Capitalized into inventory	$1,258	$1,136
Expensed to general and administrative	473	371
Total depreciation and amortization	$1,731	$1,507

5.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

March 31, 2024	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	2,750	2,750	1	(1)	—	2,750	2,750
December 31, 2023	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$8,000	$8,000	$5	$(3)	$—	$8,002	$8,002

The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2024 and December 31, 2023, the Company did not have any other assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents and short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of March 31, 2024, the Company has estimated the fair value of its outstanding debt to be approximately $13.7 million compared to its carrying value of $17.5 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“American AgCredit”) as of March 31, 2024 of 7.80% and 7.71% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 8, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at March 31, 2024 and December 31, 2023, and amortization expense for the three months ended March 31, 2024 and 2023, is as follows (in thousands):

		March 31, 2024			December 31, 2023
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$(13,483)	$4,517	$18,000	$(13,218)	$4,782
Distributor relationships	10-14	2,700	(2,465)	235	2,700	(2,415)	285
Legacy permits	14	250	(229)	21	250	(225)	25
Trademark	20	200	(156)	44	200	(153)	47
Total		$21,150	$(16,333)	$4,817	$21,150	$(16,011)	$5,139
Deferred tax asset				450			450
Other non-current assets				154			161
Total intangible and other non-current assets, net				$5,421			$5,750

						Three Months Ended March 31,
						2024	2023
Total amortization expense						$322	$321

The estimated aggregate future amortization of intangible assets as of March 31, 2024 is identified below (in thousands):

Amortization
Remainder of 2024	$964
2025	1,168
2026	1,073
2027	1,073
2028	469
Thereafter	70
Total	$4,817

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable and accrued grape liabilities	$2,449	$7,524
Accrued compensation related expenses	2,341	2,965
Sales and marketing	490	575
Acquisition of property and equipment	144	210
Accrued interest	230	235
Depletion allowance	630	675
Production and farming	270	318
Other accrued expenses	375	341
Total accounts payable and accrued liabilities	$6,929	$12,843

8.Debt

A summary of debt at March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024	December 31, 2023
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	10,720	10,880
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	6,750	6,875
Unamortized loan fees	(82)	(84)
Total debt	17,388	17,671
Less current portion of long-term debt	1,129	1,129
Long-term debt due after one year, net	$16,259	$16,542
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified fixed charge coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of March 31, 2024.

A summary of debt maturities as of March 31, 2024 is as follows (in thousands):

Principal due the remainder of 2024	$855
Principal due in 2025	1,140
Principal due in 2026	1,140
Principal due in 2027	1,140
Principal due in 2028	1,140
Principal due thereafter	12,055
Total	$17,470

9.Stockholders’ Equity and Stock-Based Compensation
Share Repurchase

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. In 2023, the Company repurchased a total of 414,634 shares of its common stock at an average purchase price of $6.25 per share for an aggregate purchase price of $2.6 million. During the three months ended March 31, 2024, the Company repurchased 176,714 shares of its common stock at an average purchase price of $5.87 per share for an aggregate purchase price of $1.0 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

In December 2019, under the Company’s 2013 Omnibus Incentive Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options vest in four equal increments in January 2022, January 2023, January 2024 and January 2025, and the options will expire seven years from the date of grant. In March 2022, stock option awards for 500,000 shares were granted to the Company’s Chief Executive Officer. Such options are divided into four tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. In March 2023 and March 2024, stock option awards for 500,000 and 115,000 shares, respectively, were granted to certain officers and employees of the Company. Such options are divided into five tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. The performance-based vesting requirements for the grants made from 2022 through 2024 are tied to annual or cumulative Adjusted EBITDA targets, as defined within the respective underlying option award agreements. The Company believes it will achieve the listed targets for each agreement and has recorded the related stock-based compensation expense for the three months ended March 31, 2024. The exercise price for all respective options was either the closing price or average trading price on the date of grant.

Estimates of stock-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.
During the three months ended March 31, 2024, the Company granted stock options in respect of 115,000 shares. The fair value of these grants was computed based on the following assumptions:

Shares issued	115,000
Expected term	7.39 - 9.39 years
Expected dividend yield	—%
Risk-free interest rate	4.22%
Expected stock price volatility	28 - 30%
Stock price	$5.78
Weighted-average grant date fair value	$2.61
Grant date fair value (in thousands)	$300
As of March 31, 2024, stock options in respect of 1,273,000 shares remained outstanding. There were no stock option exercises, forfeitures, or expirations during the quarter. The stock-based compensation expense for these grants is based on the grant date fair value, which will be recorded over the respective vesting periods. $130 thousand and $116 thousand were recorded as stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations.

10.Income Taxes
The consolidated income tax expense or benefit for the three months ended March 31, 2024 and 2023, was determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2024 and 2023, respectively, and then adjusting for any discrete items.
The Company’s effective tax rates for the three months ended March 31, 2024 and 2023 were 27.7% and 28.2%, respectively.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2024 was primarily attributable to state income taxes and other permanent items.

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

The following tables outline the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three months ended March 31, 2024 and 2023, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-Allocable net sales and gross profit (loss) include bulk wine and grape sales, event fees, tasting fees, and non-wine retail sales. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Three Months Ended March 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$9,139	$8,320	$6,062	$5,947	$729	$954	$15,930	$15,221
Cost of sales	5,607	5,275	2,138	2,019	489	993	8,234	8,287
Gross profit (loss)	3,532	3,045	3,924	3,928	240	(39)	7,696	6,934
Operating expenses:
Sales and marketing	1,516	1,594	1,938	1,725	1,374	991	4,828	4,310
General and administrative	—	—	—	—	3,763	3,468	3,763	3,468
Total operating expenses	1,516	1,594	1,938	1,725	5,137	4,459	8,591	7,778
Net loss on disposal of property and equipment	—	—	6	—	205	49	211	49
Income (loss) from operations	$2,016	$1,451	$1,980	$2,203	$(5,102)	$(4,547)	$(1,106)	$(893)

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

13.Loss Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted loss per share:

	Three Months Ended March 31,
($ and shares in thousands, except per share amounts)	2024	2023
Net loss	$(633)	$(612)

Common shares:
Weighted-average number of common shares outstanding - basic	20,936	21,448
Dilutive effect of stock options outstanding	—	—
Weighted-average number of common shares outstanding - diluted	20,936	21,448

Loss per share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

Antidilutive stock options (1)	1,273	1,322
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Quarterly Report on Form 10-Q (the “Report”) may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC (the “2023 Report”).

Quantities or results referred to as “current quarter” and “current three-month period” refer to the three months ended March 31, 2024.

Cautionary Statement for Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, which include results of Crimson Wine Group, Ltd. and all of its subsidiaries further collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with GAAP for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding the Company’s strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include those relating to the Company’s financial condition, results of operations, plans, objectives, future performance, and business. These statements are based upon information that is currently available to the Company and its management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements.

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted or that may materially and adversely affect the Company’s actual results include, but are not limited to, those discussed in Part I, “Item 1A. Risk Factors” in the 2023 Report. Readers should carefully review the risk factors described in the 2023 Report and in other documents that the Company files from time to time with the SEC.

Overview of Business

The Company generates revenues from sales of wine to wholesalers and direct to consumers, sales of bulk wine and grapes, custom winemaking services, special event fees, tasting fees and other non-wine retail sales such as merchandise.

The Company’s wines are primarily sold to wholesale distributors, who then sell to retailers and restaurants. The Company sells wine (through distributors and directly) to restaurants, bars, and other hospitality locations (“On-Premise”). The Company also sells wine (through distributors and directly) to supermarkets, grocery stores, liquor stores, and other chains, third-party Ecommerce and independent stores (“Off-Premise”). As permitted under federal, state and local regulations, the Company has increased its emphasis on generating revenue from direct sales to consumers, which occur through wine clubs, at the wineries’ tasting rooms, and through the Ecommerce channel. Direct sales to consumers are more profitable for the Company as it is able to sell its products at a price closer to retail prices rather than the wholesale price sold to distributors. From time to time, the Company may sell grapes or bulk wine because the grapes or wine do not meet the quality standards for its products, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use. When these sales occur, they may result in a loss.

Cost of sales includes grape and bulk wine costs, whether purchased or produced from the Company’s controlled vineyards, crush costs, winemaking and processing costs, bottling, packaging, warehousing, and shipping and handling costs. For the Company’s produced grapes, grape costs include annual farming costs, harvest costs, and depreciation of vineyard assets. For wines that age longer than one year, winemaking and processing costs continue to be incurred and capitalized to the cost of wine, which can range from three to 36 months. Reductions to the carrying value of inventories are also included in cost of sales.

As of March 31, 2024, wine inventory included approximately 0.7 million cases of bottled wine and bulk wine, both in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in the 2023 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. The Company anticipates similar trends in the future.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net Sales

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Increase (Decrease)	% change
Wholesale	$9,139	$8,320	$819	10%
Direct to Consumer	6,062	5,947	115	2%
Other	729	954	(225)	(24)%
Total net sales	$15,930	$15,221	$709	5%

Wholesale net sales increased $0.8 million, or 10%, in the current quarter as compared to the same quarter in 2023, reflecting an increase in domestic wine sales of $0.7 million and export wine sales of $0.1 million. The increase in domestic wine sales is primarily driven by improved sales mix of higher priced items, increased velocity of core items, and shipments of new products in the current quarter compared to the prior year quarter. The increase in export wine sales is primarily driven by increased shipments to Europe.

Direct to Consumer net sales increased $0.1 million, or 2%, in the current quarter as compared to the same quarter in 2023. The increase was primarily driven by sales increases in Ecommerce and Tasting Rooms as compared to the same quarter in 2023.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.2 million, or 24%, in the current quarter as compared to the same quarter in 2023. The decrease was primarily driven by lower sales of excess bulk wine.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Increase (Decrease)	% change
Wholesale	$3,532	$3,045	$487	16%
Wholesale gross margin percentage	39%	37%
Direct to Consumer	3,924	3,928	(4)	—%
Direct to Consumer gross margin percentage	65%	66%
Other	240	(39)	279	715%
Total gross profit	$7,696	$6,934	$762	11%
Total gross margin percentage	48%	46%

Wholesale gross profit increased $0.5 million, or 16%, in the current quarter as compared to the same quarter in 2023 primarily driven by increased shipments and margin improvements. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 205 basis points primarily driven by sales mix of higher priced wines as well as lower cost vintages when compared to the same quarter in 2023.

Direct to Consumer gross profit in the current quarter was comparable to the same quarter in 2023. Direct to Consumer gross margin percentage decreased 132 basis points primarily driven by channel mix of higher Ecommerce sales and lower wine club sales as compared to the same quarter of 2023.

“Other” includes a gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross profit increased $0.3 million, or 715%, in the current quarter as compared to the same quarter in 2023 and is primarily driven by lower inventory write-downs.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Increase	% change
Sales and marketing	$4,828	$4,310	$518	12%
General and administrative	3,763	3,468	295	9%
Total operating expenses	$8,591	$7,778	$813	10%

Sales and marketing expenses increased $0.5 million, or 12%, in the current quarter as compared to the same quarter in 2023 primarily driven by timing of increased marketing spend.

General and administrative expenses increased $0.3 million, or 9%, in the current quarter as compared to the same quarter in 2023 primarily driven by higher compensation and depreciation related expenses.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Change	% change
Interest expense, net	$(240)	$(259)	$19	7%
Other income, net	470	300	170	57%
Total other income, net	$230	$41	$189	461%

Interest expense, net, decreased by less than $0.1 million, or 7%, in the current quarter compared to the same quarter in 2023. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 Term Loan and 2017 Term Loan (each term as defined below).

Other income, net, increased $0.2 million, or 57%, in the current quarter compared to the same quarter in 2023 primarily driven by increased investment income correlated with a higher interest rate environment in the current quarter.

Income Tax Benefit

The Company’s effective tax rates for the three months ended March 31, 2024 and 2023 were 27.7% and 28.2%, respectively.

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

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of March 31, 2024, $10.7 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of March 31, 2024, $6.8 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified fixed charge coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants as of March 31, 2024.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2024 and 2023 (in thousands):

Net cash provided by (used in):	2024	2023
Operating activities	$(3,657)	$(3,210)
Investing activities	4,821	(12,603)
Financing activities	(1,326)	(288)

Cash used in operating activities

Net cash used in operating activities was $3.7 million for the three months ended March 31, 2024, consisting primarily of $0.6 million of net loss adjusted for $2.4 million of non-cash items and $5.4 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, and other offsetting items. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and an increase in inventory and other current assets, partially offset by a decrease in accounts receivable and an increase in customer deposits.

Net cash used in operating activities was $3.2 million for the three months ended March 31, 2023, consisting primarily of $0.6 million of net loss adjusted for $2.1 million of non-cash items and $4.7 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, and other offsetting items. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and an increase in other current assets, partially offset by an increase in customer deposits and a decrease in accounts receivable.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $4.8 million for the three months ended March 31, 2024, consisting primarily of the net redemptions of available for sale investments of $5.3 million partially offset by capital expenditures of $0.5 million.

Net cash used in investing activities was $12.6 million for the three months ended March 31, 2023, consisting primarily of the net purchases of available for sale investments of $12.1 million and capital expenditures of $0.5 million.

Cash used in financing activities

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2024, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $1.0 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $0.3 million.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2023, consisting of the principal payments on the Company’s 2015 and 2017 Term Loans of $0.3 million.

Share Repurchases

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the three months ended March 31, 2024, the Company repurchased 176,714 shares of its common stock at an average purchase price of $5.87 per share for an aggregate purchase price of $1.0 million. In 2023, the Company repurchased a total of 414,634 shares of its common stock at an average purchase price of $6.25 per share for an aggregate purchase price of $2.6 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2023 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 12, “Contingencies,” to the Company’s condensed consolidated interim financial statements included in Part I, “Item 1. Financial Statements (Unaudited)” of this Report is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2023 Report, which could materially affect its business, results of operations or financial condition. The risks described in the 2023 Report are not the only risks it faces. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may eventually prove to materially adversely affect its business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended March 31, 2024 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans[1]	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans[1]
January 1-31, 2024	63,063	$5.91	477,697	1,522,303
February 1-29, 2024	90,843	$5.87	568,540	1,431,460
March 1-31, 2024	22,808	$5.80	591,348	1,408,652
Total	176,714
1On March 16, 2023, the Company announced that the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation of Crimson Wine Group, Ltd. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	May 9, 2024	By:	/s/ Adam D. Howell
Adam D. Howell
Chief Financial Officer