Form 10-Q
period 2024-06-30
Crimson Wine Group, Ltd
filed 2024-08-12
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

On August 9, 2024 there were 20,758,746 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$16,862	$22,777
Investments available for sale	10,946	8,002
Accounts receivable, net	5,897	7,685
Inventory	57,447	58,094
Other current assets	1,671	2,059
Total current assets	92,823	98,617
Property and equipment, net	115,608	116,460
Goodwill	1,262	1,262
Intangible and other non-current assets, net	5,065	5,750
Total non-current assets	121,935	123,472
Total assets	$214,758	$222,089
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$8,000	$12,843
Customer deposits	602	666
Current portion of long-term debt, net of unamortized loan fees	1,130	1,129
Total current liabilities	9,732	14,638
Long-term debt, net of current portion and unamortized loan fees	15,977	16,542
Deferred tax liability, net	2,553	2,742
Other non-current liabilities	26	9
Total non-current liabilities	18,556	19,293
Total liabilities	28,288	33,931
Contingencies (Note 12)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 20,792,045 and 21,033,578 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	208	210
Additional paid-in capital	278,851	278,580
Accumulated other comprehensive income	95	88
Accumulated deficit	(92,684)	(90,720)
Total stockholders’ equity	186,470	188,158
Total liabilities and stockholders’ equity	$214,758	$222,089

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$17,246	$17,718	$33,176	$32,939
Cost of sales	8,455	9,121	16,689	17,408
Gross profit	8,791	8,597	16,487	15,531
Operating expenses:
Sales and marketing	4,926	4,520	9,754	8,830
General and administrative	3,749	3,560	7,512	7,028
Total operating expenses	8,675	8,080	17,266	15,858
Net loss (gain) on disposal of property and equipment	162	(15)	373	34
(Loss) income from operations	(46)	532	(1,152)	(361)
Other income (expense):
Interest expense, net	(69)	(68)	(309)	(327)
Other income, net	294	297	764	597
Total other income, net	225	229	455	270
Income (loss) before income taxes	179	761	(697)	(91)
Income tax expense (benefit)	51	215	(192)	(25)
Net income (loss)	$128	$546	$(505)	$(66)
Basic and fully diluted weighted-average shares outstanding	20,821	21,412	20,878	21,430
Basic and fully diluted earnings (loss) per share	$0.01	$0.03	$(0.02)	$0.00

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$128	$546	$(505)	$(66)
Net unrealized holding gains on investments arising during the period, net of tax	8	65	7	73
Comprehensive income (loss)	$136	$611	$(498)	$7

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Net cash flows from operating activities:
Net loss	$(505)	$(66)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization of property and equipment	3,449	3,028
Amortization of intangible assets	644	643
Loss on write-down of inventory	115	531
Provision for credit losses	(150)	7
Net loss on disposal of property and equipment	373	34
Benefit for deferred income taxes	(192)	(25)
Stock-based compensation	271	264
Net change in operating assets and liabilities:
Accounts receivable	1,938	1,872
Inventory	532	(293)
Other current assets	372	98
Other non-current assets	14	(137)
Accounts payable and accrued liabilities	(5,888)	(4,374)
Customer deposits	(58)	193
Other non-current liabilities	17	—
Net cash provided by operating activities	932	1,775
Net cash flows from investing activities:
Purchase of investments available for sale	(8,935)	(14,637)
Redemptions of investments available for sale	6,000	7,250
Acquisition of property and equipment	(1,965)	(3,442)
Principal payments received on notes receivable	43	—
Proceeds from disposals of property and equipment	41	21
Net cash used in investing activities	(4,816)	(10,808)
Net cash flows from financing activities:
Principal payments on long-term debt	(570)	(570)
Repurchase of common stock	(1,461)	(598)
Net cash used in financing activities	(2,031)	(1,168)
Net decrease in cash and cash equivalents	(5,915)	(10,201)
Cash and cash equivalents - beginning of period	22,777	25,705
Cash and cash equivalents - end of period	$16,862	$15,504
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$477	$505
Income tax payments, net	$9	$7
Non-cash investing and financing activity:
Unrealized holding gains on investments, net of tax	$7	$73
Acquisition of property and equipment invoiced or accrued but not yet paid	$1,046	$790

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Three Months Ended June 30, 2024
Balance, March 31, 2024	20,856,864	$209	$278,710	$87	$(92,393)	$186,613
Net income	—	—	—	—	128	128
Other comprehensive income	—	—	—	8	—	8
Stock-based compensation	—	—	141	—	—	141
Repurchase of common stock	(64,819)	(1)	—	—	(419)	(420)
Balance, June 30, 2024	20,792,045	$208	$278,851	$95	$(92,684)	$186,470

Three Months Ended June 30, 2023
Balance, March 31, 2023	21,447,712	$214	$278,199	$(41)	$(91,863)	$186,509
Net income	—	—	—	—	546	546
Other comprehensive income	—	—	—	65	—	65
Stock-based compensation	—	—	148	—	—	148
Repurchase of common stock	(90,056)	(1)	—	—	(594)	(595)
Balance, June 30, 2023	21,357,656	$213	$278,347	$24	$(91,911)	$186,673

Six Months Ended June 30, 2024
Balance, December 31, 2023	21,033,578	$210	$278,580	$88	$(90,720)	$188,158
Net loss	—	—	—	—	(505)	(505)
Other comprehensive income	—	—	—	7	—	7
Stock-based compensation	—	—	271	—	—	271
Repurchase of common stock	(241,533)	(2)	—	—	(1,459)	(1,461)
Balance, June 30, 2024	20,792,045	$208	$278,851	$95	$(92,684)	$186,470

Six Months Ended June 30, 2023
Balance, December 31, 2022	21,448,212	$214	$278,083	$(49)	$(91,248)	$187,000
Net loss	—	—	—	—	(66)	(66)
Other comprehensive income	—	—	—	73	—	73
Stock-based compensation	—	—	264	—	—	264
Repurchase of common stock	(90,556)	(1)	—	—	(597)	(598)
Balance, June 30, 2023	21,357,656	$213	$278,347	$24	$(91,911)	$186,673

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

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2024. See Note 2, “Significant Accounting Policies,” of the 2023 Report for a description of the Company’s significant accounting policies.

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

Refer to Note 11, “Business Segment Information,” for revenue by sales channel amounts for the three and six months ended June 30, 2024 and 2023.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2024 and 2023 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the six-month periods ended June 30, 2024 and 2023 were not materially impacted by any other factors.

The outstanding contract liability balance was $0.6 million at June 30, 2024 and $0.7 million at December 31, 2023. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.5 million and $0.3 million were recognized as revenue during each of the six-month periods ended June 30, 2024 and 2023, respectively.

Accounts Receivable, Net

Accounts receivable are reported net of an allowance for credit losses. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance for credit losses as they are deemed uncollectible based on a periodic review of the accounts. In estimating an allowance for credit losses that is representative of the lifetime expected credit losses on its trade receivables, the Company utilizes historical loss data adjusted for current conditions (current balance and aging categories) and reasonable and supportable estimates of future defaults based on collection attempts and communication. The Company’s accounts receivable balance is net of an allowance for credit losses of less than $0.1 million as of June 30, 2024 and $0.2 million as of December 31, 2023.

The following table reflects changes in the allowance for credit losses balance during each of the six-month periods ended June 30, 2024 and 2023 (in thousands):

	2024	2023
Balance at January 1,	$173	$187
Current period provision	(150)	—
Write-offs charged against the allowance	—	(14)
Balance at June 30,	$23	$173

3.Inventory

A summary of inventory at June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$26,498	$23,921
In-process goods	30,420	33,856
Packaging and bottling supplies	529	317
Total inventory	$57,447	$58,094

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

No inventory write-downs were recorded during the three months ended June 30, 2024 and inventory write-downs of $0.2 million were recorded during the three months ended June 30, 2023. Inventory write-downs of $0.1 million and $0.5 million were recorded during the six-month periods ended June 30, 2024 and 2023, respectively. The Company’s inventory balances are presented at the lower of cost or net realizable value.

4.Property and Equipment

A summary of property and equipment at June 30, 2024 and December 31, 2023, and depreciation and amortization for the three and six months ended June 30, 2024 and 2023, is as follows (in thousands):

	Depreciable Lives
	(in years)	June 30, 2024	December 31, 2023
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	66,370	66,083
Winery and vineyard equipment	3-25	40,072	40,242
Vineyards and improvements	7-25	33,248	34,812
Caves	20-40	5,639	5,639
Vineyards under development	N/A	4,514	3,892
Construction in progress	N/A	2,610	1,053
Total		197,365	196,633
Accumulated depreciation and amortization		(81,757)	(80,173)
Total property and equipment, net		$115,608	$116,460

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization:	2024	2023	2024	2023
Capitalized into inventory	$1,243	$1,134	$2,501	$2,270
Expensed to general and administrative	475	387	948	758
Total depreciation and amortization	$1,718	$1,521	$3,449	$3,028

5.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

June 30, 2024	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Bill	$5,000	$4,935	$12	$—	$4,947	$—	$4,947
Certificates of Deposit	6,000	6,000	—	(1)	—	5,999	5,999
Total	$11,000	$10,935	$12	$(1)	$4,947	$5,999	$10,946
December 31, 2023	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$8,000	$8,000	$5	$(3)	$—	$8,002	$8,002

The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of June 30, 2024 and December 31, 2023, the Company did not have any other assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents and short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of June 30, 2024, the Company has estimated the fair value of its outstanding debt to be approximately $13.4 million compared to its carrying value of $17.2 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“American AgCredit”) as of June 30, 2024 of 7.84% and 7.78% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 8, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at June 30, 2024 and December 31, 2023, and amortization expense for the three and six months ended June 30, 2024 and 2023, is as follows (in thousands):

		June 30, 2024			December 31, 2023
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brands	15-17	$18,000	$(13,749)	$4,251	$18,000	$(13,218)	$4,782
Distributor relationships	10-14	2,700	(2,514)	186	2,700	(2,415)	285
Legacy permits	14	250	(234)	16	250	(225)	25
Trademark	20	200	(158)	42	200	(153)	47
Total		$21,150	$(16,655)	$4,495	$21,150	$(16,011)	$5,139
Deferred tax asset				450			450
Other non-current assets				120			161
Total intangible and other non-current assets, net				$5,065			$5,750

				Three Months Ended June 30,		Six Months Ended June 30,
				2024	2023	2024	2023
Total amortization expense				$322	$322	$644	$643

The estimated aggregate future amortization of intangible assets as of June 30, 2024 is identified below (in thousands):

Amortization
Remainder of 2024	$642
2025	1,168
2026	1,073
2027	1,073
2028	469
Thereafter	70
Total	$4,495

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable and accrued grape liabilities	$2,941	$7,524
Accrued compensation related expenses	2,529	2,965
Sales and marketing	689	575
Acquisition of property and equipment	496	210
Accrued interest	228	235
Depletion allowance	519	675
Production and farming	272	318
Other accrued expenses	326	341
Total accounts payable and accrued liabilities	$8,000	$12,843

8.Debt

A summary of debt at June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30, 2024	December 31, 2023
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	10,560	10,880
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	6,625	6,875
Unamortized loan fees	(78)	(84)
Total debt	17,107	17,671
Less current portion of long-term debt	1,130	1,129
Long-term debt due after one year, net	$15,977	$16,542
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified fixed charge coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of June 30, 2024.

A summary of debt maturities as of June 30, 2024 is as follows (in thousands):

Principal due the remainder of 2024	$570
Principal due in 2025	1,140
Principal due in 2026	1,140
Principal due in 2027	1,140
Principal due in 2028	1,140
Principal due thereafter	12,055
Total	$17,185

9.Stockholders’ Equity and Stock-Based Compensation
Share Repurchase

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. In 2023, the Company repurchased a total of 414,634 shares of its common stock at an average purchase price of $6.25 per share for an aggregate purchase price of $2.6 million. During the six months ended June 30, 2024, the Company repurchased 241,533 shares of its common stock at an average purchase price of $5.86 per share for an aggregate purchase price of $1.4 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

In December 2019, under the 2013 Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options vest in four equal increments in January 2022, January 2023, January 2024 and January 2025, and the options will expire seven years from the date of grant. In March 2022, stock option awards for 500,000 shares were granted to the Company’s Chief Executive Officer. Such options are divided into four tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. In March 2023 and March 2024, stock option awards for 500,000 and 115,000 shares, respectively, were granted to certain officers and employees of the Company. Such options are divided into five tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. The performance-based vesting requirements for the grants made from 2022 through 2024 are tied to annual or cumulative Adjusted EBITDA targets, as defined within the respective underlying option award agreements. The Company believes it will achieve the listed targets for each agreement and has recorded the related stock-based compensation expense for the three and six months ended June 30, 2024. The exercise price for all respective options was either the closing price or average trading price on the date of grant.

Estimates of stock-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.
During the six months ended June 30, 2024, the Company granted stock options in respect of 115,000 shares. The fair value of these grants was computed based on the following assumptions:

Shares issued	115,000
Expected term	7.39 - 9.39 years
Expected dividend yield	—%
Risk-free interest rate	4.22%
Expected stock price volatility	28 - 30%
Stock price	$5.78
Weighted-average grant date fair value	$2.61
Grant date fair value (in thousands)	$300
As of June 30, 2024, stock options in respect of 1,273,000 shares remained outstanding. There were no stock option exercises, forfeitures, or expirations during the six months ended June 30, 2024. The stock-based compensation expense for these grants is based on the grant date fair value, which will be recorded over the respective vesting periods. $141 thousand and $271 thousand were recorded as stock-based compensation expense for the three and six months ended June 30, 2024, respectively. $148 thousand and $264 thousand were recorded as stock-based compensation expense for the three and six months ended June 30, 2023, respectively. Stock-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations.

10.Income Taxes
The consolidated income tax expense or benefit for the three and six months ended June 30, 2024 and 2023, was determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2024 and 2023, respectively, and then adjusting for any discrete items.
The Company’s effective tax rates for the three months ended June 30, 2024 and 2023 were 28.4% and 28.2%, respectively. The Company’s effective tax rates for the six months ended June 30, 2024 and 2023 were 27.6% and 27.4%, respectively.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2024 was primarily attributable to state income taxes and other permanent items.

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

The following tables outline the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three and six months ended June 30, 2024 and 2023, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-Allocable net sales and gross profit include bulk wine and grape sales, event fees, tasting fees, and non-wine retail sales. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Three Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$9,372	$9,882	$6,656	$6,937	$1,218	$899	$17,246	$17,718
Cost of sales	5,394	6,165	2,445	2,248	616	708	8,455	9,121
Gross profit	3,978	3,717	4,211	4,689	602	191	8,791	8,597
Operating expenses:
Sales and marketing	1,651	1,609	2,010	1,796	1,265	1,115	4,926	4,520
General and administrative	—	—	—	—	3,749	3,560	3,749	3,560
Total operating expenses	1,651	1,609	2,010	1,796	5,014	4,675	8,675	8,080
Net loss (gain) on disposal of property and equipment	—	—	21	—	141	(15)	162	(15)
Income (loss) from operations	$2,327	$2,108	$2,180	$2,893	$(4,553)	$(4,469)	$(46)	$532

	Six Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$18,511	$18,202	$12,718	$12,884	$1,947	$1,853	$33,176	$32,939
Cost of sales	11,001	11,440	4,583	4,267	1,105	1,701	16,689	17,408
Gross profit	7,510	6,762	8,135	8,617	842	152	16,487	15,531
Operating expenses:
Sales and marketing	3,167	3,203	3,948	3,521	2,639	2,106	9,754	8,830
General and administrative	—	—	—	—	7,512	7,028	7,512	7,028
Total operating expenses	3,167	3,203	3,948	3,521	10,151	9,134	17,266	15,858
Net loss on disposal of property and equipment	—	—	27	—	346	34	373	34
Income (loss) from operations	$4,343	$3,559	$4,160	$5,096	$(9,655)	$(9,016)	$(1,152)	$(361)

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

2017 Wildfires

In October 2017, significant wildfires impacted the Company’s operations and damaged its inventory. The Company has settled insurance claims totaling $1.3 million related to such wildfires through August 2020, and no further proceeds are anticipated. In September 2023, the Company accepted and received a settlement payout from the Fire Victim Trust (the “Fire Victim Trust”), which was formed in connection with PG&E Corporation and Pacific Gas and Electric Company’s (together, “PG&E”) joint plan of reorganization under Chapter 11 to, among other things, review and resolve eligible claims arising from certain wildfires. The settlement payout received in September 2023 was for an amount of $1.9 million, which the Company recorded in other income, net. This amount represents a portion of the total amount approved by the Fire Victim Trust for lost business income over a 36-month period from October 2017 to September 2020. Although the Company is expecting additional payouts from this settlement with PG&E, the amounts and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims.

13.Earnings (Loss) Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share amounts)	2024	2023	2024	2023
Net income (loss)	$128	$546	$(505)	$(66)

Common shares:
Weighted-average number of common shares outstanding - basic	20,821	21,412	20,878	21,430
Dilutive effect of stock options outstanding	—	—	—	—
Weighted-average number of common shares outstanding - diluted	20,821	21,412	20,878	21,430

Earnings (loss) per share:
Basic	$0.01	$0.03	$(0.02)	$0.00
Diluted	$0.01	$0.03	$(0.02)	$0.00

Antidilutive stock options (1)	1,273	1,322	1,273	1,322
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

14. Subsequent Events

As previously disclosed in the Company’s Current Reports on Form 8-K as filed with the SEC on July 5, 2024 and July 25, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on June 30, 2024. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had, and is not reasonably likely to have, a material impact on its overall financial condition or results of operations, its investigation of this incident is ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. An estimate of its financial effect cannot be made as of the filing date of this Form 10-Q.

In connection with the ongoing settlement payout with the Fire Victim Trust as discussed in Note 12, “Contingencies,” in July 2024, the Company received a supplemental payment in the amount of $0.2 million. This amount is in line with a pro rata payment percentage increase approved by the Fire Victim Trust. Although the Company is expecting additional payouts from its settlement with PG&E, the amounts and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims.

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

Quantities or results referred to as “current quarter” and “current six-month period” refer to the three and six months ended June 30, 2024.

Cautionary Statement for Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, which include results of Crimson Wine Group, Ltd. and all of its subsidiaries further collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding the Company’s strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include those relating to the Company’s financial condition, results of operations, plans, objectives, future performance, and business. These statements are based upon information that is currently available to the Company, and its management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements.

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

As of June 30, 2024, wine inventory included approximately 0.6 million cases of bottled wine and bulk wine, both in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Following a series of challenging harvest cycles in 2020 and 2021 due to historical wildfires and severe weather conditions, the Company’s improved yields in recent years have replenished inventory levels towards normalized expectations. The Company’s inventory position coupled with better market conditions have reduced near-term pricing pressure on purchased bulk wine. Depending on the wine, the production cycle from harvest to bottled sales is anywhere from one to three years.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net Sales

	Three Months Ended June 30,
(in thousands, except percentages)	2024	2023	Increase (Decrease)	% change
Wholesale	$9,372	$9,882	$(510)	(5)%
Direct to Consumer	6,656	6,937	(281)	(4)%
Other	1,218	899	319	35%
Total net sales	$17,246	$17,718	$(472)	(3)%

Wholesale net sales decreased $0.5 million, or 5%, in the current quarter as compared to the same quarter in 2023, primarily driven by a decrease in domestic wine sales while export wine sales were comparable to the prior year quarter. The decrease in domestic wine sales is driven by lower volume associated with timing of inventory fulfillment for the Company’s distributors in the current quarter compared to the prior year quarter.

Direct to Consumer net sales decreased $0.3 million, or 4%, in the current quarter as compared to the same quarter in 2023. The decrease was primarily driven by a decrease in wine club sales as compared to the same quarter in 2023. The decrease in wine club sales is a result of lower club memberships in the current quarter compared to the prior year quarter.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, increased $0.3 million, or 35%, in the current quarter as compared to the same quarter in 2023. The increase was primarily driven by higher sales of excess bulk wine and sales generated from tasting and event fees.

Gross Profit

	Three Months Ended June 30,
(in thousands, except percentages)	2024	2023	Increase (Decrease)	% change
Wholesale	$3,978	$3,717	$261	7%
Wholesale gross margin percentage	42%	38%
Direct to Consumer	4,211	4,689	(478)	(10)%
Direct to Consumer gross margin percentage	63%	68%
Other	602	191	411	215%
Total gross profit	$8,791	$8,597	$194	2%
Total gross margin percentage	51%	49%

Wholesale gross profit increased $0.3 million, or 7%, in the current quarter as compared to the same quarter in 2023 primarily driven by margin improvements despite lower sales volumes. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 483 basis points primarily driven by sales mix of higher priced wines as well as lower cost vintages when compared to the same quarter in 2023.

Direct to Consumer gross profit decreased $0.5 million, or 10%, in the current quarter as compared to the same quarter in 2023 primarily driven by lower sales volumes and channel mix of lower wine club sales and higher Ecommerce sales. Direct to Consumer gross margin percentage decreased 433 basis points primarily driven by sales channel mix as discussed above when compared to the same quarter of 2023.

“Other” includes a gross profit on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross profit increased $0.4 million, or 215%, in the current quarter as compared to the same quarter in 2023 and is primarily driven by lower inventory write-downs.

Operating Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2024	2023	Increase	% change
Sales and marketing	$4,926	$4,520	$406	9%
General and administrative	3,749	3,560	189	5%
Total operating expenses	$8,675	$8,080	$595	7%

Sales and marketing expenses increased $0.4 million, or 9%, in the current quarter as compared to the same quarter in 2023 primarily driven by increased compensation expenses and sales incentives.

General and administrative expenses increased $0.2 million, or 5%, in the current quarter as compared to the same quarter in 2023 primarily driven by higher compensation and depreciation related expenses.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change	% change
Interest expense, net	$(69)	$(68)	$(1)	(1)%
Other income, net	294	297	(3)	(1)%
Total other income, net	$225	$229	$(4)	(2)%

Both interest expense, net and other income, net, in the current quarter were comparable to the same quarter in 2023.

Income Tax Expense

The Company’s effective tax rates for the three months ended June 30, 2024 and 2023 were 28.4% and 28.2%, respectively.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net Sales

	Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Increase (Decrease)	% change
Wholesale	$18,511	$18,202	$309	2%
Direct to Consumer	12,718	12,884	(166)	(1)%
Other	1,947	1,853	94	5%
Total net sales	$33,176	$32,939	$237	1%

Wholesale net sales increased $0.3 million, or 2%, in the current six month period as compared to the same period in 2023, reflecting increases in both domestic and export wine sales. The increase in domestic wine sales is primarily driven by improved sales mix of higher priced items, increased velocity of core items, and shipments of new products in the current period compared to the prior year period. The increase in export wine sales is primarily driven by increased shipments to Canada and cruise lines.

Direct to Consumer net sales decreased $0.2 million, or 1%, in the current six month period as compared to the same period in 2023. The decrease was primarily driven by a decrease in wine club sales partially offset by sales increases in tasting rooms and Ecommerce as compared to the same period in 2023. The decrease in wine club sales is a result of lower club memberships in the current period compared to the prior year period.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, increased $0.1 million, or 5%, in the current six month period as compared to the same period in 2023. The increase was primarily driven by higher sales generated from tasting and event fees.

Gross Profit

	Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Increase (Decrease)	% change
Wholesale	$7,510	$6,762	$748	11%
Wholesale gross margin percentage	41%	37%
Direct to Consumer	8,135	8,617	(482)	(6)%
Direct to Consumer gross margin percentage	64%	67%
Other	842	152	690	454%
Total gross profit	$16,487	$15,531	$956	6%
Total gross margin percentage	50%	47%

Wholesale gross profit increased $0.7 million, or 11%, in the current six month period as compared to the same period in 2023 primarily driven by margin improvements and increased shipments. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 342 basis points primarily driven by sales mix of higher priced wines as well as lower cost vintages when compared to the same period in 2023.

Direct to Consumer gross profit decreased $0.5 million, or 6%, in the current six month period as compared to the same period in 2023 primarily driven by lower sales volumes and channel mix of lower wine club sales and higher Ecommerce sales. Direct to Consumer gross margin percentage decreased 292 basis points primarily driven by sales channel mix as discussed above when compared to the same period of 2023.

“Other” includes a gross profit on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross profit increased $0.7 million, or 454%, in the current six month period as compared to the same period in 2023 and is primarily driven by lower inventory write-downs.

Operating Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Increase	% change
Sales and marketing	$9,754	$8,830	$924	10%
General and administrative	7,512	7,028	484	7%
Total operating expenses	$17,266	$15,858	$1,408	9%

Sales and marketing expenses increased $0.9 million, or 10%, in the current six month period as compared to the same period in 2023 primarily driven by increased marketing spend, compensation expenses, and sales incentives.

General and administrative expenses increased $0.5 million, or 7%, in the current six month period as compared to the same period in 2023 primarily driven by higher compensation and depreciation related expenses.

Other Income (Expense)

	Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change	% change
Interest expense, net	$(309)	$(327)	$18	6%
Other income, net	764	597	167	28%
Total other income, net	$455	$270	$185	69%

Interest expense, net, decreased by less than $0.1 million, or 6%, in the current six month period compared to the same period in 2023. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 Term Loan and 2017 Term Loan (each term as defined below).

Other income, net, increased $0.2 million, or 28%, in the current six month period compared to the same period in 2023 primarily driven by increased investment income correlated with a higher interest rate environment in the current period.

Income Tax Benefit

The Company’s effective tax rates for the six months ended June 30, 2024 and 2023 were 27.6% and 27.4%, respectively.

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

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of June 30, 2024, $10.6 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of June 30, 2024, $6.6 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified fixed charge coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants as of June 30, 2024.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2024 and 2023 (in thousands):

Net cash provided by (used in):	2024	2023
Operating activities	$932	$1,775
Investing activities	(4,816)	(10,808)
Financing activities	(2,031)	(1,168)

Cash provided by operating activities

Net cash provided by operating activities was $0.9 million for the six months ended June 30, 2024, consisting primarily of $0.5 million of net loss adjusted for $4.5 million of non-cash items and $3.1 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, net loss on disposal of property and equipment, along with other offsetting items. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable, inventory, and other current assets.

Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2023, consisting primarily of $0.1 million of net loss adjusted for $4.5 million of non-cash items and $2.6 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, and stock-based compensation. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and an increase in inventory and other non-current assets, partially offset by a decrease in accounts receivable and other current assets and an increase in customer deposits.

Cash used in investing activities

Net cash used in investing activities was $4.8 million for the six months ended June 30, 2024, consisting primarily of the net purchases of available for sale investments of $2.9 million and capital expenditures of $2.0 million, partially offset by principal payments received on notes receivable and proceeds from disposals of property and equipment totaling $0.1 million.

Net cash used in investing activities was $10.8 million for the six months ended June 30, 2023, consisting primarily of the net purchases of available for sale investments of $7.4 million and capital expenditures of $3.4 million.

Cash used in financing activities

Net cash used in financing activities was $2.0 million for the six months ended June 30, 2024, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $1.5 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $0.6 million.

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2023, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $0.6 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $0.6 million.

Share Repurchases

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the six months ended June 30, 2024, the Company repurchased 241,533 shares of its common stock at an average purchase price of $5.86 per share for an aggregate purchase price of $1.4 million. In 2023, the Company repurchased a total of 414,634 shares of its common stock at an average purchase price of $6.25 per share for an aggregate purchase price of $2.6 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2023 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended June 30, 2024 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans[1]	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans[1]
April 1-30, 2024	24,575	$5.84	615,923	1,384,077
May 1-31, 2024	21,984	$5.88	637,907	1,362,093
June 1-30, 2024	18,260	$5.78	656,167	1,343,833
Total	64,819
1On March 16, 2023, the Company announced that the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation of Crimson Wine Group, Ltd. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	August 12, 2024	By:	/s/ Adam D. Howell
Adam D. Howell
Chief Financial Officer