Form 10-Q
period 2024-09-30
Crimson Wine Group, Ltd
filed 2024-11-07
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

On November 1, 2024 there were 20,676,252 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$24,335	$22,777
Investments available for sale	2,001	8,002
Accounts receivable, net	6,968	7,685
Inventory	64,901	58,094
Other current assets	1,971	2,059
Total current assets	100,176	98,617
Property and equipment, net	115,443	116,460
Goodwill	1,262	1,262
Intangible and other non-current assets, net	4,736	5,750
Total non-current assets	121,441	123,472
Total assets	$221,617	$222,089
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$15,390	$12,843
Customer deposits	1,214	666
Current portion of long-term debt, net of unamortized loan fees	1,130	1,129
Total current liabilities	17,734	14,638
Long-term debt, net of current portion and unamortized loan fees	15,694	16,542
Deferred tax liability, net	2,580	2,742
Other non-current liabilities	26	9
Total non-current liabilities	18,300	19,293
Total liabilities	36,034	33,931
Contingencies (Note 12)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 20,708,976 and 21,033,578 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	207	210
Additional paid-in capital	278,395	278,580
Accumulated other comprehensive income	134	88
Accumulated deficit	(93,153)	(90,720)
Total stockholders’ equity	185,583	188,158
Total liabilities and stockholders’ equity	$221,617	$222,089

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$16,912	$18,030	$50,088	$50,969
Cost of sales	8,810	9,604	25,499	27,012
Gross profit	8,102	8,426	24,589	23,957
Operating expenses:
Sales and marketing	4,656	4,500	14,410	13,330
General and administrative	3,759	3,528	11,271	10,556
Total operating expenses	8,415	8,028	25,681	23,886
Net (gain) loss on disposal of property and equipment	(12)	2	361	36
(Loss) income from operations	(301)	396	(1,453)	35
Other (expense) income:
Interest expense, net	(234)	(245)	(543)	(572)
Other income, net	585	2,172	1,349	2,769
Total other income, net	351	1,927	806	2,197
Income (loss) before income taxes	50	2,323	(647)	2,232
Income tax expense (benefit)	12	612	(180)	587
Net income (loss)	$38	$1,711	$(467)	$1,645
Basic and fully diluted weighted-average shares outstanding	20,752	21,267	20,836	21,375
Basic and fully diluted earnings (loss) per share	$0.00	$0.08	$(0.02)	$0.08

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$38	$1,711	$(467)	$1,645
Net unrealized holding gains on investments arising during the period, net of tax	39	51	46	124
Comprehensive income (loss)	$77	$1,762	$(421)	$1,769

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Net cash flows from operating activities:
Net (loss) income	$(467)	$1,645
Adjustments to reconcile net (loss) income to net cash from operations:
Depreciation and amortization of property and equipment	5,179	4,563
Amortization of intangible assets	965	965
Loss on write-down of inventory	494	687
Provision for credit losses	(139)	7
Net loss on disposal of property and equipment	361	36
(Benefit) provision for deferred income taxes	(180)	587
Stock-based compensation (reversal) expense	(185)	366
Net change in operating assets and liabilities:
Accounts receivable	856	(2,681)
Inventory	(7,301)	(3,908)
Other current assets	72	(441)
Other non-current assets	22	(129)
Accounts payable and accrued liabilities	2,196	(67)
Customer deposits	556	1,053
Other non-current liabilities	17	—
Net cash provided by operating activities	2,446	2,683
Net cash flows from investing activities:
Purchase of investments available for sale	(9,185)	(16,137)
Redemptions of investments available for sale	15,250	17,000
Acquisition of property and equipment	(4,274)	(7,461)
Principal payments received on notes receivable	43	16
Proceeds from disposals of property and equipment	57	23
Net cash provided by (used in) investing activities	1,891	(6,559)
Net cash flows from financing activities:
Principal payments on long-term debt	(855)	(855)
Repurchase of common stock	(1,924)	(1,663)
Net cash used in financing activities	(2,779)	(2,518)
Net increase (decrease) in cash and cash equivalents	1,558	(6,394)
Cash and cash equivalents - beginning of period	22,777	25,705
Cash and cash equivalents - end of period	$24,335	$19,311
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$712	$752
Income tax payments, net	$11	$11
Non-cash investing and financing activity:
Unrealized holding gains on investments, net of tax	$46	$124
Acquisition of property and equipment invoiced or accrued but not yet paid	$306	$636

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Three Months Ended September 30, 2024
Balance, June 30, 2024	20,792,045	$208	$278,851	$95	$(92,684)	$186,470
Net income	—	—	—	—	38	38
Other comprehensive income	—	—	—	39	—	39
Stock-based compensation (reversal) expense	—	—	(456)	—	—	(456)
Repurchase of common stock	(83,069)	(1)	—	—	(507)	(508)
Balance, September 30, 2024	20,708,976	$207	$278,395	$134	$(93,153)	$185,583

Three Months Ended September 30, 2023
Balance, June 30, 2023	21,357,656	$213	$278,347	$24	$(91,911)	$186,673
Net income	—	—	—	—	1,711	1,711
Other comprehensive income	—	—	—	51	—	51
Stock-based compensation	—	—	102	—	—	102
Repurchase of common stock	(164,694)	(1)	—	—	(1,064)	(1,065)
Balance, September 30, 2023	21,192,962	$212	$278,449	$75	$(91,264)	$187,472

Nine Months Ended September 30, 2024
Balance, December 31, 2023	21,033,578	$210	$278,580	$88	$(90,720)	$188,158
Net loss	—	—	—	—	(467)	(467)
Other comprehensive income	—	—	—	46	—	46
Stock-based compensation (reversal) expense	—	—	(185)	—	—	(185)
Repurchase of common stock	(324,602)	(3)	—	—	(1,966)	(1,969)
Balance, September 30, 2024	20,708,976	$207	$278,395	$134	$(93,153)	$185,583

Nine Months Ended September 30, 2023
Balance, December 31, 2022	21,448,212	$214	$278,083	$(49)	$(91,248)	$187,000
Net income	—	—	—	—	1,645	1,645
Other comprehensive income	—	—	—	124	—	124
Stock-based compensation	—	—	366	—	—	366
Repurchase of common stock	(255,250)	(2)	—	—	(1,661)	(1,663)
Balance, September 30, 2023	21,192,962	$212	$278,449	$75	$(91,264)	$187,472

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

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2024. See Note 2, “Significant Accounting Policies,” of the 2023 Report for a description of the Company’s significant accounting policies.

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

Refer to Note 11, “Business Segment Information,” for revenue by sales channel amounts for the three and nine months ended September 30, 2024 and 2023.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2024 and 2023 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the nine-month periods ended September 30, 2024 and 2023 were not materially impacted by any other factors.

The outstanding contract liability balance was $1.2 million at September 30, 2024 and $0.7 million at December 31, 2023. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.5 million and $0.3 million were recognized as revenue during each of the nine-month periods ended September 30, 2024 and 2023, respectively.

Accounts Receivable, Net

Accounts receivable are reported net of an allowance for credit losses. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance for credit losses as they are deemed uncollectible based on a periodic review of the accounts. In estimating an allowance for credit losses that is representative of the lifetime expected credit losses on its trade receivables, the Company utilizes historical loss data adjusted for current conditions (current balance and aging categories) and reasonable and supportable estimates of future defaults based on collection attempts and communication. The Company’s accounts receivable balance is net of an allowance for credit losses of less than $0.1 million as of September 30, 2024 and $0.2 million as of December 31, 2023.

The following table reflects changes in the allowance for credit losses balance during each of the nine-month periods ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Balance at January 1,	$173	$187
Current period provision	(139)	—
Write-offs charged against the allowance	—	(14)
Balance at September 30,	$34	$173

3.Inventory

A summary of inventory at September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$28,093	$23,921
In-process goods	36,569	33,856
Packaging and bottling supplies	239	317
Total inventory	$64,901	$58,094

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

Inventory write-downs of $0.4 million and $0.2 million were recorded during the three-month periods ended September 30, 2024 and 2023, respectively. Inventory write-downs of $0.5 million and $0.7 million were recorded during the nine-month periods ended September 30, 2024 and 2023, respectively.

4.Property and Equipment

A summary of property and equipment at September 30, 2024 and December 31, 2023, and depreciation and amortization for the three and nine months ended September 30, 2024 and 2023, is as follows (in thousands):

	Depreciable Lives
	(in years)	September 30, 2024	December 31, 2023
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	66,718	66,083
Winery and vineyard equipment	3-25	39,275	40,242
Vineyards and improvements	7-25	33,271	34,812
Caves	20-40	5,639	5,639
Vineyards under development	N/A	4,852	3,892
Construction in progress	N/A	3,043	1,053
Total		197,710	196,633
Accumulated depreciation and amortization		(82,267)	(80,173)
Total property and equipment, net		$115,443	$116,460

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization:	2024	2023	2024	2023
Capitalized into inventory	$1,244	$1,133	$3,745	$3,403
Expensed to general and administrative	486	402	1,434	1,160
Total depreciation and amortization	$1,730	$1,535	$5,179	$4,563

5.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

September 30, 2024	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	2,000	2,000	1	—	—	2,001	2,001
December 31, 2023	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$8,000	$8,000	$5	$(3)	$—	$8,002	$8,002

The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of September 30, 2024 and December 31, 2023, the Company did not have any other assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents and short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of September 30, 2024, the Company has estimated the fair value of its outstanding debt to be approximately $14.1 million compared to its carrying value of $16.9 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“American AgCredit”) as of September 30, 2024 of 7.18% and 7.04% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 8, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at September 30, 2024 and December 31, 2023, and amortization expense for the three and nine months ended September 30, 2024 and 2023, is as follows (in thousands):

		September 30, 2024			December 31, 2023
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brands	15-17	$18,000	$(14,014)	$3,986	$18,000	$(13,218)	$4,782
Distributor relationships	10-14	2,700	(2,563)	137	2,700	(2,415)	285
Legacy permits	14	250	(238)	12	250	(225)	25
Trademark	20	200	(161)	39	200	(153)	47
Total		$21,150	$(16,976)	$4,174	$21,150	$(16,011)	$5,139
Deferred tax asset				450			450
Other non-current assets				112			161
Total intangible and other non-current assets, net				$4,736			$5,750

				Three Months Ended September 30,		Nine Months Ended September 30,
				2024	2023	2024	2023
Total amortization expense				$321	$322	$965	$965

The estimated aggregate future amortization of intangible assets as of September 30, 2024 is identified below (in thousands):

Amortization
Remainder of 2024	$321
2025	1,168
2026	1,073
2027	1,073
2028	469
Thereafter	70
Total	$4,174

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable and accrued grape liabilities	$9,122	$7,524
Accrued compensation related expenses	3,402	2,965
Sales and marketing	1,066	575
Acquisition of property and equipment	306	210
Accrued interest	224	235
Depletion allowance	335	675
Production and farming	450	318
Other accrued expenses	485	341
Total accounts payable and accrued liabilities	$15,390	$12,843

8.Debt

A summary of debt at September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024	December 31, 2023
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	10,400	10,880
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	6,500	6,875
Unamortized loan fees	(76)	(84)
Total debt	16,824	17,671
Less current portion of long-term debt	1,130	1,129
Long-term debt due after one year, net	$15,694	$16,542
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified fixed charge coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of September 30, 2024.

A summary of debt maturities as of September 30, 2024 is as follows (in thousands):

Principal due the remainder of 2024	$285
Principal due in 2025	1,140
Principal due in 2026	1,140
Principal due in 2027	1,140
Principal due in 2028	1,140
Principal due thereafter	12,055
Total	$16,900

9.Stockholders’ Equity and Stock-Based Compensation
Share Repurchase

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. In 2023, the Company repurchased a total of 414,634 shares of its common stock at an average purchase price of $6.25 per share for an aggregate purchase price of $2.6 million. During the nine months ended September 30, 2024, the Company repurchased 324,602 shares of its common stock at an average purchase price of $5.91 per share for an aggregate purchase price of $1.9 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

As of September 30, 2024, the Company determined the achievement of certain targets for the aforementioned performance-based agreements were not probable based on updates to the Company’s financial projections and assumptions regarding industry conditions. Consequently, the Company recognized a cumulative reversal of previously recorded stock-based compensation expenses for award tranches with performance targets that were deemed not probable of achievement. The Company has recorded the appropriate adjustments within stock-based compensation expenses for the three and nine months ended September 30, 2024.

Estimates of stock-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.
During the nine months ended September 30, 2024, the Company granted stock options in respect of 115,000 shares. The fair value of these grants was computed based on the following assumptions:

Shares issued	115,000
Expected term	7.39 - 9.39 years
Expected dividend yield	—%
Risk-free interest rate	4.22%
Expected stock price volatility	28 - 30%
Stock price	$5.78
Weighted-average grant date fair value	$2.61
Grant date fair value (in thousands)	$300

As of September 30, 2024, stock options totaling 1,273,000 shares remained outstanding. There were no stock option exercises, forfeitures, or expirations during the nine months ended September 30, 2024. The stock-based compensation expense for these grants is based on the grant date fair value, which will be recorded over the respective vesting periods. $456 thousand and $185 thousand were recorded as net credits to stock-based compensation expense for the three and nine months ended September 30, 2024, respectively. These net credits were driven by reversals of stock-based compensation expenses recorded previously for performance-based agreements that were deemed not probable to vest as of September 30, 2024. $102 thousand and $366 thousand were recorded as stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. Stock-based compensation expense was recorded to general and administrative expense in the unaudited interim condensed consolidated statements of operations.

10.Income Taxes
The consolidated income tax expense or benefit for the three and nine months ended September 30, 2024 and 2023, was determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2024 and 2023, respectively, and then adjusting for any discrete items.
The Company’s effective tax rates for the three months ended September 30, 2024 and 2023 were 24.3% and 26.3%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2024 and 2023 were 27.8% and 26.3%, respectively.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2024 was primarily attributable to state income taxes and other permanent items.

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

The two segments reflect how the Company’s operations are evaluated by its CODM and the structure of its internal financial reporting. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are allocated accordingly. However, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. Therefore, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated.

The following tables outline the net sales, cost of sales, gross profit, directly attributable selling expenses and operating income (loss) for the Company’s reportable segments for the three and nine months ended September 30, 2024 and 2023, and also includes a reconciliation of consolidated income (loss) from operations. Other/Non-Allocable net sales and gross profit include bulk wine and grape sales, event fees, tasting fees, and non-wine retail sales. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$9,421	$10,874	$6,421	$6,104	$1,070	$1,052	$16,912	$18,030
Cost of sales	5,546	6,932	2,217	2,006	1,047	666	8,810	9,604
Gross profit	3,875	3,942	4,204	4,098	23	386	8,102	8,426
Operating expenses:
Sales and marketing	1,760	1,618	2,016	1,868	880	1,014	4,656	4,500
General and administrative	—	—	—	—	3,759	3,528	3,759	3,528
Total operating expenses	1,760	1,618	2,016	1,868	4,639	4,542	8,415	8,028
Net loss (gain) on disposal of property and equipment	—	—	1	—	(13)	2	(12)	2
Income (loss) from operations	$2,115	$2,324	$2,187	$2,230	$(4,603)	$(4,158)	$(301)	$396

	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$27,932	$29,076	$19,139	$18,988	$3,017	$2,905	$50,088	$50,969
Cost of sales	16,547	18,372	6,800	6,273	2,152	2,367	25,499	27,012
Gross profit	11,385	10,704	12,339	12,715	865	538	24,589	23,957
Operating expenses:
Sales and marketing	4,927	4,821	5,964	5,389	3,519	3,120	14,410	13,330
General and administrative	—	—	—	—	11,271	10,556	11,271	10,556
Total operating expenses	4,927	4,821	5,964	5,389	14,790	13,676	25,681	23,886
Net loss on disposal of property and equipment	—	—	28	—	333	36	361	36
Income (loss) from operations	$6,458	$5,883	$6,347	$7,326	$(14,258)	$(13,174)	$(1,453)	$35

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

2017 Wildfires

In October 2017, significant wildfires impacted the Company’s operations and damaged its inventory. The Company has settled insurance claims totaling $1.3 million related to such wildfires through August 2020. In September 2023, the Company accepted and received a settlement payout from the Fire Victim Trust (the “Fire Victim Trust”), which was formed in connection with PG&E Corporation and Pacific Gas and Electric Company’s (together, “PG&E”) joint plan of reorganization under Chapter 11 to, among other things, review and resolve eligible claims arising from certain wildfires. The settlement payout received in September 2023 was for an amount of $1.9 million, which the Company recorded in other income, net. In July 2024, the Company received a supplemental payment in the amount of $0.2 million. These amounts represent a portion of the total amount approved by the Fire Victim Trust for lost business income over a 36-month period from October 2017 to September 2020. Although the Company may receive additional payouts from this settlement with PG&E, the amounts and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims.

Cybersecurity

As previously disclosed in the Company’s Current Reports on Form 8-K as filed with the SEC on July 5, 2024 and July 25, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on June 30, 2024. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had, and is not reasonably likely to have, a material impact on its overall financial condition or results of operations, its investigation of this incident is ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. As of September 30, 2024, incurred cybersecurity expenses have been accrued and reflected within the Company’s unaudited interim condensed consolidated financial statements. Although the Company expects a substantial portion of these expenses will ultimately be covered by its insurer, the amounts and timing have not been finalized.

13.Earnings (Loss) Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share amounts)	2024	2023	2024	2023
Net income (loss)	$38	$1,711	$(467)	$1,645

Common shares:
Weighted-average number of common shares outstanding - basic	20,752	21,267	20,836	21,375
Dilutive effect of stock options outstanding	—	—	—	—
Weighted-average number of common shares outstanding - diluted	20,752	21,267	20,836	21,375

Earnings (loss) per share:
Basic	$0.00	$0.08	$(0.02)	$0.08
Diluted	$0.00	$0.08	$(0.02)	$0.08

Antidilutive stock options (1)	462	1,183	462	1,183
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

14. Subsequent Events

In connection with the ongoing settlement payout with the Fire Victim Trust as discussed in Note 12, “Contingencies,” in November 2024, the Company received a supplemental payment in the amount of $0.1 million. This amount is in line with a pro rata payment percentage increase approved by the Fire Victim Trust. Although the Company may receive additional payouts from its settlement with PG&E, the amounts and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims.

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

Quantities or results referred to as “current quarter” and “current nine-month period” refer to the three and nine months ended September 30, 2024.

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

As of September 30, 2024, wine inventory included approximately 0.5 million cases of bottled wine and bulk wine, both in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net Sales

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	(Decrease) Increase	% change
Wholesale	$9,421	$10,874	$(1,453)	(13)%
Direct to Consumer	6,421	6,104	317	5%
Other	1,070	1,052	18	2%
Total net sales	$16,912	$18,030	$(1,118)	(6)%

Wholesale net sales decreased $1.5 million, or 13%, in the current quarter as compared to the same quarter in 2023, reflecting decreases in both domestic and export wine sales. The decrease in domestic wine sales is primarily driven by slowing demand observed across the industry in the current quarter compared to the prior year quarter. The decrease in export wine sales is primarily driven by lower shipments to Europe and Asia.

Direct to Consumer net sales increased $0.3 million, or 5%, in the current quarter as compared to the same quarter in 2023. The increase was primarily driven by higher sales in Ecommerce and tasting rooms as compared to the same quarter in 2023. Current quarter promotions drove the increase in Ecommerce sales while higher visitations drove the increase of sales within tasting rooms.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, in the current quarter were comparable to the same quarter in 2023.

Gross Profit

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	(Decrease) Increase	% change
Wholesale	$3,875	$3,942	$(67)	(2)%
Wholesale gross margin percentage	41%	36%
Direct to Consumer	4,204	4,098	106	3%
Direct to Consumer gross margin percentage	65%	67%
Other	23	386	(363)	(94)%
Total gross profit	$8,102	$8,426	$(324)	(4)%
Total gross margin percentage	48%	47%

Wholesale gross profit decreased $0.1 million, or 2%, in the current quarter as compared to the same quarter in 2023 primarily driven by lower sales volumes mostly offset by margin improvements. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 488 basis points primarily driven by sales mix of higher priced wines as well as lower cost vintages when compared to the same quarter in 2023.

Direct to Consumer gross profit increased $0.1 million, or 3%, in the current quarter as compared to the same quarter in 2023 primarily driven by higher sales volumes. Direct to Consumer gross margin percentage decreased 166 basis points primarily driven by lower recovery of freight costs when compared to the same quarter of 2023.

“Other” includes a gross profit on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross profit decreased $0.4 million, or 94%, in the current quarter as compared to the same quarter in 2023 and is primarily driven by higher inventory write-downs and lower profitability on event fees.

Operating Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	Increase	% change
Sales and marketing	$4,656	$4,500	$156	3%
General and administrative	3,759	3,528	231	7%
Total operating expenses	$8,415	$8,028	$387	5%

Sales and marketing expenses increased $0.2 million, or 3%, in the current quarter as compared to the same quarter in 2023 primarily driven by increased sales incentives.

General and administrative expenses increased $0.2 million, or 7%, in the current quarter as compared to the same quarter in 2023 primarily driven by $0.5 million in higher sales taxes and $0.2 million in higher professional fees and depreciation expenses, partially offset by reversals of previously recorded stock-based compensation expense (as discussed in Note 9, “Stockholders’ Equity and Stock-Based Compensation”) totaling $0.5 million.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	Change	% change
Interest expense, net	$(234)	$(245)	$11	4%
Other income, net	585	2,172	(1,587)	(73)%
Total other income, net	$351	$1,927	$(1,576)	(82)%

Interest expense, net, decreased by less than $0.1 million, or 4%, in the current quarter compared to the same quarter in 2023. The decrease was primarily driven by lower principal balances outstanding on the 2015 Term Loan and 2017 Term Loan (each term as defined below).

Other income, net, decreased $1.6 million, or 73%, in the current quarter compared to the same quarter in 2023 primarily driven by a lower settlement payout for $0.2 million received in the current year compared to the $1.9 million settlement payout received in the previous year from the Fire Victim Trust, formed in connection with PG&E Corporation and Pacific Gas and Electric Company’s joint plan of reorganization under Chapter 11 (the “Fire Victim Trust”), related to the 2017 wildfires.

Income Tax Expense

The Company’s effective tax rates for the three months ended September 30, 2024 and 2023 were 24.3% and 26.3%, respectively.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net Sales

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	(Decrease) Increase	% change
Wholesale	$27,932	$29,076	$(1,144)	(4)%
Direct to Consumer	19,139	18,988	151	1%
Other	3,017	2,905	112	4%
Total net sales	$50,088	$50,969	$(881)	(2)%

Wholesale net sales decreased $1.1 million, or 4%, in the current nine month period as compared to the same period in 2023, reflecting decreases in both domestic and export wine sales. The decrease in domestic wine sales is primarily driven by slowing demand observed across the industry in the current period compared to the prior year period. The decrease in export wine sales is primarily driven by lower overall shipments and sales mix of lower priced wines.

Direct to Consumer net sales increased $0.2 million, or 1%, in the current nine month period as compared to the same period in 2023. The increase was primarily driven by sales increases in tasting rooms and Ecommerce partially offset by a decrease in wine club sales as compared to the same period in 2023. Higher visitations drove the increase of sales within tasting rooms while current period promotions drove the increase in Ecommerce sales. The decrease in wine club sales is a result of lower club memberships in the current period compared to the prior year period.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, increased $0.1 million, or 4%, in the current nine month period as compared to the same period in 2023. The increase was primarily driven by higher sales generated from tasting and event fees.

Gross Profit

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Increase (Decrease)	% change
Wholesale	$11,385	$10,704	$681	6%
Wholesale gross margin percentage	41%	37%
Direct to Consumer	12,339	12,715	(376)	(3)%
Direct to Consumer gross margin percentage	64%	67%
Other	865	538	327	61%
Total gross profit	$24,589	$23,957	$632	3%
Total gross margin percentage	49%	47%

Wholesale gross profit increased $0.7 million, or 6%, in the current nine month period as compared to the same period in 2023 primarily driven by margin improvements. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 395 basis points primarily driven by sales mix of higher priced wines as well as lower cost vintages when compared to the same period in 2023.

Direct to Consumer gross profit decreased $0.4 million, or 3%, in the current nine month period as compared to the same period in 2023 primarily driven by channel mix of lower wine club sales and higher Ecommerce sales. Direct to Consumer gross margin percentage decreased 249 basis points primarily driven by sales channel mix as discussed above when compared to the same period of 2023.

“Other” includes a gross profit on bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales. Other gross profit increased $0.3 million, or 61%, in the current nine month period as compared to the same period in 2023 and is primarily driven by lower inventory write-downs.

Operating Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Increase	% change
Sales and marketing	$14,410	$13,330	$1,080	8%
General and administrative	11,271	10,556	715	7%
Total operating expenses	$25,681	$23,886	$1,795	8%

Sales and marketing expenses increased $1.1 million, or 8%, in the current nine month period as compared to the same period in 2023 primarily driven by increased compensation expenses, sales incentives, and marketing expenses.

General and administrative expenses increased $0.7 million, or 7%, in the current nine month period as compared to the same period in 2023 primarily driven by $0.5 million in higher sales taxes, $0.4 million in higher professional fees and depreciation expenses, and $0.3 in higher compensation, partially offset by reversals of previously recorded stock-based compensation expense (as discussed in Note 9, “Stockholders’ Equity and Stock-Based Compensation”) totaling $0.5 million.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	Change	% change
Interest expense, net	$(543)	$(572)	$29	5%
Other income, net	1,349	2,769	(1,420)	(51)%
Total other income, net	$806	$2,197	$(1,391)	(63)%

Interest expense, net, decreased by less than $0.1 million, or 5%, in the current nine month period compared to the same period in 2023. The decrease was primarily driven by lower principal balances outstanding on the 2015 Term Loan and 2017 Term Loan.

Other income, net, decreased $1.4 million, or 51%, in the current nine month period compared to the same period in 2023 primarily driven by a lower settlement payout for $0.2 million received in the current year compared to the $1.9 million settlement payout received in the previous year from the Fire Victim Trust related to the 2017 wildfires. The overall net decrease was partially offset by increased investment income correlated with a higher interest rate environment in the current year.

Income Tax (Benefit) Expense

The Company’s effective tax rates for the nine months ended September 30, 2024 and 2023 were 27.8% and 26.3%, respectively.

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

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of September 30, 2024, $10.4 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of September 30, 2024, $6.5 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified fixed charge coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants as of September 30, 2024.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2024 and 2023 (in thousands):

Net cash provided by (used in):	2024	2023
Operating activities	$2,446	$2,683
Investing activities	1,891	(6,559)
Financing activities	(2,779)	(2,518)

Cash provided by operating activities

Net cash provided by operating activities was $2.4 million for the nine months ended September 30, 2024, consisting primarily of $0.5 million of net loss adjusted for $6.5 million of non-cash items and $3.6 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, net loss on disposal of property and equipment, along with other offsetting items. The change in operating assets and liabilities was primarily due to an increase in inventory, partially offset by increases in accounts payable and accrued liabilities and customer deposits and a decrease in accounts receivable.

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

Cash provided by (used in) investing activities

Net cash provided by investing activities was $1.9 million for the nine months ended September 30, 2024, consisting primarily of the net redemptions of available for sale investments of $6.1 million and proceeds from disposals of property and equipment and principal payments received on notes receivable totaling $0.1 million, partially offset by capital expenditures of $4.3 million.

Net cash used in investing activities was $6.6 million for the nine months ended September 30, 2023, consisting primarily of capital expenditures of $7.5 million partially offset by the net redemptions of available for sale investments of $0.9 million.

Cash used in financing activities

Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2024, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $1.9 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $0.9 million.

Net cash used in financing activities was $2.5 million for the nine months ended September 30, 2023, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $1.7 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $0.9 million.

Share Repurchases

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the nine months ended September 30, 2024, the Company repurchased 324,602 shares of its common stock at an average purchase price of $5.91 per share for an aggregate purchase price of $1.9 million. In 2023, the Company repurchased a total of 414,634 shares of its common stock at an average purchase price of $6.25 per share for an aggregate purchase price of $2.6 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2023 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended September 30, 2024 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans[1]	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans[1]
July 1-31, 2024	24,527	$5.96	680,694	1,319,306
August 1-31, 2024	31,742	$5.98	712,436	1,287,564
September 1-30, 2024	26,800	$6.19	739,236	1,260,764
Total	83,069
1On March 16, 2023, the Company announced that the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation of Crimson Wine Group, Ltd. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	November 7, 2024	By:	/s/ Adam D. Howell
Adam D. Howell
Chief Financial Officer