Form 10-K
period 2024-12-31
Crimson Wine Group, Ltd
filed 2025-03-18
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $82,169,000 on that date.

As of March 7, 2025, there were 20,607,254 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

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

Philosophy and Purpose

Our philosophy and purpose are as follows:

To connect people with a taste of what matters most by holding true to our values and focusing on our four strategic pillars outlined below.

Enhance People and Capability. We foster a performance-based culture to help develop and attract top talent. We broaden our capability and increase accountability by enhancing cross functional teams and empowering our employees to be solution oriented. We prioritize safety, wellness and diversity, equity, inclusion, and belonging (“DEIB”).

Maximize Physical Assets. We produce wines of the highest quality and maximize margins through investing for growth and resiliency. We own exceptional vineyards in premier winegrowing regions across California, Oregon and Washington. We farm our vineyards and produce high quality wines in a thoughtful and sustainable way to align our products with consumer values. As part of executing this strategy, as of December 31, 2024, we own approximately 720 plantable acres of vineyard land. We continue to assess other opportunities to enhance the quality of our vineyard holdings and wine portfolio.

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

Optimize The Operational Model. We seek to optimize our business model through partnerships with companies that align with our values. With centralized teams and technology-enabled efficiencies, we are committed to delivering value to our internal and external stakeholders. Our direct to consumer business generates higher gross margins, and we intend to continue emphasizing opportunities in this distribution channel in order to further our growth. We are focused on growing our customer database and cultivating customer relationships across all distribution channels. Our wholesale distribution channel continues to drive volume sales to a wide customer market. Our wines are available in all states domestically through our network of nearly 40 distributors, and our export team served customers in approximately 40 countries through independent importers and brokers during 2024.

Our Wineries and Vineyards

While planted vineyards have great longevity, most of them must be replanted once every quarter century to preserve their productivity in the future. As a proactive vineyard custodian, the Company budgets its vineyard replanting expenditures based on a 25-year renewal plan. The current spot market for grapes has allowed the Company to accelerate the retirement of several misaligned vineyards.

The following table summarizes the Company’s acreage as of December 31, 2024:

	Plantable Acres - Owned	Currently Planted
Pine Ridge Vineyards	154	130
Archery Summit	92	71
Chamisal Vineyards and Malene Wines	92	52
Seghesio Family Vineyards	308	252
Seven Hills Winery	74	51
Total	720	556

The Company discusses production capacities across all of its winery facilities in the sections to follow. Any and all references to current fermentation and processing capacity may vary from one year to the next and is subject, but not limited, to the following factors: timing of harvest, varietal mix and grape origin.

Pine Ridge Vineyards

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns acreage in five Napa Valley appellations—Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. The winery at Pine Ridge Vineyards has a permitted annual wine production capacity of up to 285,000 gallons, which equates to approximately 120,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 70,000 to 75,000 cases without additional capital investment. The facility includes areas and equipment for crush, fermentation, aging and bottling processes, and also has a tasting room, hospitality center and administrative offices. Built into the hillside for wine barrel storage are approximately 34,000 square feet of underground caves with a capacity to store up to 5,000 barrels.  In addition, there are special event dining areas both indoors and outdoors as well as in the underground caves.

The Pine Ridge Vineyards estate business is focused primarily on the production of high quality Cabernet Sauvignon and Bordeaux-style blends sold by Crimson under the Pine Ridge Vineyards brand name. Pine Ridge Vineyards also produces Chenin Blanc + Viognier, which is sold by Crimson under the Pine Ridge brand name and is made from purchased grapes and bulk wine juice processed at third party custom winemaking facilities with a contracted capacity of up to approximately 200,000 cases for the 2024 harvest year.

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

Seghesio Family Vineyards

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns acreage in two Sonoma County appellations—the Alexander Valley and the Russian River Valley. Seghesio Family Vineyards has a long history of growing and producing Zinfandel and Italian varietal wines in the Sonoma region of California. The winery at Seghesio Family Vineyards has a permitted annual wine production capacity of up to 595,000 gallons, which equates to approximately 250,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 150,000 to 180,000 cases without additional capital investment. The facility includes areas and equipment for crush, fermentation, aging, bottling and warehousing, in addition to a tasting room, private hospitality areas and administrative offices. There are indoor and outdoor special event dining areas.

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

Crimson’s sales and marketing team coordinates the sales and distribution of its various brands, maintains domestic and export distributor relationships and oversees the timing and allocation of new releases. The sales team has employees in major markets in the U.S. and, where required, has brokers in certain domestic and international markets. Crimson’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically, as well as cruise lines and approximately 40 countries throughout the world.

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

Wholesale

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants. The Company’s wines are sold in restaurants, bars, and other hospitality locations (“On-Premise”) as well as in supermarkets, grocery stores, liquor stores, and other chains, third-party Ecommerce, and independent stores (“Off-Premise”). Domestic sales of Crimson’s wines are made through nearly 40 independent wine and spirits distributors. International sales are made through independent importers and brokers. During 2024, domestic distributor sales represented approximately 52% of net sales and export sales represented approximately 4% of net sales. During 2024 and 2023, one distributor represented approximately 30% and 31%, respectively, of Crimson’s total net sales, and no other distributor represented 10% or more of total net sales.

Direct to Consumer

As permitted under federal and local regulations, Crimson has increased its emphasis on direct sales to consumers, through wine clubs, the wineries’ tasting rooms, and the Ecommerce channel. During 2024, direct sales to consumers represented 38% of net sales. Approximately 58% of the direct to consumer net sales were through wine clubs, 25% were through the wineries’ tasting rooms, special events and other sales, and 17% were through Ecommerce. Members typically join the Company’s wine clubs after visiting the Company’s tasting rooms at various facilities, signing up directly through the Company’s website, or after hearing about the Company’s wine clubs from other members. Crimson’s tasting rooms are located in popular tourist destinations that typically attract consumers interested in winemaking and travel. Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors; however, for certain direct sales offers, some of the profit is offset by freight subsidies.

Competition

The markets for luxury products in the wine industry are intensely competitive. Crimson’s wines compete domestically and internationally with premium or higher quality wines produced in Europe, South America, South Africa, Australia and New Zealand, as well as in the United States. Crimson competes on the basis of quality, price, brand recognition and distribution capability, and the ultimate consumer has many choices of products from both domestic and international producers. As a result of the intense competition and uncertainty regarding trade and tariff policies, there is upward pressure on Crimson’s cost of sales and operating expenses. Many of Crimson’s competitors are significantly larger with greater financial, production, distribution and marketing resources. Measured in wine volume, the U.S. is dominated by three large wine companies with production largely based in California, representing greater than 50% of the domestic U.S. case sales volume. Further, Crimson’s wines may be considered to compete with all alcoholic and nonalcoholic beverages.

Demand for luxury wines can rise and fall with general economic conditions. The Company believes the key competitive factors in the luxury segment of the wine industry are quality, price, brand recognition, and product supply. The Company believes it competes favorably with respect to each of these factors. The Company’s brands have received high ratings or scores by local and national wine rating organizations and believes its prices are competitive. For example, Seghesio’s 2022 Sonoma County Zinfandel was awarded Wine Spectator’s 2024 Wine Value of the Year. In order to satisfy demand for the Company’s brands and continue building out its inventory availability, the Company bottled 466,000 cases in 2024, representing a 43% increase above its five-year average from 2018-2022. The Company continues to develop its lifestyle branding through partnerships with complementary brands to attract a larger audience and strengthen brand loyalty. Additionally, the Company continues to bolster its relationships with distributors and trade accounts, introduce new products, and reinforce brand engagement through various national promotions.

Wine production is also significantly affected by grape and bulk wine supply. The Company’s 2024 harvest yielded 1,388 tons of fruit or approximately 2.9 tons per producing acre, holding steady from the year prior and trending near its seven-year average. Depending on the wine, the production cycle from harvest to bottled sales is anywhere from one to three years.

Suggested retail price points for Crimson’s wines range from $16 to $395 per bottle; however, in the wholesale channel, which represented approximately 90% of Crimson’s case volume in both years ended December 31, 2024 and 2023, the majority of volume is in the $16 to $30 suggested retail price range.

Business Segments

Crimson reports operating results in two segments: Wholesale and Direct to Consumer. These business segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. Both financial and certain non-financial data are reported and evaluated to assist senior management with strategic planning. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are included; however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Non-allocated expenses are reported under Other/Non-allocable which also includes revenues and expenses related to bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. As a result, discrete financial information related to segment assets and other balance sheet data is not available and such information continues to be aggregated. Further information about segments, including net sales, cost of sales, gross profit (loss), directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2024 and 2023 can be found in Note 13 “Business Segment Information” to the consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Report”).

Grape Supply

Crimson owns and controls approximately 720 acres of vineyards in the Napa Valley, Sonoma County and Edna Valley in California, and the Willamette Valley, The Rocks District, and the Walla Walla Valley in Oregon. Of the approximate 556 acres of vineyards that are currently planted, 487 acres are producing. Crimson expects to continue vineyard development plans for non-producing acreage in California, Oregon and Washington properties. Newly planted vines take approximately three to five years to reach maturity and vineyards can be expected to have a useful life of at least 25 years before replanting may be necessary.

In 2024, approximately 21% of Crimson’s total grape supply came from Crimson-controlled vineyards. Crimson purchased the balance of its supply from approximately 85 independent growers. The grower contracts range from one-year spot market purchases to intermediate and long-term agreements. During 2024, grower A represented 11% of Crimson’s grape supply. During 2023, grower B represented 12% of Crimson’s grape supply. No other growers represented more than 10% of Crimson’s grape supply in 2024 and 2023.

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson, thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates the potential and actual impacts of climate conditions and weather on its business and plans to disclose any related material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. During 2024, Crimson continued to complete upgrades to its facilities to improve water and energy resiliency in addition to performing extensive forest management at Pine Ridge Vineyards for fire mitigation measures. Crimson has plans to advance these initiatives over the next several years.

The table below summarizes Crimson’s wine grape supply and production from the last two harvests:

	Harvest Year
	2024	2023
Estate grapes:
Producing acres	487	547
Tons harvested	1,388	1,597
Tons per acre	2.9	2.9
All grapes and purchased juice (in equivalent tons):
Estate grapes, net of sales	1,347	1,511
Purchased grapes and juice	5,086	5,776
Total (in tons)	6,433	7,287
Total cases bottled during the year	466,000	475,000

In 2024 and 2023, the Company combined its harvested estate grapes with purchased grapes, bulk wine and bulk juice to bottle case volumes that are 43% and 46%, respectively, above its five-year average from 2018-2022 as the Company continued to build out its selection of wines and vintages available for sale.

The table below summarizes Crimson’s sales of grapes and bulk wine during the last two years:

	Year Ended December 31,
	2024	2023
Grapes sold (in tons)	42	134
Bulk wine sold (in gallons)	42,027	46,069
Total grape and bulk wine equivalent cases sold	20,500	28,400

Total cases shipped were approximately 408,000 and 396,000 for the years ended December 31, 2024 and 2023, respectively. Cases shipped are disclosed for informational purposes, and do not necessarily correspond to the vintage year the grapes are grown and crushed. Depending on the wine, the production cycle to bottled sales is anywhere from one to three years.

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

Government Regulation

Wine production and sales are subject to extensive regulation by the United States Department of Treasury Alcohol and Tobacco Tax and Trade Bureau (“TTB”), state departments regulating alcohol production and sale in California, Oregon and Washington and other federal, state and local governmental authorities that regulate interstate sales, licensing, trade and pricing practices, labeling, advertising and other activities. In addition, federal and state authorities require warning labels on beverages for sale or distribution in the United States containing 0.5% of alcohol by volume or higher. Crimson’s labels require prior approval from the TTB. Additionally, various jurisdictions may seek to adopt significant additional product labeling or warning requirements, limitations, or guidelines on the marketing or sale of wine because of what wine contains or allegations that wine causes health effects. If these types of requirements become applicable to our wine under current or future laws or regulations, they may inhibit sales of wine or increase costs relating to the production and sale of wine. Furthermore, restrictions or taxes imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. New or revised regulations or increased licensing fees or excise taxes on wine, if enacted, could reduce demand for wine and have an adverse effect on Crimson’s business, negatively impacting Crimson’s results of operations and cash flows.

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

The tax law also allows for certain volume production credits that the Company took which further decreases the Company’s excise tax liability.  The tax credit allows for a credit of $1.00 per gallon on the first 30,000 gallons, $0.90 per gallon on 30,001 up to 130,000 gallons and $0.535 per gallon on 130,001 up to 750,000 gallons, in each instance when the wine is removed from a producer’s bonded winery facility.

Crimson is also subject to a broad range of federal, state and local regulatory requirements regarding its agricultural operations and practices. Crimson’s agricultural operations are subject to regulations governing the storage and use of fertilizers, fungicides, herbicides, pesticides, fuels, solvents and other chemicals. These regulations are subject to change and could have a significant impact on operating practices, chemical usage, and other aspects of Crimson’s business. The Company is strongly focused on environmental stewardship and maintains a variety of policies and processes designed to protect the environment, the public and the consumers of its wine. Crimson is an active member of the Porto Protocol, a nonprofit organization committed to mitigate the impact of climate change. In addition, many of the Company’s vineyards are certified sustainable through a number of organizations (California Sustainable Winegrowing Alliance, Napa Green, Low Input Viticulture and Enology, Sustainability in Practice, along with several others). Some examples of Crimson’s sustainable practices include waste reduction programs and resource preservation through a combination of electrical and water conservancy. In addition, the Company has formed a Carbon Neutral Council and has joined the International Wineries for Climate Action (“IWCA”), with commitments to minimize the Company’s carbon footprint. IWCA members follow science-based solutions to reduce their greenhouse gas (“GHG”) emissions and in 2024, Crimson’s GHG emissions inventory related to the 2023 fiscal year was audited and certified ISO 14064:3 by a third party. Crimson has also elected to join the United Nation Race to Zero campaign that requires Crimson to halve GHG emissions by 2030 and to achieve net zero emissions by 2050. Many of the expenses for protecting the environment are voluntary; however, the Company is regulated by various local, state and federal agencies regarding environmental laws where the costs of these laws and requirements of these agencies are effectively integrated into regular operations and do not cause significant negative impacts or costs.

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

Human Capital Management

In addition to Crimson’s customer base and surrounding communities, the Company’s success is greatly dependent on its employees. As of December 31, 2024, Crimson employed 164 full-time, 39 part-time and 23 seasonal employees. Crimson employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of Crimson’s employees are represented by a collective bargaining unit and Crimson believes that its relationship with its employees is strong and in good standing.

Crimson prioritizes employee safety and welfare in order to retain and attract the best talent. Crimson offers quality benefit plans, employee development programs, competitive wages, and safety training courses so that employees can avoid injury and remain prepared for unexpected emergencies.

Employee Health and Safety

The health and safety of the Company’s employees is a top priority. The Company’s Crisis Management Team, composed of the Company’s executive officers and other senior leaders, assesses and manages potential workplace risks relating to health and safety. The Company supports employees with general safety, security, and crisis management training, and by putting specific programs in place for those working in potentially high-hazard environments. For example, the Company supports the physical and mental health of employees and their families by offering online wellness resources, webinars, and telehealth access. The Company maintains a set of operations guidelines to protect the health and safety of all employees, specifically those working in the areas of production, vineyards, tasting rooms, and sales teams.

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

Diversity, Equity, Inclusion, and Belonging

DEIB plays an integral part of the Company’s culture and processes that support recruitment, retention, and development of its employees. DEIB accountability is increasingly important for consumers, employees, and all stakeholders. For example, Crimson’s commitment to gender diversity is reflected in the Company’s senior leadership and its Board of Directors, with female representation in 52% of its leadership roles, the Company’s Chief Executive Officer, and three of the Company’s eight Board members. The Company continues to support its employee-led DEIB council, which has expanded its efforts around important DEIB topics. Differing perspectives and backgrounds help build an enduring company; the diversity of the Company should reflect the diversity of its consumers.

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

The Company’s website is http://www.crimsonwinegroup.com. The Company also makes available through its website, without charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. All references to our website are inactive references for informational purposes only, and are not intended to incorporate by reference any information from or referenced on our website into this Report.

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

Business, Economic, Market and Operating Risks

The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations. We are subject to risks associated with adverse economic conditions in the U.S. and globally, including an economic slowdown or recession, inflation, changes in prevailing interest rates, and the disruption, volatility and tightening of credit and capital markets. Unfavorable global or regional economic conditions could materially and adversely impact our business, liquidity, financial condition and results of operations. Various factors, including the potential impacts of geopolitical uncertainties and international conflicts, inflationary conditions and fluctuating interest rates, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions, including concerns about a potential U.S. or global recession, may lead to decreased consumer spending on discretionary items, including wine. In general, positive conditions in the broader economy promote customer spending, while economic weakness generally results in a reduction of customer spending. Unemployment, tax increases, governmental spending cuts or a return to high levels of inflation could affect consumer spending patterns and purchases of our wines and other alcoholic beverage products. These conditions could also create or worsen credit issues, cash flow issues, access to credit facilities and other financial hardships for us and our suppliers, distributors, accounts and consumers. An inability of our suppliers, distributors and retailers to access liquidity could impact our ability to produce and distribute our wines.

The supply availability and cost increases in raw and processed materials, commodities and labor could materially and adversely affect our business, results of operations and financial condition. We use a large volume of grapes and other raw materials to produce and package our wine, including glass, corks, barrels, and winemaking additives. We purchase raw materials and packaging materials from domestic and international suppliers. An inability of any of our suppliers to satisfy our requirements could materially and adversely affect our business. Our production facilities also use a significant amount of energy in their operations. Energy costs could continue to rise, which would result in higher transportation, freight and other operating expenses. Our freight cost could be adversely affected by a number of factors that could reduce the profitability of our operations, including driver shortages, higher fuel costs, increased government regulation, and other matters. We compete with other entities for skilled management and labor specific to the wine and hospitality industries, including entities that operate in different market sectors than us. Costs to recruit and retain adequate personnel, increased labor costs, the loss of certain personnel, our inability to attract and retain other qualified personnel or a labor shortage that reduces the pool of qualified candidates could adversely affect our results of operations. Our supply and the price of raw materials, packaging materials and energy and the cost of energy, freight and labor used in our productions and distribution activities could be affected by a number of factors beyond our control, including market demand, climate change, global geopolitical events, economic factors, inflation, and fluctuating interest rates. To the extent any of these factors affect the prices of ingredients or packaging or we are unable to recoup costs through price increases of wines sold, our business, results of operations and financial results could be materially and adversely affected.

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

We compete for shelf space in retail stores and for marketing focus by our independent distributors, most of whom carry extensive product portfolios. In accordance with federal and state regulatory requirements, we sell our products nationwide primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the U.S. and in some overseas markets. Sales to distributors are expected to continue to represent a substantial portion of our net revenues in the future. During 2024, one distributor represented approximately 30% of our total net sales. A change in our relationship with any of our significant distributors could harm our business and reduce our sales. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes and regulations. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business. There can be no assurance that the distributors and retailers we use will continue to purchase our products or provide our products with adequate levels of promotional support. Consolidation at the retail tier, among club and chain grocery stores in particular, can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices.

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

A reduction in consumer demand for wines could harm our business. There have been periods in the past in which there were substantial declines in the overall per capita consumption of wine products in our markets. Wine consumption in the United States has experienced a decline in 2024 and declines in future years are possible. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including: a general decline in economic conditions; changes in consumer spending habits and preferences in alcoholic beverage products; increased concern about the health consequences of consuming alcoholic beverage products and about drinking and driving; a trend toward a healthier diet including lighter, lower calorie beverages, such as diet soft drinks, juices and water products; the increased activity of anti-alcohol consumer groups; and increased federal, state or foreign excise and other taxes on alcoholic beverage products. Reductions in demand and revenues would reduce profitability and cash flows.

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

Despite the systems and processes the Company has in place to monitor, detect, mitigate and remediate potential vulnerabilities, on June 30, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that while the cybersecurity incident has not had a material impact on the Company’s overall financial condition or results of operations, its evaluation and response to this incident are ongoing, and the Company may discover other impacts or new events related to this incident that may occur that could affect the Company’s financial condition or results of operations. The Company continues to evaluate additional measures to strengthen its surveillance of cybersecurity threats and to prevent unauthorized cybersecurity incidents on or conducted through its information systems and to strengthen its information backup protocols.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, create uncertainty for companies such as ours. We are committed to maintaining appropriate corporate governance and public disclosure. As a result, we may see an increase in general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm our business prospects.

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

Changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations may increase our costs or restrict our ability to sell our products in certain markets. Government laws and regulations result in increased farming costs, and the sale of wine is subject to taxation in various state, federal and foreign jurisdictions. The amount of wine that we can sell directly to consumers outside of California is regulated, and in certain states we are not allowed to sell wines directly to consumers and/or the amount that can be sold is limited. Changes in these laws and regulations could have an adverse impact on sales and/or increase costs to produce and/or sell wine. The wine industry is subject to extensive regulation by the TTB and various foreign agencies, state liquor authorities, such as the California Department of Alcoholic Beverage Control, and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, and advertising and relations with wholesalers, distributors and retailers. Additionally, various jurisdictions may seek to adopt significant additional product labeling or warning requirements, limitations, or guidelines on the marketing or sale of our wines because of what our wines contain. Several such labeling regulations or laws may require warnings on any product with substances that the jurisdiction lists as potentially associated with cancer. Wine already raises health and safety concerns for some regulators, and heightened requirements could be imposed. If these types of requirements become applicable to our wine under current or future laws or regulations, they may inhibit sales of our wine or increase our costs.

Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements, changes in trade and tariff policies, or increases in excise taxes, income taxes, and property and sales taxes, could affect our financial condition or results of operations. From time to time, many states consider proposals to increase, and some of these states have increased, state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our financial condition, results of operations or cash flows.

We may be subject to litigation, for which we may be unable to accurately assess our level of exposure and which if adversely determined, may have a significant adverse effect on our consolidated financial condition or results of operations. Although our current assessment is that there is no pending litigation that could reasonably be expected to have a significant adverse impact, if our assessment proves to be in error, then the outcome of litigation could have a significant impact on our financial condition or results of operations or cash flows. The Company is, and may in the future become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings, including consumer class actions, such as negligence claims, violation of consumer fraud and deceptive practice statutes, labor claims, breach of contract claims, antitrust litigation, securities litigation, premises liability claims and litigation in foreign jurisdictions. In general, claims made by or against the Company in litigation, investigations, disputes or other proceedings have been and can in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect the Company’s business or financial results or condition. It is not possible to predict the final resolution of the litigation, investigations, disputes, or proceedings with which the Company currently is, or may in the future become, involved. The impact of these matters on the Company’s business, results of operations and financial condition could be material.

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

Significant influence over our affairs may be exercised by our principal stockholders. As of March 7, 2025, the significant stockholders of our company include our directors Joseph S. Steinberg (approximately 15.9% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg’s private charitable foundation) and John D. Cumming (approximately 17.1% beneficial ownership, including ownership by the Ian M. Cumming Charitable Lead Annuity Trust). Accordingly, Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

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

The Company continues to invest in cybersecurity and the resiliency of its networks and to enhance its processes and procedures, which are designed to help protect its systems and infrastructure, and the information they contain. For example, the Company is in the process of further developing its cybersecurity incident response processes and procedures to enhance its ability to identify, assess, and respond to potential cybersecurity threats. Although the Company faces cybersecurity risks in connection with its business, as of the date of this Report, such risks, including as a result of any previous cybersecurity incidents such as the cybersecurity incident described below, have not materially affected (and are not reasonably likely to materially affect) the Company, including its business strategy, results of operations or financial condition. However, we can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations or financial condition.

Despite the systems and processes the Company has in place to monitor, detect, mitigate and remediate potential vulnerabilities, on June 30, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company, which resulted in the Company incurring expenses, including expenses to retain external cybersecurity experts to assist with an investigation into such incident. For additional information, see Note 14 “Commitments and Contingencies” included in Part IV, Item 15 of this Report.

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

On March 7, 2025, the closing sales price for the Company’s common stock was $5.76 per share. As of that date, there were 1,221 stockholders of record. Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The transfer agent for the Company’s common stock is Equiniti Trust Company, 55 Challenger Road, Floor 2, Ridgefield Park, New Jersey 07660.

Repurchase of Equity Securities

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended December 31, 2024 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans[1]	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
October 1-31, 2024	32,724	$6.63	771,960	1,228,040
November 1-30, 2024	13,733	$6.66	785,693	1,214,307
December 1-31, 2024	18,240	$6.46	803,933	1,196,067
Total	64,697

1On March 16, 2023, the Company announced that the Company’s Board of Directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which the Company may repurchase up to an aggregate of 2.0 million shares of the Company’s outstanding common stock. The 2023 Repurchase Program expires on December 31, 2026. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the fiscal year ended December 31, 2024, the Company had repurchased a total of 389,299 shares of its common stock under the 2023 Repurchase Program, at an average purchase price of $6.02 per share for an aggregate purchase price of $2.4 million. During the fiscal year ended December 31, 2023, the Company had repurchased a total of 414,634 shares of its common stock under the 2023 Repurchase Program, at an average purchase price of $6.25 per share for an aggregate purchase price of $2.6 million.

Unregistered Sales of Securities

There have been no sales of unregistered securities by the Company during the fiscal year ended December 31, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,273,000	$7.03	227,000
Equity compensation plans not approved by security holders	—	$—	—
Total	1,273,000	$7.03	227,000
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

As of December 31, 2024, wine inventory includes approximately 0.9 million cases of bottled and bulk wine in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in Item 1. Business of this Report, the wine industry in general, historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower net sales and net income during the first quarter and higher net sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. The Company anticipates similar trends in the future.

Climate Conditions and Extreme Weather Events

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates impacts of climate conditions and weather on its business and plans to disclose any material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. During 2024, Crimson continued to complete upgrades to its facilities to improve water and energy resiliency in addition to performing extensive forest management at Pine Ridge Vineyards for fire mitigation measures. Crimson has plans to advance these initiatives over the next several years. However, we cannot guarantee that such efforts will successfully minimize any damage from a catastrophic event. See “We may not be fully insured against risk of catastrophic loss to wineries, production facilities or distribution systems as a result of earthquakes, fires, floods or other events, some of which may be exacerbated by climate change, which may cause us to experience a material financial loss” under Item IA. Risk Factors of this Report.

The Company’s 2024 harvest yielded 1,388 tons of fruit or approximately 2.9 tons per producing acre, holding steady from the year prior and trending near its seven-year average. Depending on the wine, the production cycle from harvest to bottled sales is anywhere from one to three years.

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

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, projected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or profitability for the Company’s products are less than previously estimated, then the carrying value of the inventories may need to be reduced, resulting in additional expense and reduced profitability. The Company’s inventory write-downs may consist of reductions to bottled or bulk wine inventory. Crop insurance proceeds from farming losses may be recorded as offsets against previously recognized write-downs. Inventory write-downs of $0.9 million were recorded during each of the years ended December 31, 2024 and 2023.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. The Company recorded $0.4 million of asset disposals related to vineyard development during the year ended December 31, 2024 and there were no significant asset disposals related to vineyard development during the year ended December 31, 2023.

Review of Long-lived Assets for Impairment – For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. Other than goodwill, the Company currently has no intangible assets with indefinite lives. All of the Company’s goodwill and substantially all definite-lived intangible assets resulted from the acquisitions of Seghesio Family Vineyards in May 2011 and Seven Hills Winery in January 2016. Amortization of definite-lived intangible assets is recorded on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 20 years. The Company evaluates goodwill for impairment at the end of each year or more often if a triggering event occurs, and has concluded that goodwill was not impaired during the years ended December 31, 2024 and 2023.

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

Recoverability of long-lived assets is measured using a comparison of the carrying amount of an asset group to the fair value or future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is discussed in Item 1. Business of this Report.

The Company recorded no impairment charges during the years ended December 31, 2024 and 2023.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Sales

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	Increase (Decrease)	% change
Wholesale	$41,079	$40,833	$246	1%
Direct to Consumer	27,968	27,453	515	2%
Other	3,938	4,116	(178)	(4)%
Total net sales	$72,985	$72,402	$583	1%

Wholesale net sales increased $0.2 million, or 1%, in 2024 as compared to 2023, primarily driven by an increase in export wine sales as a result of increased shipments to key markets.

Direct to Consumer net sales increased $0.5 million, or 2%, in 2024 as compared to 2023. The increase was primarily driven by sales increases in Ecommerce and tasting rooms partially offset by a decrease in wine club sales as compared to 2023. Current year promotions drove the increase in Ecommerce sales and higher visitations drove the increase of sales within tasting rooms. The decrease in wine club sales is a result of lower club memberships in the current year compared to 2023.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.2 million, or 4%, in 2024 as compared to 2023. The decrease was primarily driven by lower sales of excess bulk wine and custom winemaking service revenues partially offset by higher sales generated from tasting fees and non-wine retail sales.

Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	Increase (Decrease)	% change
Wholesale	$16,248	$14,983	$1,265	8%
Wholesale gross margin percentage	40%	37%
Direct to Consumer	18,108	18,111	(3)	—%
Direct to consumer gross margin percentage	65%	66%
Other	697	589	108	18%
Total gross profit	$35,053	$33,683	$1,370	4%

Wholesale gross profit increased $1.3 million, or 8%, in 2024 as compared to 2023 primarily driven by margin improvements. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 290 basis points driven by sales mix of higher priced wines as well as lower cost vintages when compared to 2023.

Direct to Consumer gross profit in 2024 was comparable to 2023. Direct to Consumer gross margin percentage decreased 130 basis points in 2024 as compared to 2023, primarily driven by channel mix of lower wine club sales and higher Ecommerce sales.

“Other” includes gross profit on bulk wine and grape sales, custom winemaking services, event fees, tasting fees, non-wine retail sales, and inventory write-downs. Other gross profit increased $0.1 million, or 18%, in 2024 as compared to 2023 and is primarily driven by lower inventory write-downs.

Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	Increase	% change
Sales and marketing	$18,596	$17,762	$834	5%
General and administrative	15,584	13,909	1,675	12%
Total operating expenses	$34,180	$31,671	$2,509	8%

Sales and marketing expenses increased $0.8 million, or 5%, in 2024 as compared to 2023 primarily driven by increased compensation expenses, sales incentives, and marketing expenses.

General and administrative expenses increased $1.7 million, or 12%, in 2024 compared to 2023 primarily driven by $0.8 million in higher sales taxes, $0.6 in higher compensation, $0.5 million in higher depreciation expenses, and $0.3 million in higher professional fees, partially offset by reversals of previously recorded stock-based compensation expense (as discussed in Note 10, “Stockholders’ Equity and Stock-Based Compensation”) included in Part IV, Item 15, Exhibits and Financial Statement Schedules of this Report totaling $0.5 million.

Other (Expense) Income

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	Change	% change
Interest expense, net	$(781)	$(826)	$45	5%
Other income, net	1,834	3,123	(1,289)	(41)%
Total other income, net	$1,053	$2,297	$(1,244)	(54)%

Interest expense, net, decreased slightly in 2024. The decrease was primarily driven by lower interest expense on declining principal balances on the 2015 and 2017 Term Loans.
Other income, net, decreased $1.3 million, or 41%, in 2024 as compared to 2023 primarily driven by a lower settlement payout for $0.3 million received in the current year compared to the $1.9 million settlement payout received in the previous year from the Fire Victim Trust (formed in connection with PG&E Corporation and Pacific Gas and Electric Company’s joint plan of reorganization under Chapter 11) related to the 2017 wildfires. The overall net decrease was partially offset by increased investment income correlated with a higher interest rate environment in the current year.

Income Tax Provision
The Company’s income tax provision decreased $0.9 million in 2024 as compared to 2023. The effective tax rate was 24.1% for 2024 as compared to 26.9% for 2023. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for 2024 and 2023 was primarily attributable to state income taxes and other nondeductible items.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity are its available cash and cash equivalents, investments in available for sale securities, funds generated from operations and bank borrowings. The Company’s primary cash needs are to fund working capital requirements and capital expenditures. The Company has maintained adequate liquidity to meet working capital requirements, fund capital expenditures, meet payroll, repay scheduled principal and interest payments on debt, and maintain compliance with debt covenants. The Company’s capital program is designed to operate within or near operating cash flow and may fluctuate with strategic initiatives and other factors impacting cash flow. The Company had an early start to the harvest season in 2024, leading to a significant number of grower payments to be made in the current year (i.e., 2024) instead of such payments being made in the subsequent year (i.e., 2025) as would have been typically expected. Adjusted for these grower payments, the Company’s operating cash flow fully funded its capital expenditures in 2024.

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

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with American AgCredit, as agent for the lenders. The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. On June 15, 2023, the Company executed a fifth amendment to the Revolving Credit Facility with American AgCredit, which extended the termination date of the Revolving Loan and the Term Revolving Loan to May 31, 2028 along with updates to other terms of the Revolving Credit Facility. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.125% to 0.225%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the Term Secured Overnight Financing Rate. The Revolving Credit Facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to stockholders and restrictions on certain mergers, consolidations, and sales of assets. Crimson and its subsidiaries were in compliance with all debt covenants as of December 31, 2024. No amounts have been borrowed under the Revolving Credit Facility to date.

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of December 31, 2024, $10.2 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of December 31, 2024, $6.4 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified fixed charge coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants as of December 31, 2024.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the years ended December 31, 2024 and 2023 (in thousands):

Net cash provided by (used in):	2024	2023
Operating activities	$2,677	$5,953
Investing activities	(906)	(5,142)
Financing activities	(3,518)	(3,739)

Cash provided by operating activities

Net cash provided by operating activities was $2.7 million in 2024, consisting primarily of $0.9 million of net income adjusted for $10.1 million of non-cash items and $8.3 million of net cash outflows related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, deferred income taxes, net loss on disposal of property and equipment, along with other offsetting items. The change in operating assets and liabilities was primarily due to an increase in inventory and accounts receivable and decrease in accounts payable and customer deposits, partially offset by a decrease in other current assets.
Net cash provided by operating activities was $6.0 million in 2023, consisting primarily of $3.1 million of net income adjusted for $10.1 million of non-cash items and $7.2 million of net cash outflows related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, deferred income taxes, and stock-based compensation. The change in operating assets and liabilities was primarily due to an increase in inventory, accounts receivable, and other current assets, partially offset by an increase in accounts payable and customer deposits.

Cash used in investing activities

Net cash used in investing activities was $0.9 million in 2024, consisting primarily of capital expenditures of $5.4 million partially offset by net redemptions of available for sale investments of $4.4 million and proceeds from disposals of property and equipment and principal payments received on notes receivable totaling $0.1 million.
Net cash used in investing activities was $5.1 million in 2023, consisting primarily of capital expenditures of $9.0 million, partially offset by net redemptions of available for sale investments of $3.9 million.

Cash used in financing activities

Net cash used in financing activities was $3.5 million in 2024, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $2.4 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $1.1 million.
Net cash used in financing activities was $3.7 million in 2023, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $2.6 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $1.1 million.

Share Repurchases

In March 2023, the Company commenced the 2023 Repurchase Program that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the twelve months ended December 31, 2024, the Company repurchased 389,299 shares of its common stock at an average purchase price of $6.02 per share for an aggregate purchase price of $2.4 million. In 2023, the Company repurchased a total of 414,634 shares of its common stock at an average purchase price of $6.25 per share for an aggregate purchase price of $2.6 million. The Company’s share repurchases were funded through cash on hand, and the shares were retired.

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

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of its management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.

For the year ended December 31, 2024, the Company’s independent registered public accounting firm, BPM LLP, was not required to report on the effectiveness of the Company’s internal control over financial reporting due to exemptions allowed to filers with a non-accelerated filer status in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

As of March 18, 2025, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below. Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

John D. Cumming, age 57. Mr. Cumming was elected as Chairman of Crimson in June 2015 after serving as a director of the Company since February 2013. Mr. Cumming is Founder and Executive Chairman of POWDR Corp., a private ski resort and summer camp operating company. In addition to leading POWDR Corp., Mr. Cumming holds many positions in related fields, including Chairman of Snowbird Holdings LLC, Board Member of the Cumming Foundation, Chairman of Cumming Capital Management, formerly known as American Investment Company, Chairman of Cumming Trust Management and U.S. Ski & Snowboard Foundation Trustee. He is Founder and Chairman Emeritus of The Park City Community Foundation, Chairman Emeritus of Outside TV and a founding shareholder of Mountain Hardwear.

Annette D. Alvarez-Peters, age 63, was elected as a director of the Company in May 2021. She is the founder of annette a.p. Wine & Spirits Inc., a consultancy focused on business development and merchandising for the wine and spirits industry. Ms. Alvarez-Peters previously had a 37-year career with Costco Wholesale, including 25 years in the Beverage Alcohol Department, retiring as Assistant Vice President and General Merchandise Manager. A top leader in the industry, Ms. Alvarez-Peters has been recognized by M. Shanken Communications, publisher of Wine Spectator; Wine Business Monthly; Decanter; and Wine Enthusiast. She holds the Diploma Certification from the Wine & Spirits Education Trust and the Certified Wine Educator designation from the Society of Wine Educators.

Douglas M. Carlson, age 68, was elected as a director of the Company in March 2013. Mr. Carlson was appointed CEO of Good Idea, Inc. in January 2022. Good Idea produces the first functional beverage clinically proven to boost metabolism, harness natural energy and to help balance blood sugar. In addition, from August 2015 to June 2022, he served as CEO and Chairman of Tommy’s Superfoods, LLC. From October 2013 to July 2015, Mr. Carlson was the Executive Vice President and Chief Marketing Officer of NOOK Media LLC, a subsidiary of Barnes & Noble, Inc. From April 2010 to September 2013, Mr. Carlson was Managing Partner of Rancho Valencia Resort & Spa, a tennis resort that includes fractional real estate. Prior to that, Mr. Carlson was Executive Chairman and Managing Director of Zinio, LLC and VIV Publishing, a digital publishing, retail and distribution platform for magazines, since 2005. Mr. Carlson co-founded FIJI Water Company LLC, Inc. in 1996 and served as its Chief Executive Officer from 1996 to 2005. Prior to joining FIJI, Mr. Carlson served as the Senior Vice President and Chief Financial Officer for The Aspen Skiing Company, from 1989 to 1996. Mr. Carlson has managerial and investing experience both within and outside the hospitality industry, as well as having been a certified public accountant.

Avraham M. Neikrug, age 55, was elected as a director of the Company in February 2013. Mr. Neikrug has been the Managing Partner of Goldenhill Ventures, a private investment firm that specializes in buying and building businesses in partnership with management, since June 2011. Mr. Neikrug has managerial and investing experience in a broad range of businesses through his founding and operating of JIR Inc., a company involved in the development of regional cable television throughout Russia, JIRP, a business-to-business internet service provider (ISP) based in Austria, and M&A Argentina, a private equity effort in Argentina. Avraham M. Neikrug’s father is a first cousin to Joseph S. Steinberg.

Colby A. Rollins, age 50, was elected as a director of the Company on April 25, 2018. Mr. Rollins is currently the Managing Director and Co-CEO of Cumming Capital Management, a family-owned investment company with diversified holdings. Previously, he served as the Chief Operations Officer of Cumming Capital Management from January 2009 to December 2021. John Cumming, Chairman of Crimson Wine Group is also the Chairman of Cumming Capital Management. Mr. Rollins served as a Director, Chief Operations Officer, and Chief Financial Officer of Wing Enterprises, Inc., a privately-owned ladder company, from 2004 to 2008. He also has managerial and investment experience, including serving on the board of directors for Powdr Corporation, IPT, LLC (dba PayLock Parking Solutions), MTI Partners, LLC, PMH Investors, LLC, Snowbird Holdings, LLC, City Roasting Company, LLC and Pawtree, LLC. Mr. Rollins was also a certified public accountant with Deloitte and Touche.

Joseph S. Steinberg, age 81, was elected as a director of the Company in February 2013. Mr. Steinberg has been Chairman of the Board of Directors of Jefferies Financial Group, Inc. since its 2013 merger with Leucadia National Corporation, where he served as Director and President beginning in 1979. Prior to the merger, he served on the Board of Directors of Jefferies Group, Inc. for several years. Mr. Steinberg has represented Jefferies’ investments by serving on several boards, including the boards of directors of HomeFed Corporation until its merger with Jefferies Financial Group in 2019; HRG Group, Inc.; Spectrum Brands Holdings, Inc.; and Fidelity & Guaranty Life. Recently, Mr. Steinberg served on the board of Pershing Square Tontine Holdings, Ltd. Mr. Steinberg is the Chairman of St. Ann’s Warehouse, a theater in DUMBO, Brooklyn, a Life Trustee of New York University, and Trustee of the National Film Preserve, the presenter of the Telluride Film Festival. A graduate of New York University in 1966 and the Harvard Business School in 1970, Mr. Steinberg previously served as a Peace Corps Volunteer in Jamaica, West Indies.

Luanne D. Tierney, age 61, was elected as a director of the Company on November 5, 2018. Ms. Tierney is the Chief Marketing Officer at Mission Cloud. Ms. Tierney is a seasoned board director and advisor with a broad depth of experience driving companies to best leverage technology, data, information, and the cloud in the digital age. Ms. Tierney has over 25 years in leadership, marketing strategy roles, and driving growth through partner ecosystems. Ms. Tierney has deep Go-To-Market and P&L experience navigating through multiple stages of growth, global expansion, leadership transitions, strategy development, planning, people, and change management. She is an active Board director and advisor for both public and private companies. Ms. Tierney is a guest lecturer at Pepperdine Graziadio School of Business. She is active in multiple organizations that support and prepare women in technology to advance their careers. She is a frequent speaker for industry events, leadership panels, and in university courses.

Jennifer L. Locke, age 52, has served as Chief Executive Officer of Crimson since December 2019 and was elected as a director of the Company in October 2024. Ms. Locke brings to the Company inspirational leadership skills and an industry-wide reputation for delivering results and leading high-performing teams in a collaborative and innovative style. Prior to joining Crimson, Ms. Locke was Senior Vice President of U.S. Luxury and Direct-to-Consumer Sales, Americas, at Treasury Wine Estates, a publicly traded global wine company, based in Melbourne, Australia. A Northwest native, Ms. Locke previously was Director of National Wholesale, Export and Direct-to-Consumer Sales at Willakenzie Estate and was Pacific Senior Regional Sales Manager at Chalone Wine Group. She began her hospitality industry career more than 20 years ago as a wine buyer and training manager at several fine-dining restaurants in Seattle.

Adam D. Howell, age 38, has served as Chief Financial Officer of Crimson since December 2023. Prior to joining Crimson, Mr. Howell held a variety of roles since 2018 at The Duckhorn Portfolio, Inc., a publicly traded luxury wine company, serving most recently as Senior Vice President, Finance and Accounting since December 2022. From May 2020 to December 2022, Mr. Howell’s responsibilities as Vice President, Finance included oversight of key areas including corporate finance, financial reporting, and tax. Mr. Howell is a Certified Public Accountant.

Nicolas M.E. Quillé, MW, age 52, has served as Chief Winemaking and Operations Officer since May 2018. Mr. Quillé previously was the General Manager and Head Winemaker of Banfi Vintners’ boutique portfolio of wineries in the Pacific Northwest. He spent the last 30 years in a variety of winegrowing positions in both France and the United States. In addition to his role with Banfi, his U.S. experience includes winegrowing and management positions with Pacific Rim and Bonny Doon. Prior to moving to the United States, Mr. Quillé worked in Burgundy (Antonin Rodet and Domaine Prieur), Provence (Domaine de la Courtade), Champagne (Laurent Perrier) and Portugal (Taylor’s Port). Mr. Quillé is a member of the Institute of Masters of Wine.

Meetings and Committees
During 2024, the Board of Directors met four times. All seven of the Company’s then directors attended the 2024 Annual Meeting of Stockholders.
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
Audit Committee
The Board of Directors has adopted a charter for the Audit Committee, which is available on the Company’s website, www.crimsonwinegroup.com. The Audit Committee consists of Mr. Carlson, who serves as the Chairman, Mr. Neikrug and Mr. Rollins. The Board of Directors has determined that Mr. Carlson is qualified as an audit committee financial expert within the meaning of regulations of the SEC and that each of Messrs. Carlson, Neikrug and Rollins is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for audit committee members. During 2024, the Audit Committee met four times.
Compensation Committee
The Compensation Committee, formed in 2018, (i) reviews and approves the compensation of the Company’s executive officers, (ii) establishes, oversees and administers compensation policies and programs for the Company’s employees, and (iii) administers the Company’s incentive compensation plan. The Board of Directors has adopted a charter for the Compensation Committee, which is available on the Company’s website, www.crimsonwinegroup.com. The Compensation Committee currently consists of Mr. Rollins, who serves as the Chairman, and Mr. Neikrug, each of whom is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for compensation committee members. Each member of the Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. During 2024, the Compensation Committee met two times.
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
The Nominating Committee shall periodically review the appropriate skills and characteristics of members of the Board. While there is no formal policy for considering diversity when evaluating director nominees, the Nominating Committee, as well as any third-party search firm that it engages, is committed to considering qualified candidates with a diversity of experience and perspective, including diversity with respect to areas of expertise, gender, race, ethnicity, experience and geography. This assessment includes the following factors: diversity (including diversity of skills, background, and experience); business and professional background; financial literacy and expertise; availability and commitment; independence; and other criteria that the Nominating Committee or the full Board finds relevant. When searching for new director nominees, the Committee, as well as any third-party search firm that it engages, is committed to considering qualified candidates with a diversity of experience and perspective, including diversity with respect to areas of expertise, gender, race, ethnicity, experience, and geography. During 2024, the Nominating Committee met one time.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of these reports filed electronically with the SEC and written representations from the Company’s executive officers and directors, the Company believes that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis during fiscal year 2024, except that (i) on March 11, 2024, late Form 4s were filed by Jennifer L. Locke and Nicolas M.E. Quillé in respect of the vesting of a tranche of previously awarded options, the vesting of which was subject to the Company’s satisfaction of certain performance-based requirements for the fiscal year ending December 31, 2023, which was determined to have been achieved by the Compensation Committee on March 6, 2024, and (ii) on April 1, 2024, a late Form 4 was filed by Annette D. Alvarez-Peters in respect of the purchase of 625 shares of common stock of the Company on March 22, 2024.

Code of Business Practice

The Company has adopted a Code of Business Practice that applies to all of its directors, officers and employees (including the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions), and a Code of Practice, which is applicable to its principal executive officer, principal financial and accounting officer and other senior financial officers. Both the Code of Business Practice and the Code of Practice are available on the Company’s website at https://crimsonwinegroup.investorroom.com/corporate-governance, or in print to any stockholder who requests it from the Company’s Corporate Secretary at 5901 Silverado Trail, Napa, CA 94558, free of charge. Any amendments to, or waivers from, a provision of the Code of Business Practice or the Code of Practice requiring disclosure under applicable rules with respect to any of the Company’s executive officers or directors will be posted on its website within four business days of such amendment or waiver at www.crimsonwinegroup.com.

Insider Trading Policy

The Company has adopted the Insider Trading and Anti-Tipping Policy (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of its securities by its directors, officers and employees that it believes is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. While the Insider Trading Policy does not apply to the Company directly, it is the Company’s practice to follow the same guidelines and restrictions on transactions involving our securities that apply to our directors, officers and employees. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Report.

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

Stock Ownership Requirements

The Company does not have a formal stock ownership requirement, although two of its directors, Messrs. John D. Cumming and Joseph S. Steinberg, respectively, beneficially own approximately 17.1% and 15.9% of the Company’s outstanding common stock as of March 7, 2025.
Accounting and Tax Matters

As of December 31, 2024, a total of 1,273,000 shares of option grants were issued and remained outstanding with no stock activities related to exercises, forfeitures or expirations during the year. As of December 31, 2024, 284,700 shares of option grants vested and are exercisable. For additional information, refer to Note 10 “Stockholders’ Equity and Stock-Based Compensation” included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report.

Executive Compensation

The following table shows, for fiscal years 2024 and 2023, all of the compensation earned by, awarded to or paid to the Company’s named executive officers (as defined by Item 402(m)(2) of Regulation S-K).

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Option Awards(2)	Non-equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Jennifer L. Locke	2024	$412,673	$—	$179,526	$24,837	$617,036
Chief Executive Officer	2023	$396,280	$—	$186,123	$25,211	$607,614
Adam D. Howell	2024	$315,000	$300,396	$50,000	$17,888	$683,284
Chief Financial Officer(5)
Nicolas M.E. Quillé	2024	$323,401	$—	$113,163	$22,115	$458,679
Chief Operating Officer and Chief Winegrower	2023	$311,728	$303,324	$120,069	$22,235	$757,356

(1)Base salary under employment agreements with subsequent increases at the Board of Directors’ sole discretion.
(2)Amount represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 “Stockholders’ Equity and Stock-Based Compensation” included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report. See “2024 Outstanding Equity Awards at Fiscal Year-End” for additional information regarding all options awards outstanding as of December 31, 2024. The option award amounts are non-cash in the year of grant as each grant has both time-based and performance-based vesting requirements that must be met before a set number of shares of option grants vest and become exercisable.
(3)Non-equity incentive plan amounts for 2024 for Ms. Locke and Mr. Quillé were determined by the Company in its discretion up to an agreed-upon target percentage of base salary (as outlined under “Executive Agreements”) and based upon the Company’s performance and individual performance, as determined by the Company, against goals mutually agreed upon between these individuals and the Company. In 2024, Mr. Howell earned $50,000 as a result of the successful achievement of certain performance objectives as outlined in Mr. Howell’s employee agreement (as discussed under “Executive Agreements”).
(4)Includes 401(k) contributions, car allowances, and health club reimbursements paid by the Company.
(5)Effective December 12, 2023, Adam D. Howell was appointed as Chief Financial Officer of the Company.

2024 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards held by the Company’s named executive officers at December 31, 2024.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jennifer L. Locke	12/04/2019 (1)	89,000	—		$6.87	12/03/2026
	07/06/2021 (2)	49,500	16,500		$8.88	07/06/2028
	03/11/2022 (3)	50,000	100,000	350,000	$7.50	03/10/2032
Nicolas M.E. Quillé	07/06/2021 (2)	36,750	12,250		$8.88	07/06/2028
	03/01/2023 (4)	2,300	9,200	103,500	$5.95	03/01/2033
Adam D. Howell	03/22/2024 (4)	—	—	115,000	$5.78	03/22/2034

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

Adam D. Howell. On December 12, 2023, the Company entered into an agreement with Mr. Howell. The agreement continues until terminated by the Company or Mr. Howell at any time and for any reason or for no reason with or without notice. Mr. Howell is eligible for an annual bonus in an amount to be determined by the Company in its discretion up to 40% bonus target of base salary. The amount of any annual bonus will be based upon the Company’s performance and Mr. Howell’s performance, as determined by the Company, against goals mutually agreed upon between Mr. Howell and the Company. Pursuant to the agreement, Mr. Howell is eligible to participate in a long term incentive plan, receive an annual car allowance benefit of $10,200 and participate in standard company benefits. Additionally, under such agreement, for 2024, Mr. Howell is eligible to earn a “stub-year” cash bonus of up to $50,000, 50% of which will be paid within 10 days following the successful completion of the Company’s 2023 year end close and audit and 50% of which will be paid within 10 days following the successful completion of the Company’s first quarter 2024 close, provided that Mr. Howell remains employed with the Company through the applicable payment dates. Mr. Howell is entitled to certain benefits if his employment is terminated or upon other events. See “Potential Payments on Termination or Change of Control” below.

Potential Payments Upon Termination or Change of Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s employment agreement if, as of December 31, 2024, their employment had been terminated (including termination in connection with a change in control). Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

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

Adam D. Howell. In the event Mr. Howell’s employment is terminated by the Company without Cause (as defined in his employment agreement) or by him with Good Reason (as defined in his employment agreement), he will be entitled to receive a cash severance payment equal to 12 months of his then base salary. The severance will be paid to him in installments over a 12 month period, in accordance with the Company’s normal payroll cycle. In addition, Mr. Howell’s equity award of stock options are subject to full acceleration of vesting upon the occurrence of certain events, including: (i) a Change of Control (as defined in the Company’s 2022 Omnibus Incentive Plan); (ii) the termination of employment by the Company without Cause, and (iii) the termination of employment by him for Good Reason.

Director Compensation

As approved in March 2013, the Company’s non-employee directors receive an annual retainer of $25,000 for serving on the Board of Directors and a per meeting fee of $2,500 for each Board, committee or shareholder meeting attended in person. Mr. Carlson receives an additional $26,000 annually for serving as Chairman of the Audit Committee, and Messrs. Neikrug and Rollins receive an additional $17,000 annually for serving on the Audit Committee. Mr. Rollins receives an additional $26,000 annually for serving as the Chairman of the Compensation Committee and Mr. Neikrug receives an additional $17,000 annually for serving on the Compensation Committee. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings. The 2024 director compensation for the Company’s non-employee directors is set forth below. The compensation of Ms. Locke is set forth in the Summary Compensation Table. She did not receive any compensation for her duties as a member of the Board of Directors.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
The Company’s Board of Directors previously adopted an equity compensation plan, which allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and other stock-based awards, and performance-based compensation awards to its officers, employees, and non-employee directors. The equity compensation plan was approved by the Board of Directors and administered by the Compensation Committee, which is authorized to recommend the officers, employees and non-employee directors to whom awards will be granted, and to determine the type and amount of such awards. The maximum number of shares available for issuance under the plan is 1,500,000 with additional information on outstanding awards of stock options and remaining available as of December 31, 2024 detailed below.
The following table summarizes compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,273,000	$7.03	227,000
Equity compensation plans not approved by security holders	—	$—	—
Total	1,273,000	$7.03	227,000

The terms of equity compensation plans are described in Note 10 “Stockholders’ Equity and Stock-Based Compensation” to the consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report.

Present Beneficial Ownership

Set forth below is certain information as of March 7, 2025, except to the extent indicated otherwise in the footnotes, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to the Company’s knowledge, is the beneficial owner of more than five percent of the total outstanding common shares, which is the Company’s only class of voting securities, (2) each director, (3) each of the named executive officers included in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by its directors and (5) all of its current executive officers and directors as a group. The percentage ownership information under the column entitled “Percent of Class” is based on 20,607,254 shares of common stock outstanding as of March 7, 2025. Unless otherwise stated, (i) the business address of each person listed is c/o Crimson Wine Group, 5901 Silverado Trail, Napa, CA 94558 and (ii) each person and entity listed has sole voting power and sole dispositive power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Named directors and executive officers
John D. Cumming	3,521,321	(a)(e)(g)	17.1%
Joseph S. Steinberg	3,282,358	(b)(f)	15.9%
Jennifer L. Locke	242,500	(c)	1.2%
Douglas M. Carlson	5,000		*
Avraham M. Neikrug	4,000		*
Annette D. Alvarez-Peters	2,500		*
Colby A. Rollins	1,000		*
Luanne D. Tierney	68		*
Nicolas M.E. Quillé	55,600	(d)	*

Adam D. Howell	—		—
All directors and current executive officers as a group (10)	7,114,347		34.5%
Charitable foundations and 5% or greater stockholder
Cumming Foundation	27,486	(e)	0.1%
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	33,000	(f)	0.2%
The Ian M. Cumming Charitable Lead Annuity Trust	2,410,828	(g)	11.7%
PO Box 4902
Jackson, WY 83001
Beck, Mack & Oliver LLC	1,842,295	(h)	8.9%
565 Fifth Avenue
New York, NY 10017
Elgethun Capital Management	1,469,364	(i)	7.1%
231 S. Phillips Ave, Suite 201
Sioux Falls, SD 57104
Mario J. Gabelli	1,225,503	(j)	5.9%
One Corporate Center
Rye, New York 10580-1435
* Less than 1%.

(a)Includes 1,110,493 (5.4%) shares owned directly by Mr. John D. Cumming and 2,410,828 (11.7%) shares owned by The Ian M. Cumming Charitable Lead Annuity Trust (the “CLAT”).
(b)Includes 1,158,229 (5.6%) shares owned directly owned by Mr. Joseph S. Steinberg and 13,920 (less than 0.1%) shares of common stock beneficially owned by Mr. Steinberg’s wife and daughter, 1,786,627 (8.7%) shares of common stock held by corporations that are wholly owned by Mr. Steinberg, or held by corporations that are wholly owned by family trusts as to which Mr. Steinberg has sole voting and dispositive control, or held by such trusts, and 323,582 (1.6%) shares of common stock held in a trust for the benefit of Mr. Steinberg’s children as to which Mr. Steinberg may be deemed to be the beneficial owner.
(c)Amount represents shares issuable to Ms. Locke upon exercise of options that have vested as of March 7, 2025.
(d)Amounts include shares issuable to Mr. Quillé upon exercise of options that have vested as of March 7, 2025.
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
(h)Based on a Schedule 13G/A filed by Beck, Mack & Oliver LLC with the SEC on February 14, 2024.
(i)Based on a Schedule 13G/A filed by Elgethun Capital Management with the SEC on February 10, 2025.
(j)Based on a Schedule 13D filed by Mr. Gabelli with the SEC on March 3, 2016. All shares are held directly or indirectly in entities that Mr. Gabelli either controls or for which he acts as chief investment officer, including 345,000 shares (1.7%) owned by GAMCO Asset Management Inc., 370,503 shares (1.8%) owned by Gabelli Funds, LLC and 510,000 shares (2.5%) owned by Teton Advisors, Inc.

As of March 7, 2025, Cede & Co. held of record 16,491,254 shares of the Company’s common stock (approximately 80.03% of the Company’s total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.
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

Item 14.     Principal Accountant Fees and Services.

The Board of Directors has adopted a policy for pre-approval by the Audit Committee of all audit and non-audit work performed by the Company’s independent registered public accounting firm and has pre-approved (i) certain general categories of work where no specific case-by-case approval is necessary (“general pre-approvals”) and (ii) categories of work which require the specific pre-approval of the Audit Committee (“specific pre-approvals”). For additional services or services in an amount above the annual amount that has been pre-approved, additional authorization from the Audit Committee is required. The Audit Committee has delegated to the Chairman of the Audit Committee the ability to pre-approve all of these services in the absence of the full committee. Any pre-approval decisions made by the Chairman of the Audit Committee under this delegated authority will be reported to the full Audit Committee. All requests for services to be provided by the Company’s independent registered public accounting firm that do not require specific approval by the Audit Committee must be submitted to the Chief Financial Officer of the Company, who shall determine whether such services are in fact within the scope of those services that have received the general pre-approval of the Audit Committee. The Chief Financial Officer reports to the Audit Committee periodically, at a minimum quarterly.

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to the Company’s independent registered public accounting firm for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K and the review of financial statements included in the Company’s Form 10-Qs or services that are normally provided in connection with statutory and regulatory filings or engagements. Audit Related Fees include the fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including the audit of the Company’s 401(k) plan. For the years ended December 31, 2024 and 2023, BPM LLP, the Company’s independent registered public accounting firm did not perform any tax related or other services for the Company.
Fees paid to the Company’s independent public accountant associated with the 2024 and 2023 audit consisted of the following:

	Year Ended December 31,
	2024	2023
Audit Fees	$363,200	$346,000
Audit Related Fees	17,100	19,300
Total	$380,300	$365,300

All fees described above were approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(2)	Financial Statement Schedules.
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

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the February 25, 2013 Form 8-K).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the February 25, 2013 Form 8-K).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 19, 2024).
4.2	Form of Specimen Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12G).
10.1+	Offer Letter between Crimson Wine Group, Ltd. and Jennifer Locke, dated November 4, 2019 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 7, 2019).
10.2	Tax Matters Agreement dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 25, 2013).
10.3+	Crimson Wine Group, Ltd. 2013 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed on February 25, 2013).
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
10.18+
Form of Notice of Grant of Nonqualified Stock Options and Nonqualified Stock Option Award Agreement under the Crimson Group, Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 5, 2021).

10.19+
First Amendment to Employment Agreement, dated March 11, 2022, by and between Crimson Wine Group, Ltd. And Jennifer L. Locke (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 12, 2022).

10.20+	2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 27, 2022).
10.21+	Form of Notice of Grant of Nonqualified Stock Options and Nonqualified Stock Option Award Agreement under the Crimson Group, Ltd. 2022 Omnibus Incentive Plan.
10.22
Third Amendment to Credit Agreement, dated March 3, 2023, by and among Crimson Wine Group, Ltd. Pine Ridge Winery, LLC., Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC and American AgCredit FLCA (incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 19, 2024).

10.23
Fourth Amendment to Credit Agreement, dated May 31, 2023, by and among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC, Double Canyon Vineyards, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2023).

10.24
Fifth Amendment to Credit Agreement, dated June 15, 2023, by and among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC, Double Canyon Vineyards, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 16, 2023).

10.25+	Offer Letter, dated November 17, 2023, between Crimson Wine Group, Ltd. and Adam D. Howell (incorporated by reference to Exhibit 10.28 to Form 10-K filed on March 19, 2024).
14.1	Crimson Wine Group, Ltd. Code of Business Practice (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 13, 2023).
14.2	Crimson Wine Group, Ltd. Code of Practice for the Principal Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 13, 2023).
19.1*	Insider Trading and Anti-Tipping Policy.
21.1	List of Subsidiaries of Crimson Wine Group, Ltd. (filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10–12G).
23.1*	Consent of BPM LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2024, formatted in Inline XBRL.
*	Filed herewith.
**	Furnished herewith.
+	Management Employment Contract or Compensatory Plan/Arrangement.

Item 16.       Form 10-K Summary.

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON WINE GROUP, LTD.

March 18, 2025	By:	/s/ Jennifer L. Locke
Name: Jennifer L. Locke
Title: Chief Executive Officer and Director

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

Date	Signature	Title

March 18, 2025 By:	/s/ Jennifer L. Locke	Chief Executive Officer and Director
	Jennifer L. Locke	(Principal Executive Officer)

March 18, 2025 By:	/s/ Adam D. Howell	Chief Financial Officer
	Adam D. Howell	(Principal Financial and Accounting Officer)

March 18, 2025 By:	/s/ John D. Cumming	Chairman of the Board of Directors
John D. Cumming

March 18, 2025 By:	/s/ Annette D. Alvarez-Peters	Director
Annette D. Alvarez-Peters

March 18, 2025 By:	/s/ Douglas M. Carlson	Director
Douglas M. Carlson

March 18, 2025 By:	/s/ Avraham M. Neikrug	Director
Avraham M. Neikrug

March 18, 2025 By:	/s/ Colby A. Rollins	Director
Colby A. Rollins

March 18, 2025 By:	/s/ Joseph S. Steinberg	Director
Joseph S. Steinberg

March 18, 2025 By:	/s/ Luanne D. Tierney	Director
Luanne D. Tierney

Report of Independent Registered Public Accounting Firm

March 18, 2025

To the Board of Directors and Stockholders of
Crimson Wine Group, Ltd.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Crimson Wine Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Inventory Valuation
As discussed in Notes 2 and 4 to the consolidated financial statements, inventory consists mainly of bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out basis. Costs associated with winemaking and manufacturing products for sale include costs incurred directly and indirectly in production which includes material, labor, and an allocation of overhead. As required, the Company reduces the carrying value of inventory that is obsolete or in excess of estimated usage, or for which cost exceeds sales price, to estimated net realizable value. Estimates of net realizable value include the Company’s analysis of market prices, historical usage, anticipated demand, alternative uses of its inventory, as well as other qualitative factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are charged to cost of sales. Inventory, net of write-downs of $0.9 million for each of the two years in the period ended December 31, 2024, was $62.1 million and $58.1 million as of December 31, 2024 and 2023, respectively.

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

Sincerely,

BPM LLP
We have served as the Company’s auditor since 2018.
San Francisco, California

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$21,030	$22,777
Investments available for sale	3,750	8,002
Accounts receivable, net	9,365	7,685
Inventory	62,094	58,094
Other current assets	1,730	2,059
Total current assets	97,969	98,617
Property and equipment, net	114,436	116,460
Goodwill	1,262	1,262
Intangible assets and other non-current assets, net	4,492	5,750
Total non-current assets	120,190	123,472
Total assets	$218,159	$222,089
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$11,626	$12,843
Customer deposits	390	666
Current portion of long-term debt, net of unamortized loan fees	1,130	1,129
Total current liabilities	13,146	14,638
Long-term debt, net of current portion and unamortized loan fees	15,412	16,542
Deferred tax liability, net	3,012	2,742
Other non-current liabilities	25	9
Total non-current liabilities	18,449	19,293
Total liabilities	31,595	33,931
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 20,644,279 and 21,033,578 shares issued and outstanding at December 31, 2024 and 2023, respectively	206	210
Additional paid-in capital	278,456	278,580
Accumulated other comprehensive income	164	88
Accumulated deficit	(92,262)	(90,720)
Total stockholders’ equity	186,564	188,158
Total liabilities and stockholders’ equity	$218,159	$222,089

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2024	2023
Net sales (net of excise taxes of $691 and $674, respectively)	$72,985	$72,402
Cost of sales	37,932	38,719
Gross profit	35,053	33,683
Operating expenses:
Sales and marketing	18,596	17,762
General and administrative	15,584	13,909
Total operating expenses	34,180	31,671
Net loss on disposal of property and equipment	805	37
Income from operations	68	1,975
Other (expense) income:
Interest expense, net	(781)	(826)
Other income, net	1,834	3,123
Total other income, net	1,053	2,297
Income before income taxes	1,121	4,272
Income tax provision	270	1,149
Net income	$851	$3,123
Basic and fully diluted weighted-average shares outstanding	20,794	21,307
Basic and fully diluted earnings per share	$0.04	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2024	2023
Net income	$851	$3,123
Net unrealized holding gains on investments arising during the year, net of tax	76	137
Comprehensive income	$927	$3,260

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2024	2023
Net cash flows from operating activities:
Net income	$851	$3,123
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	7,088	6,155
Amortization of intangible assets	1,287	1,286
Loss on write-down of inventory	942	920
Provision for credit losses	(136)	(14)
Net loss on disposal of property and equipment	805	37
Deferred income tax provision	270	1,149
Stock-based compensation (reversal) expense	(124)	497
Net change in operating assets and liabilities:
Accounts receivable	(1,544)	(822)
Inventory	(4,942)	(7,298)
Other current assets	313	(406)
Other non-current assets	30	(121)
Accounts payable and accrued liabilities	(1,914)	1,161
Customer deposits and other payables	(265)	286
Other non-current liabilities	16	—
Net cash provided by operating activities	2,677	5,953
Net cash flows from investing activities
Purchase of investments available for sale	(21,392)	(18,887)
Redemption of investments available for sale	25,750	22,750
Acquisition of property and equipment	(5,369)	(9,048)
Principal payments received on notes receivable	43	16
Proceeds from disposals of property and equipment	62	27
Net cash used in investing activities	(906)	(5,142)
Net cash flows from financing activities:
Principal payments on long-term debt	(1,140)	(1,140)
Repurchase of common stock	(2,378)	(2,599)
Net cash used in financing activities	(3,518)	(3,739)
Net decrease in cash and cash equivalents	(1,747)	(2,928)
Cash and cash equivalents - beginning of year	22,777	25,705
Cash and cash equivalents - end of year	$21,030	$22,777
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$932	$1,006
Income tax payments, net	$9	$12
Non-cash investing and financing activity:
Unrealized holding gains on investments, net of tax	$76	$137
Acquisition of property and equipment invoiced or accrued but not yet paid	$562	$210

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance, December 31, 2022	21,448,212	$214	$278,083	$(49)	$(91,248)	$187,000
Net income	—	—	—	—	3,123	3,123
Other comprehensive income	—	—	—	137	—	137
Stock-based compensation	—	—	497	—	—	497
Repurchase of common stock	(414,634)	(4)	—	—	(2,595)	(2,599)
Balance, December 31, 2023	21,033,578	210	278,580	88	(90,720)	188,158
Net income	—	—	—	—	851	851
Other comprehensive income	—	—	—	76	—	76
Stock-based compensation (reversal) expense	—	—	(124)	—	—	(124)
Repurchase of common stock	(389,299)	(4)	—	—	(2,393)	(2,397)
Balance, December 31, 2024	20,644,279	$206	$278,456	$164	$(92,262)	$186,564

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

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns 154 acres of estate vineyards in five Napa Valley, California appellations – Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. Approximately 130 acres are currently planted.

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

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns 308 acres of vineyards in two Sonoma County, California appellations, the Alexander Valley and Russian River Valley, of which approximately 252 acres are currently planted.

Seven Hills Winery, which has been conducting operations since 1988, was acquired in January 2016 and is located in Walla Walla, Washington. Seven Hills Winery owns 74 acres of estate vineyards in the Walla Walla Valley, Washington. Approximately 51 acres are currently planted.

Malene Wines was created by Crimson in 2016. Malene wines has certain estate acres within the Chamisal Vineyards property and its wines are produced at the Chamisal winemaking facility.

Crimson’s revenue model is a combination of direct to consumer and wholesale distributor sales. The Company’s wines are available through many principal retail channels for premium table wines, including fine wine restaurants, hotels, specialty shops, supermarkets and club stores, in all states domestically and in approximately 40 countries throughout the world. In addition, Crimson’s wines are available, where legal, via Ecommerce sites and social media platforms from the wine estates and third party websites and social media platforms.

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

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, projected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or profitability for the Company’s products are less than previously estimated, then the carrying value of the inventories may need to be reduced, resulting in additional expense and reduced profitability. The Company’s inventory write-downs may consist of reductions to bottled or bulk wine inventory. Crop insurance proceeds from farming losses may be recorded as offsets against previously recognized write-downs. Inventory write-downs of $0.9 million were recorded during each of the years ended December 31, 2024 and 2023.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. The Company recorded $0.4 million of asset disposals related to vineyard development during the year ended December 31, 2024 and there were no significant asset disposals related to vineyard development during the year ended December 31, 2023.

Review of Long-lived Assets for Impairment – For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. Other than goodwill, the Company currently has no intangible assets with indefinite lives. All of the Company’s goodwill and substantially all definite-lived intangible assets resulted from the acquisitions of Seghesio Family Vineyards in May 2011 and Seven Hills Winery in January 2016. Amortization of definite-lived intangible assets is recorded on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 20 years. The Company evaluates goodwill for impairment at the end of each year or more often if a triggering event occurs, and has concluded that goodwill was not impaired during the years ended December 31, 2024 and 2023.

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

Recoverability of long-lived assets is measured using a comparison of the carrying amount of an asset group to the fair value or future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the property level which is described in Note 1 above. The Company recorded no impairment charges during the years ended December 31, 2024 and 2023.

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

(c) Cash and cash equivalents: The Company considers short-term investments, which have maturities of less than three months at the time of acquisition, to be cash equivalents. The Company had no short-term investments considered to be cash equivalents at December 31, 2024 and 2023.

(d) Financial instruments and fair value: Investments available for sale consist of only Certificates of Deposit at December 31, 2024 and 2023. All of the Company’s available for sale securities are classified as Level 2 (see ‘Fair value hierarchy’ section below) and are recorded at fair value. Available for sale securities that mature greater than 12 months from original investment are recorded as short-term because the securities represent the investment of funds that are available for current operations. Net unrealized gains and losses, net of tax, on available for sale equity securities are recorded in other income (expense). Net unrealized gains and losses, net of tax, on available for sale debt securities are recorded in accumulated other comprehensive income (loss). Unrealized losses that are considered other than temporary are recorded in other income (expense), net, with the corresponding reduction to the carrying basis of the investment. No other than temporary losses were recorded during the years ended December 31, 2024 and 2023.

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

(e) Accounts receivable, net: Accounts receivable are reported net of an allowance for credit losses. The Company’s accounts receivable balance is net of an allowance for credit losses of less than $0.1 million as of December 31, 2024 and $0.2 million as of December 31, 2023. Interest is not accrued on past-due amounts. Accounts are charged against the allowance for credit losses as they are deemed uncollectible based on a periodic review of the accounts. In estimating an allowance for credit losses that is representative of the lifetime expected credit losses on its trade receivables, the Company utilizes historical loss data adjusted for current conditions (current balance and aging categories) and reasonable and supportable estimates of future defaults based on collection attempts and communication.

(f) Property and equipment: Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated using the straight-line method over the related assets estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Costs incurred developing vineyards are capitalized until the vineyard becomes commercially productive. Interest is capitalized during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. During each of the years ended December 31, 2024 and 2023, capitalized interest was less than $0.1 million.

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

(h) Concentrations of risk: The Company sells the majority of its wine through distributors and retailers. Receivables arising from these sales are not collateralized. Sales to one customer, which is a distributor, accounted for approximately 30% and 31% of total net sales during each of the years ended December 31, 2024 and 2023, respectively. Amounts due from this customer represented approximately 44% and 59% of net accounts receivable as of December 31, 2024 and 2023, respectively.

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

(k) Taxes not on income: Excise taxes are levied by government agencies on the sale of alcoholic beverages, including wine. These taxes are not collected from customers but are instead the responsibility of the Company. Excise taxes of $0.7 million were recognized as a reduction to wine sales in each of the years ended December 31, 2024 and 2023. Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

(l) Advertising costs: Advertising costs are expensed as incurred and were $1.0 million and $0.7 million for each of the years ended December 31, 2024 and 2023, respectively.

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

(r) Recent accounting pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosures, primarily through enhanced disclosures related to significant segment expenses regularly provided to the chief operating decision maker (“CODM”), requiring disclosure of other segment items by reportable segment and a description of its composition, extending certain current annual disclosures to interim periods, and additional information regarding the title and position of the CODM and how the CODM uses the segment reportable measure(s) to assess performance and determine resource allocation. Additionally, it requires single reportable segment public entities to apply Topic 280 in its entirety. ASU 2023-07 became effective for the Company beginning with the fiscal year ended December 31, 2024, and for interim periods beginning in the fiscal year ended December 31, 2025, on a retrospective basis. The Company adopted ASU 2023-07 beginning with the fiscal year ended December 31, 2024. Refer to Note 13 “Business Segment Information,” for the Company’s reportable segment disclosures.

The Company evaluated Accounting Standards Update (“ASU”) 2024-01 through 2024-04 and 2025-01 issued by FASB and concluded the released accounting pronouncements either have an immaterial effect, are not applicable to Crimson’s consolidated financial statements, or are not yet effective for the Company. Management is currently assessing the impact from the future adoption of ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, and ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date, which have an effective date of January 1, 2027.

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

Refer to Note 13 “Business Segment Information” for revenue by sales channel amounts for the years ended December 31, 2024 and 2023.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its consolidated balance sheets, and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2024 and 2023 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the twelve months ended December 31, 2024 and 2023, were not materially impacted by any other factors.

The outstanding contract liability balances were $0.4 million at December 31, 2024 and $0.7 million at December 31, 2023. Of the amounts included in the opening contract liability balances at the beginning of each year, approximately $0.5 million and $0.3 million were recognized as revenue during each of the years ended December 31, 2024 and 2023, respectively.

Accounts Receivable, Net

The Company’s beginning and ending balances for accounts receivable, net for each of the years ended December 31, 2024 and 2023 are as follows (in thousands):

Accounts receivable, net	2024	2023
Balance at January 1,	$7,685	$6,849
Balance at December 31,	$9,365	$7,685

Accounts receivable are reported net of an allowance for credit losses. Credit is extended based upon an evaluation of the customer’s financial condition. Accounts are charged against the allowance for credit losses as they are deemed uncollectible based on a periodic review of the accounts. In estimating an allowance for credit losses that is representative of the lifetime expected credit losses on its trade receivables, the Company utilizes historical loss data adjusted for current conditions (current balance and aging categories) and reasonable and supportable estimates of future defaults based on collection attempts and communication. The Company does not have any contract assets associated with the future right to invoice its customers. The Company’s accounts receivable balance is net of an allowance for credit losses of less than $0.1 million as of December 31, 2024 and $0.2 million as of December 31, 2023.

The following table reflects changes in the allowance for credit losses balance during each of the years ended December 31, 2024 and 2023 (in thousands):

Allowance for credit losses	2024	2023
Balance at January 1,	$173	$187
Current period provision	(136)	—
Write-offs charged against the allowance	—	(14)
Balance at December 31,	$37	$173

4.    Inventory

A summary of inventory at December 31, 2024 and 2023 is as follows (in thousands):

	December 31, 2024	December 31, 2023
Finished goods	$27,046	$23,921
In-process goods	34,042	33,856
Packaging and bottling supplies	1,006	317
Total inventory	$62,094	$58,094

Inventory write-downs of $0.9 million were recorded during each of the years ended December 31, 2024 and 2023. The Company’s inventory balances are presented at the lower of cost or net realizable value.

5.    Property and Equipment

A summary of property and equipment at December 31, 2024 and 2023, and depreciation and amortization for the years ended December 31, 2024 and 2023, is as follows (in thousands):

	Depreciable Lives
	(in years)	December 31, 2024	December 31, 2023
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	66,846	66,083
Winery and vineyard equipment	3-25	40,592	40,242
Vineyards and improvements	7-25	33,014	34,812
Caves	20-40	5,639	5,639
Vineyards under development	N/A	5,101	3,892
Construction in progress	N/A	2,171	1,053
Total		198,275	196,633
Accumulated depreciation and amortization		(83,839)	(80,173)
Total property and equipment, net		$114,436	$116,460

	Year ended December 31,
Depreciation and amortization:	2024	2023
Capitalized into inventory	$5,043	$4,564
Expensed to general and administrative	2,045	1,591
Total depreciation and amortization	$7,088	$6,155

6.    Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of December 31, 2024 and 2023 are as follows (in thousands):

December 31, 2024	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$3,750	$3,750	$—	$—	$—	$3,750	$3,750

December 31, 2023	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$8,000	$8,000	$5	$(3)	$—	$8,002	$8,002

The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2024 and 2023, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of December 31, 2024, the Company has estimated the fair value of its outstanding debt to be approximately $13.3 million compared to its carrying value of $16.6 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“American AgCredit”) as of

December 31, 2024 of 7.62% and 7.50% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 9, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

7.    Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at December 31, 2024 and 2023, and amortization expense for the years ended December 31, 2024 and 2023, is as follows (in thousands):

		December 31, 2024			December 31, 2023
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$(14,280)	$3,720	$18,000	$(13,218)	$4,782
Distributor relationships	10 - 14	2,700	(2,612)	88	2,700	(2,415)	285
Legacy permits	14	250	(243)	7	250	(225)	25
Trademark	20	200	(163)	37	200	(153)	47
Total		$21,150	$(17,298)	$3,852	$21,150	$(16,011)	$5,139
Deferred tax asset (1)				536			450
Other non-current assets				104			161
Total intangible and other non-current assets, net				$4,492			$5,750

(1) Deferred tax asset is presented separate from deferred tax liability within the Company’s consolidated balance sheets as offsets between different tax jurisdictions are not allowed pursuant to ASC 740-10-45-6.

						Year Ended December 31,
Amortization expense						2024	2023
Total amortization expense						$1,287	$1,286

The estimated aggregate future amortization of intangible assets as of December 31, 2024 is identified below (in thousands):

Years Remaining:	Amortization
2025	$1,168
2026	1,073
2027	1,073
2028	469
2029	33
Thereafter	36
Total	$3,852

8.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable and accrued grape liabilities	$5,605	$7,524
Accrued compensation related expenses	2,907	2,965
Sales and marketing	735	575
Acquisition of property and equipment	562	210
Accrued interest	220	235
Depletion allowance	962	675
Production and farming	219	318
Other accrued expenses	416	341
Total accounts payable and accrued liabilities	$11,626	$12,843

9.    Debt

A summary of debt as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31, 2024	December 31, 2023
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	10,240	10,880
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	6,375	6,875
Unamortized loan fees	(73)	(84)
Total debt	16,542	17,671
Less current portion of long-term debt	1,130	1,129
Long-term debt due after one year, net	$15,412	$16,542
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified fixed charge coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of December 31, 2024.

A summary of debt maturities as of December 31, 2024 is as follows (in thousands):

Principal due in 2025	$1,140
Principal due in 2026	1,140
Principal due in 2027	1,140
Principal due in 2028	1,140
Principal due in 2029	1,140
Principal due thereafter	10,915
Total	$16,615

10.    Stockholders’ Equity and Stock-Based Compensation

Share Repurchase

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the twelve months ended December 31, 2024, the Company repurchased 389,299 shares of its common stock at an average purchase price of $6.02 per share for an aggregate purchase price of $2.4 million. The Company’s repurchase was funded through cash on hand, and the shares were retired. During the twelve months ended December 31, 2023, the Company repurchased a total of 414,634 shares of its common stock at an average purchase price of $6.25 per share for an aggregate purchase price of $2.6 million.

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

In December 2019, under the 2013 Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options vest annually over four years and expire seven years from the date of grant. In March 2022, stock option awards for 500,000 shares were granted to the Company’s Chief Executive Officer. Such options are divided into four tranches, are subject to both performance-based and time-based vesting requirements, and expire ten years from the date of grant. In March 2023 and March 2024, stock option awards for 500,000 and 115,000 shares, respectively, were granted to certain officers and employees of the Company. Such options are divided into five tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. The performance-based vesting requirements for the grants made from 2022 through 2024 are tied to annual or cumulative Adjusted EBITDA targets, as defined within the respective underlying option award agreements. The exercise price for all respective options was either the closing price or average trading price on the date of grant.

As of December 31, 2024, the Company determined the achievement of certain targets for the aforementioned performance-based agreements were not probable based on the Company’s financial projections and assumptions regarding industry conditions. During the twelve months ended December 31, 2024, the Company recognized a cumulative reversal of previously recorded stock-based compensation expenses for award tranches with performance targets that were deemed not probable of achievement. The Company has recorded the appropriate adjustments within stock-based compensation expenses for the twelve months ended December 31, 2024.

Estimates of share-based compensation expense require a number of complex and subjective assumptions, including the selection of an option pricing model. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.

During the twelve months ended December 31, 2024 and 2023, the Company granted stock options in respect of 115,000 and 500,000 shares, respectively. The fair value of these grants was computed based on the following assumptions:

	2024	2023
Shares issued	115,000	500,000
Expected term (a)	7.39 - 9.39 years	7.42 - 9.42 years
Expected dividend yield	—%	—%
Risk-free interest rate (b)	4.22%	4.08%
Expected stock price volatility (c)	28% - 30%	27% - 29%
Stock price	$5.78	$5.95
Weighted-average grant date fair value	$2.61	$2.64
Grant date fair value (in thousands)	$300	$1,319
_______________________________________
(a) The Company utilized the full expected term for shares to vest.
(b) Estimate derived from the U.S. Treasury Constant Maturity Rates for the period of the expected term.
(c) Estimate based on an analysis of the historical volatility of the Company’s stock price.

A summary of stock option activity in 2024 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2024	1,158,000	$7.16
Granted	115,000	$5.78
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding, December 31, 2024	1,273,000	$7.03
Vested and expected to vest, December 31, 2024	461,500	$7.80
Exercisable, December 31, 2024	284,700	$7.93

($ in thousands)	2024	2023
Stock-based compensation (reversal) expense	$(124)	$497
Income tax expense (benefit)	$30	$(134)
Total fair value of options vested during the year	$290	$204
Total intrinsic value of options outstanding at end of year	$220	$—
Total intrinsic value of options exercisable at end of year	$3	$—
Total weighted-average remaining vesting period in years	3.43 years	4.12 years
Total weighted-average remaining contractual life period in years (options outstanding)	6.77 years	7.53 years
Total weighted-average remaining contractual life period in years (options exercisable)	3.79 years	4.13 years

As of December 31, 2024, the total stock-based compensation expense not yet recognized is $2,365,000, which will be amortized through the remaining vesting periods of the outstanding options.

11.    Income Taxes

The income tax provision for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
State income tax provision
Current	$13	$12
Deferred	7	201
Total state income tax provision	20	213
Federal income tax provision
Current	5	—
Deferred	245	936
Total federal income tax provision	250	936
Total income tax provision	$270	$1,149

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

The principal components of deferred taxes at December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax asset
Federal NOL carryforward	$4,754	$4,924
State NOL carryforward	1,829	1,884
Accrued vacation	198	157
Equity compensation plan	235	271
Disallowed section 163(j) interest	—	74
California alternative minimum tax credit	109	107
Other	195	205
Total deferred tax asset	7,320	7,622
Deferred tax liability
Property and equipment	(6,632)	(7,344)
Intangible assets and goodwill	(2,122)	(1,923)
Inventory	(787)	(364)
Other	(255)	(283)
Total deferred tax liability	(9,796)	(9,914)
Net deferred tax liability, non-current	$(2,476)	$(2,292)

As of December 31, 2024, the amount and expiration dates of the Company’s NOL carryforwards are as follows (in thousands):

Federal
Carried forward indefinitely	$22,638

State
2028-indefinite	$26,561

Under certain circumstances, the ability to use the NOL carryforwards and credits could be substantially reduced if certain changes in ownership were to occur.

The table below reconciles the expected statutory income tax rate, presented in dollars, to the actual income tax provision (in thousands):

	2024	2023
Expected federal income tax expense	$235	$896
State income tax expense	17	211
Other, net	18	42
Total	$270	$1,149

12.    Employee Benefit Plan

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The current Company match is 100% of a participant’s first 1% of compensation deferred plus 50% match on compensation deferrals between 1% and 6%. Total Company contributions to the plan were $0.5 million for each of the years ended December 31, 2024 and 2023.

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

The Company’s CODM is its Chief Executive Officer, the individual responsible for allocating resources and assessing company performance. The CODM uses both gross profit and income from operations in assessing each segment’s performance and determining how to allocate resources among segments. The CODM uses gross profit to evaluate segment margin profitability because it provides insights into product pricing and costs. Additionally, sales and marketing expenses and net loss on disposal of property and equipment are deducted from gross profit to arrive at income from operations. This enables the CODM to evaluate profitability and performance on a consistent and comparable basis when determining resource allocation. The Company reconciles gross profit and income from operations for each segment and other non-allocable to the consolidated amounts included in the Company’s consolidated financial statements.

The following table outlines the net sales, cost of sales, gross profit, directly attributable selling expenses, net loss on disposal of property and equipment, and income from operations for the Company’s reportable segments for the years ended December 31, 2024 and 2023, and also includes a reconciliation to consolidated income from operations. Other/Non-allocable net sales and gross profit include bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment. Sales figures are net of related excise taxes.

	Year Ended December 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$41,079	$40,833	$27,968	$27,453	$3,938	$4,116	$72,985	$72,402
Cost of sales	24,831	25,850	9,860	9,342	3,241	3,527	37,932	38,719
Gross profit	16,248	14,983	18,108	18,111	697	589	35,053	33,683
Operating expenses:
Sales and marketing	6,244	6,312	7,990	7,240	4,362	4,210	18,596	17,762
General and administrative	—	—	—	—	15,584	13,909	15,584	13,909
Total operating expenses	6,244	6,312	7,990	7,240	19,946	18,119	34,180	31,671
Net loss on disposal of property and equipment	—	—	203	2	602	35	805	37
Income (loss) from operations	$10,004	$8,671	$9,915	$10,869	$(19,851)	$(17,565)	$68	$1,975

14.    Commitments and Contingencies

Supply Contracts

To supplement a portion of the Company’s future grape requirements, long-term contracts are procured to purchase grapes from certain third parties and related parties of employees within the Company. The lengths of the contracts vary from one to ten years and although prices are pre-established, final payments are largely dependent on the grape quantities required by the Company and the availability of grapes that meet quality standards. If no grapes are produced that meet contractual quality standards, the grapes may be rejected, and no payment would be due. Based on grape contracts in place as of December 31, 2024, the maximum value of the contractual obligations through 2033 is estimated at approximately $11.6 million with $0.5 million from related parties. In addition to long-term contracts, the Company also purchases additional grapes and bulk wine under one-time purchase or short-term agreements.

The total of all grapes and bulk wine purchased was $10.9 million and $11.2 million for the years ended December 31, 2024 and 2023, respectively. Included in the totals of all grapes and bulk wine purchased are related party purchases of $0.5 million for each of the years ended December 31, 2024 and 2023.

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

2017 Wildfires

In October 2017, significant wildfires impacted the Company’s operations and damaged its inventory. The Company has settled insurance claims totaling $1.3 million related to such wildfires through August 2020. In September 2023, the Company accepted and received a settlement payout from the Fire Victim Trust (the “Fire Victim Trust”), which was formed in connection with PG&E Corporation and Pacific Gas and Electric Company’s (together, “PG&E”) joint plan of reorganization under Chapter 11 to, among other things, review and resolve eligible claims arising from certain wildfires. The Company received total settlement payouts of $1.9 million in 2023 and $0.3 million in 2024, which the Company recorded in other income, net. These amount represent a portion of the total amount approved by the Fire Victim Trust for lost business income over a 36-month period from October 2017 to September 2020. As the Fire Victim Trust seek to wind down the claims program in 2025, the Company may be receiving an additional payout from this settlement. The amounts and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims.

Cybersecurity

As previously disclosed in the Company’s Current Reports on Form 8-K as filed with the SEC on July 5, 2024 and July 25, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on June 30, 2024. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had a material impact on its overall financial condition or results of operations, its evaluation and response to this incident are ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. As of December 31, 2024, incurred cybersecurity expenses have been accrued and reflected within the Company’s consolidated financial statements. Although the Company expects a substantial portion of these expenses will ultimately be covered by its insurer, the amounts and timing have not been finalized.

On December 23, 2024, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint asserts claims for negligence, negligence per se, breach of contract, breach of implied contract, violation of the Illinois Consumer Fraud and Deceptive Practices Act, invasion of privacy, unjust enrichment and declaratory judgment, and seeks, among other things, damages of an unspecified amount. The Company intends to vigorously defend itself against this lawsuit. As the lawsuit is in a preliminary phase, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made. It is at least reasonably possible that the estimate will change in the near term and the effect of the change would be material.

15.    Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted earnings per share:

	Year ended December 31,
($ and shares in thousands, except per share amounts)	2024	2023
Net income	$851	$3,123

Common shares:
Weighted-average number of common shares outstanding - basic	20,794	21,307
Dilutive effect of stock options outstanding	—	—
Weighted-average number of common shares outstanding - diluted	20,794	21,307

Earnings per share:
Basic	$0.04	$0.15
Diluted	$0.04	$0.15

Antidilutive stock options (1)	462	1,158
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

16.    Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and determined no events have occurred that would require adjustments to its disclosures in the consolidated financial statements.