Form 10-Q
period 2025-03-31
Crimson Wine Group, Ltd
filed 2025-05-08
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

On May 2, 2025 there were 20,586,027 outstanding shares of the registrant’s common stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$12,663	$21,030
Investments available for sale	11,220	3,750
Accounts receivable, net	5,283	9,365
Inventory	62,039	62,094
Other current assets	1,900	1,730
Total current assets	93,105	97,969
Property and equipment, net	112,921	114,436
Goodwill	1,262	1,262
Intangible and other non-current assets, net	4,163	4,492
Total non-current assets	118,346	120,190
Total assets	$211,451	$218,159
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,559	$11,626
Customer deposits	870	390
Current portion of long-term debt, net of unamortized loan fees	1,130	1,130
Total current liabilities	8,559	13,146
Long-term debt, net of current portion and unamortized loan fees	15,129	15,412
Deferred tax liability, net	2,595	3,012
Other non-current liabilities	16	25
Total non-current liabilities	17,740	18,449
Total liabilities	26,299	31,595
Contingencies (Note 12)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 20,586,027 and 20,644,279 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	205	206
Additional paid-in capital	278,484	278,456
Accumulated other comprehensive income	6	164
Accumulated deficit	(93,543)	(92,262)
Total stockholders’ equity	185,152	186,564
Total liabilities and stockholders’ equity	$211,451	$218,159

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$14,460	$15,930
Cost of sales	7,812	8,234
Gross profit	6,648	7,696
Operating expenses:
Sales and marketing	4,226	4,828
General and administrative	3,968	3,763
Total operating expenses	8,194	8,591
Net (gain) loss on disposal of property and equipment	(6)	211
Loss from operations	(1,540)	(1,106)
Other (expense) income:
Interest expense, net	(227)	(240)
Other income, net	475	470
Total other income, net	248	230
Loss before income taxes	(1,292)	(876)
Income tax benefit	(356)	(243)
Net loss	$(936)	$(633)
Basic and fully diluted weighted-average shares outstanding	20,614	20,936
Basic and fully diluted loss per share	$(0.05)	$(0.03)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(936)	$(633)
Net unrealized holding losses on investments arising during the period, net of tax	(158)	(1)
Comprehensive loss	$(1,094)	$(634)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net cash flows from operating activities:
Net loss	$(936)	$(633)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization of property and equipment	1,732	1,731
Amortization of intangible assets	322	322
Loss on write-down of inventory	824	228
Provision for credit losses	6	—
Net (gain) loss on disposal of property and equipment	(6)	211
Benefit for deferred income taxes	(356)	(243)
Stock-based compensation	28	130
Net change in operating assets and liabilities:
Accounts receivable	4,076	731
Inventory	(769)	(288)
Other current assets	(170)	(90)
Other non-current assets	7	7
Accounts payable and accrued liabilities	(5,099)	(6,057)
Customer deposits	463	294
Other non-current liabilities	(9)	—
Net cash provided by (used in) operating activities	113	(3,657)
Net cash flows from investing activities:
Purchase of investments available for sale	(10,921)	—
Redemptions of investments available for sale	3,250	5,250
Acquisition of property and equipment	(187)	(467)
Proceeds from disposals of property and equipment	9	38
Net cash (used in) provided by investing activities	(7,849)	4,821
Net cash flows from financing activities:
Principal payments on long-term debt	(285)	(285)
Repurchase of common stock	(346)	(1,041)
Net cash used in financing activities	(631)	(1,326)
Net decrease in cash and cash equivalents	(8,367)	(162)
Cash and cash equivalents - beginning of period	21,030	22,777
Cash and cash equivalents - end of period	$12,663	$22,615
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$228	$242
Non-cash investing and financing activity:
Unrealized holding losses on investments, net of tax	$(158)	$(1)
Acquisition of property and equipment invoiced or accrued but not yet paid	$33	$144

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Three Months Ended March 31, 2025
Balance, December 31, 2024	20,644,279	$206	$278,456	$164	$(92,262)	$186,564
Net loss	—	—	—	—	(936)	(936)
Other comprehensive loss	—	—	—	(158)	—	(158)
Stock-based compensation	—	—	28	—	—	28
Repurchase of common stock	(58,252)	(1)	—	—	(345)	(346)
Balance, March 31, 2025	20,586,027	$205	$278,484	$6	$(93,543)	$185,152

Three Months Ended March 31, 2024
Balance, December 31, 2023	21,033,578	$210	$278,580	$88	$(90,720)	$188,158
Net loss	—	—	—	—	(633)	(633)
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	130	—	—	130
Repurchase of common stock	(176,714)	(1)	—	—	(1,040)	(1,041)
Balance, March 31, 2024	20,856,864	$209	$278,710	$87	$(92,393)	$186,613

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and recent accounting pronouncements under such Note) included in the Company’s audited consolidated financial statements for the year ended December 31, 2024, as filed with the SEC on Form 10-K (the “2024 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet at December 31, 2024 was extracted from the audited annual consolidated financial statements included in the 2024 Report and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2025. See Note 2, “Significant Accounting Policies,” of the 2024 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses (“ASU 2024-03”). Adoption of ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods, effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. Management is currently assessing the impact from the future adoption of ASU 2024-03 on the Company’s condensed consolidated financial statements and related disclosures.

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

Refer to Note 11, “Business Segment Information,” for revenue by sales channel amounts for the three months ended March 31, 2025 and 2024.

Contract Balances

When the Company receives payments from customers prior to completing its performance obligations for goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2025 and 2024 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the three-month periods ended March 31, 2025 and 2024 were not materially impacted by any other factors.

The outstanding contract liability balance was $0.9 million at March 31, 2025 and $0.4 million at December 31, 2024. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.1 million and $0.2 million were recognized as revenue during each of the three-month periods ended March 31, 2025 and 2024, respectively.

Accounts Receivable, Net

The Company’s beginning and ending balances for accounts receivable, net for each of the three-month periods ended March 31, 2025 and 2024 are as follows (in thousands):

Accounts receivable, net	2025	2024
Balance at January 1,	$9,365	$7,685
Balance at March 31,	$5,283	$6,954

Accounts receivable are reported net of an allowance for credit losses. Credit is extended based upon an evaluation of the customer’s financial condition. In estimating an allowance for credit losses that is representative of the lifetime expected credit losses on its trade receivables, the Company utilizes historical loss data adjusted for current conditions (current balance and aging categories) and estimates of future defaults. The Company does not have any contract assets associated with the future right to invoice its customers. The Company’s accounts receivable balance is net of an allowance for credit losses of less than $0.1 million as of both March 31, 2025 and December 31, 2024.

The following table reflects changes in the allowance for credit losses balance during each of the three-month periods ended March 31, 2025 and 2024 (in thousands):

Allowance for credit losses	2025	2024
Balance at January 1,	$37	$173
Current period provision	2	—
Write-offs charged against the allowance	(19)	—
Balance at March 31,	$20	$173

3.Inventory

A summary of inventory as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$30,126	$27,046
In-process goods	31,344	34,042
Packaging and bottling supplies	569	1,006
Total inventory	$62,039	$62,094

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

Inventory write-downs of $0.8 million and $0.2 million were recorded during the three-month periods ended March 31, 2025 and 2024, respectively.

4.Property and Equipment

A summary of property and equipment as of March 31, 2025 and December 31, 2024, and depreciation and amortization for the three months ended March 31, 2025 and 2024, is as follows (in thousands):

	Depreciable Lives
	(in years)	March 31, 2025	December 31, 2024
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	66,840	66,846
Winery and vineyard equipment	3-25	40,509	40,592
Vineyards and improvements	7-25	34,414	33,014
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,912	5,101
Construction in progress	N/A	2,118	2,171
Total		198,344	198,275
Accumulated depreciation and amortization		(85,423)	(83,839)
Total property and equipment, net		$112,921	$114,436

	Three Months Ended March 31,
Depreciation and amortization:	2025	2024
Capitalized into inventory	$1,276	$1,258
Expensed to general and administrative	456	473
Total depreciation and amortization	$1,732	$1,731

5.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

March 31, 2025	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
U.S. Treasury Bill	$5,000	$4,970	$—	$—	$4,970	$—	$4,970
Certificates of Deposit	6,250	6,250	—	—	—	6,250	6,250
December 31, 2024	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$3,750	$3,750	$—	$—	$—	$3,750	$3,750

The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2025 and December 31, 2024, the Company did not have any other assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents and short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of March 31, 2025, the Company has estimated the fair value of its outstanding debt to be approximately $13.8 million compared to its carrying value of $16.3 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“American AgCredit”) as of March 31, 2025 of 7.06% and 6.94% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 8, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets as of March 31, 2025 and December 31, 2024, and amortization expense for the three months ended March 31, 2025 and 2024, is as follows (in thousands):

		March 31, 2025			December 31, 2024
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$(14,546)	$3,454	$18,000	$(14,280)	$3,720
Distributor relationships	10-14	2,700	(2,661)	39	2,700	(2,612)	88
Legacy permits	14	250	(247)	3	250	(243)	7
Trademark	20	200	(166)	34	200	(163)	37
Total		$21,150	$(17,620)	$3,530	$21,150	$(17,298)	$3,852
Deferred tax asset (1)				536			536
Other non-current assets				97			104
Total intangible and other non-current assets, net				$4,163			$4,492

(1) Deferred tax asset is presented separate from deferred tax liability within the Company’s consolidated balance sheets as offsets between different tax jurisdictions are not allowed pursuant to ASC 740-10-45-6.

						Three Months Ended March 31,
						2025	2024
Total amortization expense						$322	$322

The estimated aggregate future amortization of intangible assets as of March 31, 2025 is identified below (in thousands):

Amortization
Remainder of 2025	$846
2026	1,073
2027	1,073
2028	469
2029	33
Thereafter	36
Total	$3,530

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and accrued grape liabilities	$2,685	$5,605
Accrued compensation related expenses	2,107	2,907
Sales and marketing	330	735
Acquisition of property and equipment	252	562
Accrued interest	217	220
Depletion allowance	351	962
Production and farming	298	219
Other accrued expenses	319	416
Total accounts payable and accrued liabilities	$6,559	$11,626

8.Debt

A summary of debt as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	10,080	10,240
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	6,250	6,375
Unamortized loan fees	(71)	(73)
Total debt	16,259	16,542
Less current portion of long-term debt	1,130	1,130
Long-term debt due after one year, net	$15,129	$15,412
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified fixed charge coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of March 31, 2025.

A summary of debt maturities as of March 31, 2025 is as follows (in thousands):

Principal due the remainder of 2025	$855
Principal due in 2026	1,140
Principal due in 2027	1,140
Principal due in 2028	1,140
Principal due in 2029	1,140
Principal due thereafter	10,915
Total	$16,330

9.Stockholders’ Equity and Stock-Based Compensation
Share Repurchase

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. In 2024, the Company repurchased a total of 389,299 shares of its common stock at an average purchase price of $6.02 per share for an aggregate purchase price of $2.4 million. During the three months ended March 31, 2025, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. The Company’s repurchase was funded through cash on hand, and the shares were retired. The 2023 Repurchase Program is set to expire on December 31, 2026. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program.

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

In December 2019, under the 2013 Plan, option grants for 89,000 shares were issued. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for 233,000 shares were issued to certain members of management. Subject to the terms of the respective option award agreements, the options vest annually over four years and expire seven years from the date of grant. In March 2022, stock option awards for 500,000 shares were granted to the Company’s Chief Executive Officer. Such options are divided into four tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. In March 2023 and March 2024, stock option awards for 500,000 and 115,000 shares, respectively, were granted to certain officers and employees of the Company. Such options are divided into five tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. The performance-based vesting requirements for the grants made from 2022 through 2024 are tied to annual or cumulative “Adjusted EBITDA targets”, as defined within the respective underlying option award agreements. The exercise price for all respective options was either the closing price or average trading price on the date of grant.

As of March 31, 2025, the Company determined the achievement of certain targets for the aforementioned performance-based agreements were not probable based on the Company’s financial projections and assumptions regarding industry conditions. The Company has recorded the related stock-based compensation expense for the three months ended March 31, 2025 for options that have either vested or are probable of vesting.

Estimates of stock-based compensation expense require the application of judgment, including the selection of an option pricing model and determining appropriate inputs and assumptions that impact fair value calculations. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.

As of March 31, 2025, stock options in respect of 1,273,000 shares remained outstanding. There were no stock option exercises, forfeitures, or expirations during the quarter. The stock-based compensation expense for these grants, which will be recorded over the respective vesting periods, is based on the grant date fair value. $28 thousand and $130 thousand was recognized as stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense is reflected as a component under general and administrative expense in the unaudited interim condensed consolidated statements of operations.

10.Income Taxes
The consolidated income tax benefit for the three months ended March 31, 2025 and 2024, was determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2025 and 2024, respectively, and then adjusting for any discrete items.
The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 were 27.5% and 27.7%, respectively.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2025 is primarily attributable to state income taxes and other permanent items.

11.Business Segment Information

The Company has identified two operating segments, Wholesale and Direct to Consumer, which are reportable segments for financial statement reporting purposes, based upon their different distribution channels, margins, and selling strategies. Wholesale reflects sales through a third party where prices are given at a wholesale rate, whereas Direct to Consumer reflects retail sales in the Company’s tasting rooms, wine club sales, direct phone sales, Ecommerce sales, and other sales made directly to the consumer.

The two segments reflect how the Company’s operations are evaluated by its chief operating decision maker (“CODM”) and the structure of its internal financial reporting. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are allocated accordingly. However, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. Therefore, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated.

The Company’s CODM is its Chief Executive Officer, the individual responsible for allocating resources and assessing company performance. The CODM uses both net sales and gross profit financial metrics in assessing each segment’s performance and determining how to allocate resources among segments. The CODM uses gross profit to evaluate segment margin profitability because it provides insights into product pricing and costs. Additionally, sales and marketing expenses are deducted from gross profit to arrive at income from operations. This enables the CODM to evaluate profitability and performance on a consistent and comparable basis when determining resource allocation. The Company reconciles gross profit (loss) and income (loss) from operations for each segment and other non-allocable to the consolidated amounts included in the Company’s condensed consolidated interim financial statements.

The following tables outline the net sales, cost of sales, gross profit (loss), directly attributable selling expenses, net loss (gain) on disposal of property and equipment, and income (loss) from operations for the Company’s reportable segments for the three months ended March 31, 2025 and 2024, and also includes a reconciliation to consolidated income (loss) from operations. Other/Non-Allocable net sales and gross profit (loss) include bulk wine and grape sales, event fees, tasting fees, and non-wine retail sales. Sales figures are net of related excise taxes. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment.

	Three Months Ended March 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$7,899	$9,139	$5,977	$6,062	$584	$729	$14,460	$15,930
Cost of sales	4,545	5,607	2,055	2,138	1,212	489	7,812	8,234
Gross profit (loss)	3,354	3,532	3,922	3,924	(628)	240	6,648	7,696
Operating expenses:
Sales and marketing	1,489	1,516	1,816	1,938	921	1,374	4,226	4,828
General and administrative	—	—	—	—	3,968	3,763	3,968	3,763
Total operating expenses	1,489	1,516	1,816	1,938	4,889	5,137	8,194	8,591
Net (gain) loss on disposal of property and equipment	—	—	—	—	(6)	211	(6)	211
Income (loss) from operations	$1,865	$2,016	$2,106	$1,986	$(5,511)	$(5,108)	$(1,540)	$(1,106)

12.Contingencies

Litigation

The Company and its subsidiaries may become parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company’s consolidated financial position or liquidity. The Company is not aware of any pending litigation that could have a material adverse impact on its consolidated financial position, liquidity or results of operations.

2017 Wildfires

In October 2017, significant wildfires impacted the Company’s operations and damaged its inventory. The Company has settled insurance claims totaling $1.3 million related to such wildfires through August 2020. In September 2023, the Company accepted and received a settlement payout from the Fire Victim Trust (the “Fire Victim Trust”), which was formed in connection with PG&E Corporation and Pacific Gas and Electric Company’s (together, “PG&E”) joint plan of reorganization under Chapter 11 to, among other things, review and resolve eligible claims arising from certain wildfires. To-date, the settlement payout received by the Company has totaled $2.2 million, which the Company has recorded in other income, net. Of the total payout received, no amounts were received during the three months ended March 31, 2025 and 2024. The payments received to-date represent a portion of the total amount approved by the Fire Victim Trust for lost business income over a 36-month period from October 2017 to September 2020. As the Fire Victim Trust seeks to wind down the claims program in 2025, the Company may be receiving an additional payout from this settlement; however, the amount, if any, and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims.

Cybersecurity

As previously disclosed in the Company’s Current Reports on Form 8-K as filed with the SEC on July 5, 2024 and July 25, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on June 30, 2024. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had a material impact on its overall financial condition or results of operations, its evaluation and response to this incident are ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. As of March 31, 2025, incurred cybersecurity expenses have been accrued and reflected within the Company’s consolidated financial statements. Although the Company expects a substantial portion of these expenses will ultimately be covered by its insurer, the amounts and timing are not final.

On December 23, 2024, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint asserts claims for negligence, negligence per se, breach of contract, breach of implied contract, violation of the Illinois Consumer Fraud and Deceptive Practices Act, invasion of privacy, unjust enrichment and declaratory judgment, and seeks, among other things, damages. The Company intends to vigorously defend itself against this lawsuit. The Company cannot predict the outcome of the matter, and a reasonable estimate of loss or range of loss cannot be made as of the date of this Quarterly Report on Form 10-Q. It is at least reasonably possible that the estimate could change in the future and the effect of the change could also be material.

13.Loss Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted loss per share:

	Three Months Ended March 31,
($ and shares in thousands, except per share amounts)	2025	2024
Net loss	$(936)	$(633)

Common shares:
Weighted-average number of common shares outstanding - basic	20,614	20,936
Dilutive effect of stock options outstanding	—	—
Weighted-average number of common shares outstanding - diluted	20,614	20,936

Loss per share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

Antidilutive stock options (1)	462	1,273
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC (the “2024 Report”).

Quantities or results referred to as “current quarter” and “current three-month period” refer to the three months ended March 31, 2025.

Cautionary Statement for Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, which include results of Crimson Wine Group, Ltd. and all of its subsidiaries, collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with GAAP for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding the Company’s strategy, future operations, financial position, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include those relating to the Company’s financial condition, results of operations, plans, objectives, future performance, and business. These statements are based upon information that is currently available to the Company and its management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements.

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted or that may materially and adversely affect the Company’s actual results include, but are not limited to, those discussed in Part I, “Item 1A. Risk Factors” of the 2024 Report and in Part II, “Item 1A. Risk Factors” of this Report. Readers should carefully review the risk factors described in the 2024 Report and this Report, and in other documents that the Company files from time to time with the SEC.

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

As of March 31, 2025, wine inventory included approximately 0.8 million cases of bottled wine and bulk wine, both in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in Part I, “Item 1. Business” of the 2024 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. The Company anticipates similar trends in the future.

Shipments versus Depletions

Within the wholesale business, shipments refer to the quantity of wine moved from the producer to the distribution channel (such as wholesale distributors and retailers), while depletions represent the sales of wine to end consumers at the retail level. Essentially, shipments are the initial transfer of wine, and depletions measure how much of that wine is actually purchased by end consumers. The Company sells its wine to wholesale distributors under purchase orders. The Company transfers control and recognizes revenue for these orders upon shipment of the wine from the Company’s third-party warehouse facilities. Therefore, shipment demand from the wholesale distributors may not necessarily align with consumer demand due to a timing element and inventory management ambitions at the distributor and retail levels. See Note 2, “Revenue,” of this Report for additional information on the Company’s revenue recognition policy.

Climate Conditions and Extreme Weather Events

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters, and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates impacts of climate conditions and weather on its business to disclose any material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. Crimson continues to complete upgrades to its facilities to improve water and energy resiliency and fire mitigation measures with plans to advance these initiatives over the next several years. However, we cannot guarantee that such efforts will successfully mitigate any damage from a catastrophic event. See “We may not be fully insured against risk of catastrophic loss to wineries, production facilities or distribution systems as a result of earthquakes, fires, floods or other events, some of which may be exacerbated by climate change, which may cause us to experience a material financial loss” under Part I, “Item 1A. Risk Factors” of the 2024 Report.

Inflation, Tariffs and Market Conditions

The Company expects profit margins to remain steady or increase if it is able to effectively manage cost of sales and operating expenses, subject to any volatility in the bulk wine markets, increased labor costs, increased commodity costs, including dry goods and packaging materials, and increased transportation costs. The Company continues to monitor the impact of inflation and tariffs in an attempt to minimize its effects through pricing strategies and cost reductions. If, however, the Company’s operations are impacted by significant inflationary pressures and/or tariffs, it may not be able to completely offset increased costs through price increases on its products, negotiations with suppliers, cost reductions, or production improvements.

Any new trade agreements, economic sanctions, or new, expanded or retaliatory tariffs or other measures could result in an increase in the price of our products, could result in boycotts of our products into certain countries, could increase the costs of finished goods and raw materials, could prompt consumers to seek alternative products, and could potentially impact our business, financial condition, or results of operations. Due to trade tensions and retaliatory actions taken by foreign government agencies against the U.S., shipments of the Company’s wines were suspended to Canada beginning towards the end of the first quarter of 2025. While the suspension is still in effect as of the date of this Report, the Company cannot predict when said trade barriers will be sufficiently reduced for shipments to resume. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, including negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. The export business represented less than 5% of the Company’s total net sales for each of the years ended December 31, 2024 and 2023.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net Sales

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	Increase (Decrease)	% change
Wholesale	$7,899	$9,139	$(1,240)	(14)%
Direct to Consumer	5,977	6,062	(85)	(1)%
Other	584	729	(145)	(20)%
Total net sales	$14,460	$15,930	$(1,470)	(9)%

Wholesale net sales decreased $1.2 million, or 14%, in the current quarter as compared to the same quarter in 2024, reflecting a decrease in domestic wine sales of $0.8 million and export wine sales of $0.4 million. The decrease in domestic wine sales is primarily driven by reduced shipments to wholesale distributors in the current quarter compared to the same quarter in 2024 related to timing of orders being shifted into the second quarter of 2025. With wholesale distributor inventories reaching above average levels versus the past several years, and amidst challenging market conditions in the wine industry, distributors seeking to rebalance inventory with current demand trends has put added pressure on shipment trends as distributors sell through inventories on hand. The decrease in export wine sales is primarily driven by decreased shipments to Canada and Europe. The tariffs levied and retaliatory measures between the U.S. and Canada have caused the suspension of all export shipments to Canada towards the end of the first quarter of 2025. Although there are continuing uncertainties surrounding tariffs between the U.S. and other countries, there were no other significant impacts on the Company’s results to report in the current quarter.

Direct to Consumer net sales decreased $0.1 million, or 1%, in the current quarter as compared to the same quarter in 2024. The overall decrease was primarily driven by a decrease in sales from wine clubs, which was mostly offset by an increase in sales from Ecommerce as compared to the same quarter in 2024. Within wine clubs, the Company experienced a slight drop in memberships for the current quarter compared to the same quarter in 2024. For Ecommerce, storewide sales, targeted offerings, and improved customer database management continue to drive an increase in sales as compared to the same quarter in 2024.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.1 million, or 20%, in the current quarter as compared to the same quarter in 2024. The decrease was primarily driven by lower service revenues generated from the custom winemaking business in the current quarter as compared to the same quarter in 2024.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	Increase (Decrease)	% change
Wholesale	$3,354	$3,532	$(178)	(5)%
Wholesale gross margin percentage	42%	39%
Direct to Consumer	3,922	3,924	(2)	—%
Direct to Consumer gross margin percentage	66%	65%
Other	(628)	240	(868)	(362)%
Total gross profit	$6,648	$7,696	$(1,048)	(14)%
Total gross margin percentage	46%	48%

Wholesale gross profit decreased $0.2 million, or 5%, in the current quarter as compared to the same quarter in 2024 driven by a decrease in overall shipments that was mostly offset by improved gross margins of 381 basis points. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 381 basis points primarily driven by sales of lower cost vintages as compared to the same quarter in 2024.

Direct to Consumer gross profit in the current quarter was comparable to the same quarter in 2024. Direct to Consumer gross margin percentage increased 89 basis points primarily driven by sales mix of higher priced wines sold through the Ecommerce channel as compared to the same quarter in 2024.

“Other” includes a gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees, non-wine retail sales, and inventory write-downs. Other gross profit decreased $0.9 million, or 362%, in the current quarter as compared to the same quarter in 2024 and is primarily driven by higher inventory write-downs related to excess inventory sold during the current quarter and inventory estimated to sell at a loss based on current market conditions.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	Increase	% change
Sales and marketing	$4,226	$4,828	$(602)	(12)%
General and administrative	3,968	3,763	205	5%
Total operating expenses	$8,194	$8,591	$(397)	(5)%

Sales and marketing expenses decreased $0.6 million, or 12%, in the current quarter as compared to the same quarter in 2024 primarily driven by decreased spending on design, promotions, and third-party services.

General and administrative expenses increased $0.2 million, or 5%, in the current quarter as compared to the same quarter in 2024 primarily driven by increased spending on professional services.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	Change	% change
Interest expense, net	$(227)	$(240)	$13	5%
Other income, net	475	470	5	1%
Total other income, net	$248	$230	$18	8%

Interest expense, net, decreased by less than $0.1 million, or 5%, in the current quarter compared to the same quarter in 2024. The decrease was primarily driven by lower principal balances outstanding on the 2015 Term Loan and 2017 Term Loan (each term as defined below).

Income Tax Benefit

The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 were 27.5% and 27.7%, respectively.

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

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of March 31, 2025, $10.1 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of March 31, 2025, $6.3 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified fixed charge coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants as of March 31, 2025.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2025 and 2024 (in thousands):

Net cash provided by (used in):	2025	2024
Operating activities	$113	$(3,657)
Investing activities	(7,849)	4,821
Financing activities	(631)	(1,326)

Cash provided by (used in) operating activities

Net cash provided by operating activities was $0.1 million for the three months ended March 31, 2025, consisting primarily of $0.9 million of net loss adjusted for $2.5 million of non-cash items and $1.5 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, and other offsetting items. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and an increase in inventory and other current assets, partially offset by a decrease in accounts receivable and an increase in customer deposits.

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

Cash (used in ) provided by investing activities

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2025, consisting primarily of the net purchases of available for sale investments of $7.7 million and capital expenditures of $0.2 million.

Net cash provided by investing activities was $4.8 million for the three months ended March 31, 2024, consisting primarily of the net redemptions of available for sale investments of $5.3 million partially offset by capital expenditures of $0.5 million.

Cash used in financing activities

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2025, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $0.3 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $0.3 million.

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2024, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $1.0 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $0.3 million.

Share Repurchases

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. During the three months ended March 31, 2025, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. In 2024, the Company repurchased a total of 389,299 shares of its common stock at an average purchase price of $6.02 per share for an aggregate purchase price of $2.4 million. The Company’s repurchase was funded through cash on hand, and the shares were retired. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2024 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 12, “Contingencies,” to the Company’s condensed consolidated interim financial statements included in Part I, “Item 1. Financial Statements (Unaudited)” of this Report is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the 2024 Report, which could materially affect its business, results of operations or financial condition. The risks described in the 2024 Report are not the only risks it faces. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may eventually prove to materially adversely affect its business, results of operations or financial condition. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in the 2024 Report.

We are subject to risks from changes to the trade policies, regulations, and tariffs of the U.S. and foreign governments.

Changes in the import and export policies, new or increased tariffs or quotas, trade restrictions by the U.S. and foreign governments, could have a material adverse effect on our business performance, financial condition, results of operations, and our relationships with customers and suppliers. Any new trade agreements, economic sanctions, or new, expanded or retaliatory tariffs or other measures could result in an increase in the price of our products, could result in boycotts of our products into certain countries, could increase the costs of finished goods and raw materials, could prompt consumers to seek alternative products, and could potentially impact our business, financial condition, or results of operations. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, including negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. The export business represented less than 5% of the Company’s total net sales for each of the years ended December 31, 2024 and 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity under the Company’s share repurchase program on a trade date basis, for the three months ended March 31, 2025 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans[1]	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans[1]
January 1-31, 2025	18,502	$6.07	822,435	1,177,565
February 1-28, 2025	18,523	$5.87	840,958	1,159,042
March 1-31, 2025	21,227	$5.83	862,185	1,137,815
Total	58,252
1On March 16, 2023, the Company announced that the Board of Directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which the Company may repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock. The 2023 Repurchase Program is set to expire on December 31, 2026. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation of Crimson Wine Group, Ltd. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	May 8, 2025	By:	/s/ Adam D. Howell
Adam D. Howell
Chief Financial Officer