Form 10-Q
period 2025-06-30
Crimson Wine Group, Ltd
filed 2025-08-07
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

On August 1, 2025 there were 20,586,027 outstanding shares of the registrant’s common stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$22,203	$21,030
Investments available for sale	500	3,750
Accounts receivable, net	8,732	9,365
Inventory	61,500	62,094
Other current assets	1,227	1,730
Total current assets	94,162	97,969
Property and equipment, net	112,702	114,436
Goodwill	1,262	1,262
Intangible and other non-current assets, net	3,850	4,492
Total non-current assets	117,814	120,190
Total assets	$211,976	$218,159
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$7,926	$11,626
Customer deposits	548	390
Current portion of long-term debt, net of unamortized loan fees	1,130	1,130
Total current liabilities	9,604	13,146
Long-term debt, net of current portion and unamortized loan fees	14,847	15,412
Deferred tax liability, net	2,486	3,012
Other non-current liabilities	16	25
Total non-current liabilities	17,349	18,449
Total liabilities	26,953	31,595
Contingencies (Note 12)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 20,586,027 and 20,644,279 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	205	206
Additional paid-in capital	278,510	278,456
Accumulated other comprehensive income	6	164
Accumulated deficit	(93,698)	(92,262)
Total stockholders’ equity	185,023	186,564
Total liabilities and stockholders’ equity	$211,976	$218,159

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$17,001	$17,246	$31,461	$33,176
Cost of sales	9,250	8,455	17,062	16,689
Gross profit	7,751	8,791	14,399	16,487
Operating expenses:
Sales and marketing	4,484	4,926	8,710	9,754
General and administrative	3,672	3,749	7,640	7,512
Total operating expenses	8,156	8,675	16,350	17,266
Net loss on disposal of property and equipment	38	162	32	373
Loss from operations	(443)	(46)	(1,983)	(1,152)
Other (expense) income:
Interest expense, net	(62)	(69)	(289)	(309)
Other income, net	266	294	741	764
Total other income, net	204	225	452	455
(Loss) income before income taxes	(239)	179	(1,531)	(697)
Income tax (benefit) expense	(108)	51	(464)	(192)
Net (loss) income	$(131)	$128	$(1,067)	$(505)
Basic and fully diluted weighted-average shares outstanding	20,586	20,821	20,600	20,878
Basic and fully diluted (loss) earnings per share	$(0.01)	$0.01	$(0.05)	$(0.02)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(131)	$128	$(1,067)	$(505)
Net unrealized holding gains (losses) on investments arising during the period, net of tax	—	8	(158)	7
Comprehensive (loss) income	$(131)	$136	$(1,225)	$(498)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Net cash flows from operating activities:
Net loss	$(1,067)	$(505)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization of property and equipment	3,458	3,449
Amortization of intangible assets	627	644
Loss on write-down of inventory	1,325	115
Provision for credit losses	116	(150)
Net loss on disposal of property and equipment	32	373
Benefit for deferred income taxes	(464)	(192)
Stock-based compensation	54	271
Net change in operating assets and liabilities:
Accounts receivable	517	1,938
Inventory	(731)	532
Other current assets	503	372
Other non-current assets	15	14
Accounts payable and accrued liabilities	(3,886)	(5,888)
Customer deposits	163	(58)
Other non-current liabilities	(9)	17
Net cash provided by operating activities	653	932
Net cash flows from investing activities:
Purchase of investments available for sale	(10,970)	(8,935)
Redemptions of investments available for sale	14,000	6,000
Acquisition of property and equipment	(1,588)	(1,965)
Principal payments received on notes receivable	—	43
Proceeds from disposals of property and equipment	18	41
Net cash provided by (used in) investing activities	1,460	(4,816)
Net cash flows from financing activities:
Principal payments on long-term debt	(570)	(570)
Repurchase of common stock and related excise tax	(370)	(1,461)
Net cash used in financing activities	(940)	(2,031)
Net increase (decrease) in cash and cash equivalents	1,173	(5,915)
Cash and cash equivalents - beginning of period	21,030	22,777
Cash and cash equivalents - end of period	$22,203	$16,862
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$449	$477
Income tax payments, net	$27	$9
Non-cash investing and financing activity:
Unrealized holding (losses) gains on investments, net of tax	$(158)	$7
Acquisition of property and equipment invoiced or accrued but not yet paid	$186	$1,046

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Three Months Ended June 30, 2025
Balance, March 31, 2025	20,586,027	$205	$278,484	$6	$(93,543)	$185,152
Net loss	—	—	—	—	(131)	(131)
Stock-based compensation	—	—	26	—	—	26
Excise tax on repurchase of common stock	—	—	—	—	(24)	(24)
Balance, June 30, 2025	20,586,027	$205	$278,510	$6	$(93,698)	$185,023

Three Months Ended June 30, 2024
Balance, March 31, 2024	20,856,864	$209	$278,710	$87	$(92,393)	$186,613
Net income	—	—	—	—	128	128
Other comprehensive income	—	—	—	8	—	8
Stock-based compensation	—	—	141	—	—	141
Repurchase of common stock and related excise tax	(64,819)	(1)	—	—	(419)	(420)
Balance, June 30, 2024	20,792,045	$208	$278,851	$95	$(92,684)	$186,470

Six Months Ended June 30, 2025
Balance, December 31, 2024	20,644,279	$206	$278,456	$164	$(92,262)	$186,564
Net loss	—	—	—	—	(1,067)	(1,067)
Other comprehensive loss	—	—	—	(158)	—	(158)
Stock-based compensation	—	—	54	—	—	54
Repurchase of common stock and related excise tax	(58,252)	(1)	—	—	(369)	(370)
Balance, June 30, 2025	20,586,027	$205	$278,510	$6	$(93,698)	$185,023

Six Months Ended June 30, 2024
Balance, December 31, 2023	21,033,578	$210	$278,580	$88	$(90,720)	$188,158
Net loss	—	—	—	—	(505)	(505)
Other comprehensive income	—	—	—	7	—	7
Stock-based compensation	—	—	271	—	—	271
Repurchase of common stock and related excise tax	(241,533)	(2)	—	—	(1,459)	(1,461)
Balance, June 30, 2024	20,792,045	$208	$278,851	$95	$(92,684)	$186,470

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and recent accounting pronouncements under such Note) included in the Company’s audited consolidated financial statements for the year ended December 31, 2024, as filed with the SEC on Form 10-K (the “2024 Report”) on March 18, 2025. Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet at December 31, 2024 was extracted from the audited annual consolidated financial statements included in the 2024 Report and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2025. See Note 2, “Significant Accounting Policies,” of the 2024 Report for a description of the Company’s significant accounting policies.

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

Refer to Note 11, “Business Segment Information,” for revenue by sales channel amounts for the three and six months ended June 30, 2025 and 2024.

Contract Balances

When the Company receives payments from customers prior to completing its performance obligations for goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2025 and 2024 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the six-month periods ended June 30, 2025 and 2024 were not materially impacted by any other factors.

The outstanding contract liability balance was $0.5 million at June 30, 2025 and $0.4 million at December 31, 2024. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.3 million and $0.5 million were recognized as revenue during each of the six-month periods ended June 30, 2025 and 2024, respectively.

Accounts Receivable, Net

The Company’s beginning and ending balances for accounts receivable, net for each of the six-month periods ended June 30, 2025 and 2024 are as follows (in thousands):

Accounts receivable, net	2025	2024
Balance at January 1,	$9,365	$7,685
Balance at June 30,	$8,732	$5,897

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

The following table reflects changes in the allowance for credit losses balance during each of the six-month periods ended June 30, 2025 and 2024 (in thousands):

Allowance for credit losses	2025	2024
Balance at January 1,	$37	$173
Current period provision	113	(150)
Write-offs charged against the allowance	(19)	—
Balance at June 30,	$131	$23

3.Inventory

A summary of inventory as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$32,051	$27,046
In-process goods	28,005	34,042
Packaging and bottling supplies	1,444	1,006
Total inventory	$61,500	$62,094

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

Inventory write-downs of $0.5 million were recorded during the three-month period ended June 30, 2025. No inventory write-downs were recorded during the three-month period ended June 30, 2024. Inventory write-downs of $1.3 million and $0.1 million were recorded during the six-month periods ended June 30, 2025 and 2024, respectively. The rise in inventory write-downs reflects inventory expected to be sold at a loss due to current market conditions.

4.Property and Equipment

A summary of property and equipment as of June 30, 2025 and December 31, 2024, and depreciation and amortization for the three and six months ended June 30, 2025 and 2024, is as follows (in thousands):

	Depreciable Lives
	(in years)	June 30, 2025	December 31, 2024
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	67,123	66,846
Winery and vineyard equipment	3-25	40,175	40,592
Vineyards and improvements	7-25	34,273	33,014
Caves	20-40	5,639	5,639
Vineyards under development	N/A	4,222	5,101
Construction in progress	N/A	3,006	2,171
Total		199,350	198,275
Accumulated depreciation and amortization		(86,648)	(83,839)
Total property and equipment, net		$112,702	$114,436

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization:	2025	2024	2025	2024
Capitalized into inventory	$1,268	$1,243	$2,544	$2,501
Expensed to general and administrative	458	475	914	948
Total depreciation and amortization	$1,726	$1,718	$3,458	$3,449

5.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

June 30, 2025	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	500	500	—	—	—	500	500
December 31, 2024	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$3,750	$3,750	$—	$—	$—	$3,750	$3,750

As of June 30, 2025 and December 31, 2024, the Company did not have any other assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents and short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of June 30, 2025, the Company has estimated the fair value of its outstanding debt to be approximately $13.3 million compared to its carrying value of $16.0 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“American AgCredit”) as of June 30, 2025 of 7.38% and 7.22% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 8, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets as of June 30, 2025 and December 31, 2024, and amortization expense for the three and six months ended June 30, 2025 and 2024, is as follows (in thousands):

		June 30, 2025			December 31, 2024
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$(14,812)	$3,188	$18,000	$(14,280)	$3,720
Distributor relationships	10-14	2,700	(2,694)	6	2,700	(2,612)	88
Legacy permits	14	250	(250)	—	250	(243)	7
Trademark	20	200	(169)	31	200	(163)	37
Total		$21,150	$(17,925)	$3,225	$21,150	$(17,298)	$3,852
Deferred tax asset (1)				536			536
Other non-current assets				89			104
Total intangible and other non-current assets, net				$3,850			$4,492

(1) Deferred tax asset is presented separate from deferred tax liability within the Company’s consolidated balance sheets as offsets between different tax jurisdictions are not allowed pursuant to ASC 740-10-45-6.

				Three Months Ended June 30,		Six Months Ended June 30,
				2025	2024	2025	2024
Total amortization expense				$305	$322	$627	$644

The estimated aggregate future amortization of intangible assets as of June 30, 2025 is identified below (in thousands):

Amortization
Remainder of 2025	$541
2026	1,073
2027	1,073
2028	469
2029	33
Thereafter	36
Total	$3,225

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and accrued grape liabilities	$3,011	$5,605
Accrued compensation related expenses	2,080	2,907
Sales and marketing	448	735
Acquisition of property and equipment	289	562
Accrued interest	212	220
Depletion allowance	1,107	962
Production and farming	351	219
Other accrued expenses	428	416
Total accounts payable and accrued liabilities	$7,926	$11,626

8.Debt

A summary of debt as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025	December 31, 2024
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	9,920	10,240
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	6,125	6,375
Unamortized loan fees	(68)	(73)
Total debt	15,977	16,542
Less current portion of long-term debt	1,130	1,130
Long-term debt due after one year, net	$14,847	$15,412
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified fixed charge coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of June 30, 2025.

A summary of debt maturities as of June 30, 2025 is as follows (in thousands):

Principal due the remainder of 2025	$570
Principal due in 2026	1,140
Principal due in 2027	1,140
Principal due in 2028	1,140
Principal due in 2029	1,140
Principal due thereafter	10,915
Total	$16,045

9.Stockholders’ Equity and Stock-Based Compensation
Share Repurchase

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. In 2024, the Company repurchased a total of 389,299 shares of its common stock at an average purchase price of $6.02 per share for an aggregate purchase price of $2.4 million. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program. During the six months ended June 30, 2025 and prior to the suspension of the 2023 Repurchase Program, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. The Company’s repurchase was funded through cash on hand, and the shares were retired. The 2023 Repurchase Program is set to expire on December 31, 2026.

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

As of June 30, 2025, the Company determined the achievement of certain targets for the aforementioned performance-based agreements were not probable based on the Company’s financial projections and assumptions regarding industry conditions. The Company has recorded the related stock-based compensation expense for the three and six months ended June 30, 2025 for options that have either vested or are probable of vesting.

Estimates of stock-based compensation expense require the application of judgment, including the selection of an option pricing model and determining appropriate inputs and assumptions that impact fair value calculations. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.

As of June 30, 2025, stock options in respect of 1,273,000 shares remained outstanding. There were no stock option exercises, forfeitures, or expirations during the six months ended June 30, 2025. The stock-based compensation expense for these grants, which will be recorded over the respective vesting periods, is based on the grant date fair value. $26 thousand and $54 thousand were recognized as stock-based compensation expense for the three and six months ended June 30, 2025, respectively. $141 thousand and $271 thousand were recognized as stock-based compensation expense for the three and six months ended June 30, 2024, respectively. Stock-based compensation expense is reflected as a component under general and administrative expense in the unaudited interim condensed consolidated statements of operations.

10.Income Taxes
The consolidated income taxes for the three and six months ended June 30, 2025 and 2024, were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2025 and 2024, respectively, and then adjusting for any discrete items.
The Company’s effective tax rates for the three months ended June 30, 2025 and 2024 were 45.3% and 28.4%, respectively. The increase in the Company’s effective tax rate is attributable to the immaterial change in the estimated annual effective income tax rate having a disproportionately large impact for the current quarter due to the Company’s pre-tax book loss for the three months ended June 30, 2025. The Company’s effective tax rates for the six months ended June 30, 2025 and 2024 were 30.3% and 27.6%, respectively.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2025 is primarily attributable to state income taxes, other permanent items and the impact of the change in estimated annual effective income tax rate on the current quarter (as discussed above).

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

The following tables outline the net sales, cost of sales, gross profit (loss), directly attributable selling expenses, net loss (gain) on disposal of property and equipment, and income (loss) from operations for the Company’s reportable segments for the three and six months ended June 30, 2025 and 2024, and also includes a reconciliation to consolidated income (loss) from operations. Other/Non-Allocable net sales and gross profit (loss) include bulk wine and grape sales, event fees, tasting fees, and non-wine retail sales. Sales figures are net of related excise taxes. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment.

	Three Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$9,800	$9,372	$6,305	$6,656	$896	$1,218	$17,001	$17,246
Cost of sales	6,087	5,394	2,103	2,445	1,060	616	9,250	8,455
Gross profit (loss)	3,713	3,978	4,202	4,211	(164)	602	7,751	8,791
Operating expenses:
Sales and marketing	1,639	1,651	1,877	2,010	968	1,265	4,484	4,926
General and administrative	—	—	—	—	3,672	3,749	3,672	3,749
Total operating expenses	1,639	1,651	1,877	2,010	4,640	5,014	8,156	8,675
Net loss on disposal of property and equipment	—	—	—	—	38	162	38	162
Income (loss) from operations	$2,074	$2,327	$2,325	$2,201	$(4,842)	$(4,574)	$(443)	$(46)

	Six Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$17,699	$18,511	$12,282	$12,718	$1,480	$1,947	$31,461	$33,176
Cost of sales	10,632	11,001	4,158	4,583	2,272	1,105	17,062	16,689
Gross profit (loss)	7,067	7,510	8,124	8,135	(792)	842	14,399	16,487
Operating expenses:
Sales and marketing	3,128	3,167	3,693	3,948	1,889	2,639	8,710	9,754
General and administrative	—	—	—	—	7,640	7,512	7,640	7,512
Total operating expenses	3,128	3,167	3,693	3,948	9,529	10,151	16,350	17,266
Net loss on disposal of property and equipment	—	—	—	—	32	373	32	373
Income (loss) from operations	$3,939	$4,343	$4,431	$4,187	$(10,353)	$(9,682)	$(1,983)	$(1,152)

12.Contingencies

2017 Wildfires

In October 2017, significant wildfires impacted the Company’s operations and damaged its inventory. The Company has settled insurance claims totaling $1.3 million related to such wildfires through August 2020. In September 2023, the Company accepted and received a settlement payout from the Fire Victim Trust (the “Fire Victim Trust”), which was formed in connection with PG&E Corporation and Pacific Gas and Electric Company’s (together, “PG&E”) joint plan of reorganization under Chapter 11 to, among other things, review and resolve eligible claims arising from certain wildfires. To-date, the settlement payout received by the Company has totaled $2.2 million, which the Company has recorded in other income, net. Of the total payout received, no amounts were received during the three and six months ended June 30, 2025 or 2024. The payments received to-date represent a portion of the total amount approved by the Fire Victim Trust for lost business income over a 36-month period from October 2017 to September 2020. As the Fire Victim Trust seeks to wind down the claims program in 2025, the Company may be receiving an additional payout from this settlement; however, the amount, if any, and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims.

Cybersecurity

As previously disclosed in the Company’s Current Reports on Form 8-K as filed with the SEC on July 5, 2024 and July 25, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on June 30, 2024. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had a material impact on its overall financial condition or results of operations, its evaluation and response to this incident are ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. As of June 30, 2025, incurred cybersecurity expenses have been accrued and reflected within the Company’s consolidated financial statements. Although the Company expects a substantial portion of these expenses will ultimately be covered by its insurer, the amounts and timing are not final.

On December 23, 2024, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint asserts claims for negligence, negligence per se, breach of contract, breach of implied contract, violation of the Illinois Consumer Fraud and Deceptive Practices Act, invasion of privacy, unjust enrichment and declaratory judgment, and seeks, among other things, damages. The Company intends to vigorously defend itself against this lawsuit. The Company cannot predict the outcome of the matter, and a reasonable estimate of loss or range of loss cannot be made as of the date of this Quarterly Report on Form 10-Q. It is at least reasonably possible that the estimate could change in the future and the effect of the change could also be material.

The Company and its subsidiaries may become parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company’s consolidated financial position or liquidity. Other than the cybersecurity matter discussed, the Company is not aware of any pending litigation that could have a material adverse impact on its consolidated financial position, liquidity or results of operations.

13.Earnings (Loss) Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share amounts)	2025	2024	2025	2024
Net (loss) income	$(131)	$128	$(1,067)	$(505)

Common shares:
Weighted-average number of common shares outstanding - basic	20,586	20,821	20,600	20,878
Dilutive effect of stock options outstanding	—	—	—	—
Weighted-average number of common shares outstanding - diluted	20,586	20,821	20,600	20,878

(Loss) earnings per share:
Basic	$(0.01)	$0.01	$(0.05)	$(0.02)
Diluted	$(0.01)	$0.01	$(0.05)	$(0.02)

Antidilutive stock options (1)	462	1,273	462	1,273
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted (loss) earnings per share calculations because the options are antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC (the “2024 Report”) on March 18, 2025.

Quantities or results referred to as “current quarter” and “current three and six-month period” refer to the three and six months ended June 30, 2025.

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

As of June 30, 2025, wine inventory included approximately 0.7 million cases of bottled wine and bulk wine, both in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Any new trade agreements, economic sanctions, or new, expanded or retaliatory tariffs or other measures could result in an increase in the price of our products, could result in boycotts of our products into certain countries, could increase the costs of finished goods and raw materials, could prompt consumers to seek alternative products, and could potentially impact our business, financial condition, or results of operations. Due to trade tensions and retaliatory actions taken by foreign government agencies against the U.S., shipments of the Company’s wines were suspended to Canada beginning towards the end of the first quarter of 2025 and throughout the second quarter of 2025. While the suspension is still in effect as of the date of this Report, the Company cannot predict when said trade barriers will be sufficiently reduced for shipments to resume. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, including negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. The export business represented less than 5% of the Company’s total net sales for each of the six month periods ended June 30, 2025 and 2024.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net Sales

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Increase (Decrease)	% change
Wholesale	$9,800	$9,372	$428	5%
Direct to Consumer	6,305	6,656	(351)	(5)%
Other	896	1,218	(322)	(26)%
Total net sales	$17,001	$17,246	$(245)	(1)%

Wholesale net sales increased $0.4 million, or 5%, in the current quarter as compared to the same quarter in 2024, reflecting an increase in domestic wine sales of $0.8 million partially offset by a decrease in export wine sales of $0.4 million. The increase in domestic wine sales is primarily driven by increased shipments to wholesale distributors in the current quarter compared to the same quarter in 2024 related to timing of some orders planned for the first quarter being fulfilled in the second quarter of 2025 as well as additional shipments for the Company’s distributor transition in the State of California. The decrease in export wine sales is primarily driven by the suspension of shipments to Canadian markets. The tariffs levied and retaliatory measures between the U.S. and Canada have caused the suspension of all export shipments to Canada towards the end of the first quarter of 2025 and throughout the second quarter of 2025, and such suspension is still in effect as of the date of this Report. Although there are continuing uncertainties surrounding tariffs between the U.S. and other countries, there were no other significant impacts on the Company’s results to report in the current quarter.

Direct to Consumer net sales decreased $0.4 million, or 5%, in the current quarter as compared to the same quarter in 2024. The overall decrease was primarily driven by a decrease in sales from wine clubs and tasting rooms as compared to the same quarter in 2024. The Company experienced a decrease in wine club memberships and tasting room visitations for the current quarter compared to the same quarter in 2024.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.3 million, or 26%, in the current quarter as compared to the same quarter in 2024. The decrease was primarily driven by lower tasting fees revenue and bulk wine sales in the current quarter as compared to the same quarter in 2024.

Gross Profit

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Increase (Decrease)	% change
Wholesale	$3,713	$3,978	$(265)	(7)%
Wholesale gross margin percentage	38%	42%
Direct to Consumer	4,202	4,211	(9)	—%
Direct to Consumer gross margin percentage	67%	63%
Other	(164)	602	(766)	(127)%
Total gross profit	$7,751	$8,791	$(1,040)	(12)%
Total gross margin percentage	46%	51%

Wholesale gross profit decreased $0.3 million, or 7%, in the current quarter as compared to the same quarter in 2024 driven by increased discounts on select labels partially offset by an increase in overall shipments. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 456 basis points primarily driven by the aforementioned discounts on select labels in the current quarter as compared to the same quarter in 2024.

Direct to Consumer gross profit in the current quarter was comparable to the same quarter in 2024. Direct to Consumer gross margin percentage increased 338 basis points primarily driven by sales mix of higher margin wines sold through wine clubs and Ecommerce channels as compared to the same quarter in 2024.

“Other” includes gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees, non-wine retail sales, and inventory write-downs. Other gross profit decreased $0.8 million, or 127%, in the current quarter as compared to the same quarter in 2024 and is primarily driven by higher inventory write-downs related to inventory expected to be sold at a loss due to current market conditions.

Operating Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Increase	% change
Sales and marketing	$4,484	$4,926	$(442)	(9)%
General and administrative	3,672	3,749	(77)	(2)%
Total operating expenses	$8,156	$8,675	$(519)	(6)%

Sales and marketing expenses decreased $0.4 million, or 9%, in the current quarter as compared to the same quarter in 2024 primarily driven by decreased spending on selling costs consistent with lower Direct to Consumer sales, travel expenses and other professional services.

General and administrative expenses decreased $0.1 million, or 2%, in the current quarter as compared to the same quarter in 2024 due to decreased consulting expenses.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	% change
Interest expense, net	$(62)	$(69)	$7	10%
Other income, net	266	294	(28)	(10)%
Total other income, net	$204	$225	$(21)	(9)%

Both interest expense, net and other income, net, in the current quarter were comparable to the same quarter in 2024.

Income Tax (Benefit) Expense

The Company’s effective tax rates for the three months ended June 30, 2025 and 2024 were 45.3% and 28.4%, respectively. The increase in the Company’s effective tax rate is attributable to the immaterial change in the estimated annual effective income tax rate having a disproportionately large impact for the current quarter due to the Company’s pre-tax book loss for the three months ended June 30, 2025.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net Sales

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	Increase (Decrease)	% change
Wholesale	$17,699	$18,511	$(812)	(4)%
Direct to Consumer	12,282	12,718	(436)	(3)%
Other	1,480	1,947	(467)	(24)%
Total net sales	$31,461	$33,176	$(1,715)	(5)%

Wholesale net sales decreased $0.8 million, or 4%, in the current six month period as compared to the same period in 2024, primarily driven by a decrease in export wine sales of $0.8 million as domestic wine sales were comparable across the two comparative periods. The decrease in export wine sales is primarily driven by decreased shipments to Canada and Europe. Although there are continuing uncertainties surrounding international trade policy, there were no other significant impacts on the Company’s results in the current six month period.

Direct to Consumer net sales decreased $0.4 million, or 3%, in the current six month period as compared to the same period in 2024. The overall decrease was primarily driven by a decrease in sales from wine clubs and tasting rooms, partially offset by an increase in sales from Ecommerce as compared to the same period in 2024. The Company experienced a decrease in wine club memberships and tasting room visitations for the current six month period compared to the same period in 2024. For Ecommerce, a sales mix of higher priced wines drove an increase in sales as compared to the same period in 2024.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.5 million, or 24%, in the current six month period as compared to the same period in 2024. The decrease was primarily driven by lower tasting fees revenue, bulk wine sales, and service revenues generated from the custom winemaking business in the current six month period as compared to the same period in 2024.

Gross Profit

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	Increase (Decrease)	% change
Wholesale	$7,067	$7,510	$(443)	(6)%
Wholesale gross margin percentage	40%	41%
Direct to Consumer	8,124	8,135	(11)	—%
Direct to Consumer gross margin percentage	66%	64%
Other	(792)	842	(1,634)	(194)%
Total gross profit	$14,399	$16,487	$(2,088)	(13)%
Total gross margin percentage	46%	50%

Wholesale gross profit decreased $0.4 million, or 6%, in the current six month period as compared to the same period in 2024 driven by increased discounts on select labels and a decrease in export shipments. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 64 basis points primarily driven by the aforementioned discounts on select labels mostly offset by sales of lower cost vintages in the current six month period as compared to the same period in 2024.

Direct to Consumer gross profit in the current six month period was comparable to the same period in 2024. Direct to Consumer gross margin percentage increased 218 basis points primarily driven by sales mix of higher margin wines sold through wine clubs and Ecommerce channels as compared to the same period in 2024.

“Other” includes a gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees, non-wine retail sales, and inventory write-downs and reserves. Other gross profit decreased $1.6 million, or 194%, in the current six month period as compared to the same period in 2024 and is primarily driven by higher inventory write-downs related to inventory expected to be sold at a loss due to current market conditions.

Operating Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	Increase	% change
Sales and marketing	$8,710	$9,754	$(1,044)	(11)%
General and administrative	7,640	7,512	128	2%
Total operating expenses	$16,350	$17,266	$(916)	(5)%

Sales and marketing expenses decreased $1.0 million, or 11%, in the current six month period as compared to the same period in 2024 primarily driven by decreased spending on design, events, selling costs consistent with lower Direct to Consumer sales, and travel expenses.

General and administrative expenses increased $0.1 million, or 2%, in the current six month period as compared to the same period in 2024 primarily driven by increased spending on software and professional fees.

Other Income (Expense)

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	Change	% change
Interest expense, net	$(289)	$(309)	$20	6%
Other income, net	741	764	(23)	(3)%
Total other income, net	$452	$455	$(3)	(1)%

Both interest expense, net and other income, net, in the current six month period were comparable to the same period in 2024.

Income Tax Benefit

The Company’s effective tax rates for six months ended June 30, 2025 and 2024 were 30.3% and 27.6%, respectively.

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

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of June 30, 2025, $9.9 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of June 30, 2025, $6.1 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified fixed charge coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants as of June 30, 2025.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2025 and 2024 (in thousands):

Net cash provided by (used in):	2025	2024
Operating activities	$653	$932
Investing activities	1,460	(4,816)
Financing activities	(940)	(2,031)

Cash provided by operating activities

Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2025, consisting primarily of $1.1 million of net loss adjusted for $5.1 million of non-cash items and $3.4 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, and other offsetting items. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and an increase in inventory, partially offset by a decrease in accounts receivable and other current assets.

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

Cash provided by (used in ) investing activities

Net cash provided by investing activities was $1.5 million for the six months ended June 30, 2025, consisting primarily of the net redemptions of available for sale investments of $3.0 million, partially offset by and capital expenditures of $1.6 million.

Net cash used in investing activities was $4.8 million for the six months ended June 30, 2024, consisting primarily of the net purchases of available for sale investments of $2.9 million and capital expenditures of $2.0 million, partially offset by principal payments received on notes receivable and proceeds from disposals of property and equipment totaling $0.1 million.

Cash used in financing activities

Net cash used in financing activities was $0.9 million for the six months ended June 30, 2025, consisting of the principal payments on the Company’s 2015 and 2017 Term Loans of $0.6 million and the repurchase of shares of the Company’s common stock at an aggregate purchase price of $0.4 million.

Net cash used in financing activities was $2.0 million for the six months ended June 30, 2024, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $1.5 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $0.6 million.

Share Repurchases

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program. During the six months ended June 30, 2025 and prior to the suspension of the 2023 Repurchase Program, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. In 2024, the Company repurchased a total of 389,299 shares of its common stock at an average purchase price of $6.02 per share for an aggregate purchase price of $2.4 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2024 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation of Crimson Wine Group, Ltd. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	August 7, 2025	By:	/s/ Adam D. Howell
Adam D. Howell
Chief Financial Officer