Form 10-Q
period 2025-09-30
Crimson Wine Group, Ltd
filed 2025-11-06
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

On October 31, 2025 there were 20,586,027 outstanding shares of the registrant’s common stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,568	$21,030
Investments available for sale	—	3,750
Accounts receivable, net	6,211	9,365
Inventory	68,947	62,094
Other current assets	1,952	1,730
Total current assets	100,678	97,969
Property and equipment, net	112,511	114,436
Goodwill	1,262	1,262
Intangible and other non-current assets, net	3,573	4,492
Total non-current assets	117,346	120,190
Total assets	$218,024	$218,159
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$12,236	$11,626
Customer deposits	1,153	390
Current portion of long-term debt, net of unamortized loan fees	1,130	1,130
Total current liabilities	14,519	13,146
Long-term debt, net of current portion and unamortized loan fees	14,564	15,412
Deferred tax liability, net	2,912	3,012
Other non-current liabilities	16	25
Total non-current liabilities	17,492	18,449
Total liabilities	32,011	31,595
Contingencies (Note 12)
Stockholders’ Equity
Common stock, par value $0.01 per share, authorized 150,000,000 shares; 20,586,027 and 20,644,279 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	205	206
Additional paid-in capital	278,538	278,456
Accumulated other comprehensive income	6	164
Accumulated deficit	(92,736)	(92,262)
Total stockholders’ equity	186,013	186,564
Total liabilities and stockholders’ equity	$218,024	$218,159

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$13,317	$16,912	$44,778	$50,088
Cost of sales	7,028	8,810	24,090	25,499
Gross profit	6,289	8,102	20,688	24,589
Operating expenses:
Sales and marketing	3,973	4,656	12,683	14,410
General and administrative	3,487	3,759	11,127	11,271
Total operating expenses	7,460	8,415	23,810	25,681
Net (gain) loss on disposal of property and equipment	(15)	(12)	17	361
Loss from operations	(1,156)	(301)	(3,139)	(1,453)
Other income (expense):
Interest expense, net	(225)	(234)	(514)	(543)
Other income, net	2,750	585	3,491	1,349
Total other income, net	2,525	351	2,977	806
Income (loss) before income taxes	1,369	50	(162)	(647)
Income tax expense (benefit)	426	12	(38)	(180)
Net income (loss)	$943	$38	$(124)	$(467)
Basic and fully diluted weighted-average shares outstanding	20,586	20,752	20,595	20,836
Basic and fully diluted earnings (loss) per share	$0.05	$—	$(0.01)	$(0.02)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$943	$38	$(124)	$(467)
Net unrealized holding gains (losses) on investments arising during the period, net of tax	—	39	(158)	46
Comprehensive income (loss)	$943	$77	$(282)	$(421)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Net cash flows from operating activities:
Net loss	$(124)	$(467)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization of property and equipment	5,176	5,179
Amortization of intangible assets	897	965
Loss on write-down of inventory	2,053	494
Provision for credit losses	15	(139)
Net loss on disposal of property and equipment	17	361
Benefit for deferred income taxes	(38)	(180)
Stock-based compensation expense (reversal)	82	(185)
Net change in operating assets and liabilities:
Accounts receivable	3,139	856
Inventory	(8,906)	(7,301)
Other current assets	(222)	72
Other non-current assets	22	22
Accounts payable and accrued liabilities	269	2,196
Customer deposits	770	556
Other non-current liabilities	(9)	17
Net cash provided by operating activities	3,141	2,446
Net cash flows from investing activities:
Purchase of investments available for sale	(10,970)	(9,185)
Redemptions of investments available for sale	14,500	15,250
Acquisition of property and equipment	(2,960)	(4,274)
Principal payments received on notes receivable	—	43
Proceeds from disposals of property and equipment	33	57
Net cash provided by investing activities	603	1,891
Net cash flows from financing activities:
Principal payments on long-term debt	(855)	(855)
Repurchase of common stock and related excise tax	(351)	(1,924)
Net cash used in financing activities	(1,206)	(2,779)
Net increase in cash and cash equivalents	2,538	1,558
Cash and cash equivalents - beginning of period	21,030	22,777
Cash and cash equivalents - end of period	$23,568	$24,335
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$884	$712
Income tax payments, net	$27	$11
Non-cash investing and financing activity:
Unrealized holding (losses) gains on investments, net of tax	$(158)	$46
Acquisition of property and equipment invoiced or accrued but not yet paid	$341	$306

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Three Months Ended September 30, 2025
Balance, June 30, 2025	20,586,027	$205	$278,510	$6	$(93,698)	$185,023
Net income	—	—	—	—	943	943
Stock-based compensation	—	—	28	—	—	28
Excise tax on repurchase of common stock	—	—	—	—	19	19
Balance, September 30, 2025	20,586,027	$205	$278,538	$6	$(92,736)	$186,013

Three Months Ended September 30, 2024
Balance, June 30, 2024	20,792,045	$208	$278,851	$95	$(92,684)	$186,470
Net income	—	—	—	—	38	38
Other comprehensive income	—	—	—	39	—	39
Stock-based compensation (reversal) expense	—	—	(456)	—	—	(456)
Repurchase of common stock and related excise tax	(83,069)	(1)	—	—	(507)	(508)
Balance, September 30, 2024	20,708,976	$207	$278,395	$134	$(93,153)	$185,583

Nine Months Ended September 30, 2025
Balance, December 31, 2024	20,644,279	$206	$278,456	$164	$(92,262)	$186,564
Net income	—	—	—	—	(124)	(124)
Other comprehensive loss	—	—	—	(158)	—	(158)
Stock-based compensation	—	—	82	—	—	82
Repurchase of common stock and related excise tax	(58,252)	(1)	—	—	(350)	(351)
Balance, September 30, 2025	20,586,027	$205	$278,538	$6	$(92,736)	$186,013

Nine Months Ended September 30, 2024
Balance, December 31, 2023	21,033,578	$210	$278,580	$88	$(90,720)	$188,158
Net loss	—	—	—	—	(467)	(467)
Other comprehensive income	—	—	—	46	—	46
Stock-based compensation (reversal) expense	—	—	(185)	—	—	(185)
Repurchase of common stock and related excise tax	(324,602)	(3)	—	—	(1,966)	(1,969)
Balance, September 30, 2024	20,708,976	$207	$278,395	$134	$(93,153)	$185,583

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and recent accounting pronouncements under such Note) included in the Company’s audited consolidated financial statements for the year ended December 31, 2024, as filed with the SEC on Form 10-K (the “2024 Report”) on March 18, 2025. Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet at December 31, 2024 was derived from the audited annual consolidated financial statements included in the 2024 Report and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2025. See Note 2, “Significant Accounting Policies,” of the 2024 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses (“ASU 2024-03”). Adoption of ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods, effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. Management is currently assessing the impact from the future adoption of ASU 2024-03 on the Company’s condensed consolidated financial statements and related disclosures.

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

Refer to Note 11, “Business Segment Information,” for revenue by sales channel amounts for the three and nine months ended September 30, 2025 and 2024.

Contract Balances

When the Company receives payments from customers prior to completing its performance obligations for goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2025 and 2024 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the nine-month periods ended September 30, 2025 and 2024 were not materially impacted by any other factors.

The outstanding contract liability balance was $1.2 million at September 30, 2025 and $0.4 million at December 31, 2024. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.3 million and $0.5 million were recognized as revenue during the nine-month periods ended September 30, 2025 and 2024, respectively.

Accounts Receivable, Net

The Company’s beginning and ending balances for accounts receivable, net for each of the nine-month periods ended September 30, 2025 and 2024 are as follows (in thousands):

Accounts receivable, net	2025	2024
Balance at January 1,	$9,365	$7,685
Balance at September 30,	$6,211	$6,968

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

The following table reflects changes in the allowance for credit losses balance during each of the nine-month periods ended September 30, 2025 and 2024 (in thousands):

Allowance for credit losses	2025	2024
Balance at January 1,	$37	$173
Current period provision	11	(139)
Write-offs charged against the allowance	(19)	—
Balance at September 30,	$29	$34

3.Inventory

A summary of inventory as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$37,591	$27,046
In-process goods	30,851	34,042
Packaging and bottling supplies	505	1,006
Total inventory	$68,947	$62,094

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

Inventory write-downs of $0.7 million and $0.4 million were recorded during the three-month periods ended September 30, 2025 and 2024, respectively. Inventory write-downs of $2.1 million and $0.5 million were recorded during the nine-month periods ended September 30, 2025 and 2024, respectively. The rise in inventory write-downs reflects inventory expected to be sold at a loss due to current market conditions.

4.Property and Equipment

A summary of property and equipment as of September 30, 2025 and December 31, 2024, and depreciation and amortization for the three and nine months ended September 30, 2025 and 2024, is as follows (in thousands):

	Depreciable Lives
	(in years)	September 30, 2025	December 31, 2024
Land and improvements	N/A	$44,912	$44,912
Buildings and improvements	20-40	67,156	66,846
Winery and vineyard equipment	3-25	39,798	40,592
Vineyards and improvements	7-25	34,287	33,014
Caves	20-40	5,639	5,639
Vineyards under development	N/A	4,514	5,101
Construction in progress	N/A	3,429	2,171
Total		199,735	198,275
Accumulated depreciation and amortization		(87,224)	(83,839)
Total property and equipment, net		$112,511	$114,436

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization:	2025	2024	2025	2024
Capitalized into inventory	$1,250	$1,244	$3,794	$3,745
Expensed to general and administrative	468	486	1,382	1,434
Total depreciation and amortization	$1,718	$1,730	$5,176	$5,179

5.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

September 30, 2025	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	—	—	—	—	—	—	—
December 31, 2024	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$3,750	$3,750	$—	$—	$—	$3,750	$3,750

As of September 30, 2025 and December 31, 2024, the Company did not have any other assets or liabilities measured at fair value on a nonrecurring basis. For cash and cash equivalents and short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of September 30, 2025, the Company has estimated the fair value of its outstanding debt to be approximately $13.4 million compared to its carrying value of $15.8 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“American AgCredit”) as of September 30, 2025 of 7.11% and 6.94% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 8, “Debt.”

The Company does not invest in any derivatives or engage in any hedging activities.

6.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets as of September 30, 2025 and December 31, 2024, and amortization expense for the three and nine months ended September 30, 2025 and 2024, is as follows (in thousands):

		September 30, 2025			December 31, 2024
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15-17	$18,000	$(15,077)	$2,923	$18,000	$(14,280)	$3,720
Distributor relationships	10-14	2,700	(2,697)	3	2,700	(2,612)	88
Legacy permits	14	250	(250)	—	250	(243)	7
Trademark	20	200	(171)	29	200	(163)	37
Total		$21,150	$(18,195)	$2,955	$21,150	$(17,298)	$3,852
Deferred tax asset (1)				536			536
Other non-current assets				82			104
Total intangible and other non-current assets, net				$3,573			$4,492

(1) Deferred tax asset is presented separate from deferred tax liability within the Company’s consolidated balance sheets as offsets between different tax jurisdictions are not allowed pursuant to FASB Accounting Standards Codification 740-10-45-6.

				Three Months Ended September 30,		Nine Months Ended September 30,
				2025	2024	2025	2024
Total amortization expense				$270	$321	$897	$965

The estimated aggregate future amortization of intangible assets as of September 30, 2025 is identified below (in thousands):

Amortization
Remainder of 2025	$271
2026	1,073
2027	1,073
2028	469
2029	33
Thereafter	36
Total	$2,955

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable and accrued grape liabilities	$7,586	$5,605
Accrued compensation related expenses	2,592	2,907
Sales and marketing	372	735
Acquisition of property and equipment	341	562
Accrued interest	209	220
Depletion allowance	450	962
Production and farming	387	219
Other accrued expenses	299	416
Total accounts payable and accrued liabilities	$12,236	$11,626

8.Debt

A summary of debt as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025	December 31, 2024
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	9,760	10,240
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	6,000	6,375
Unamortized loan fees	(66)	(73)
Total debt	15,694	16,542
Less current portion of long-term debt	1,130	1,130
Long-term debt due after one year, net	$14,564	$15,412
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified fixed charge coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to shareholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of September 30, 2025.

A summary of debt maturities as of September 30, 2025 is as follows (in thousands):

Principal due the remainder of 2025	$285
Principal due in 2026	1,140
Principal due in 2027	1,140
Principal due in 2028	1,140
Principal due in 2029	1,140
Principal due thereafter	10,915
Total	$15,760

9.Stockholders’ Equity and Stock-Based Compensation
Share Repurchase

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. In 2024, the Company repurchased a total of 389,299 shares of its common stock at an average purchase price of $6.02 per share for an aggregate purchase price of $2.4 million. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program. During the nine months ended September 30, 2025 and prior to the suspension of the 2023 Repurchase Program, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. The Company’s repurchase was funded through cash on hand, and the shares were retired. The 2023 Repurchase Program is set to expire on December 31, 2026.

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

In December 2019, stock option awards for 89,000 shares were granted to the Company’s Chief Executive Officer. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for 233,000 shares were granted to certain members of management. The options vest annually over four years and expire seven years from the date of grant. In March 2022, stock option awards for 500,000 shares were granted to the Company’s Chief Executive Officer. Such options are divided into four tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. In March 2023 and March 2024, stock option awards for 500,000 and 115,000 shares, respectively, were granted to certain officers and employees of the Company. Such options are divided into five tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. The performance-based vesting requirements for the grants made from 2022 through 2024 are tied to annual or cumulative “Adjusted EBITDA targets”, as defined within the respective underlying option award agreements. The exercise price for all respective options was either the closing price or average trading price on the date of grant.

As of September 30, 2025, the Company determined the achievement of certain targets for the aforementioned performance-based option awards were not probable based on the Company’s financial projections and assumptions regarding industry conditions. The Company has recorded the related stock-based compensation expense for the three and nine months ended September 30, 2025 for options that have either vested or are probable of vesting.

Estimates of stock-based compensation expense require the application of judgment, including the selection of an option pricing model and determining appropriate inputs and assumptions that impact fair value calculations. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.

As of September 30, 2025, stock options in respect of 1,273,000 shares remained outstanding. There were no stock option exercises, forfeitures, or expirations during the nine months ended September 30, 2025. The stock-based compensation expense for these awards, which will be recorded over the respective vesting periods, is based on the grant date fair value. $27 thousand and $81 thousand were recognized as stock-based compensation expense for the three and nine months ended September 30, 2025, respectively. $456 thousand and $185 thousand were recognized as net credits to stock-based compensation expense for the three and nine months ended September 30, 2024, respectively. These net credits were driven by reversals of stock-based compensation expenses recorded previously for performance-based agreements that were later deemed not probable to vest. Stock-based compensation expense is reflected as a component under general and administrative expense in the unaudited interim condensed consolidated statements of operations.

10.Income Taxes
The consolidated income taxes for the three and nine months ended September 30, 2025 and 2024, were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2025 and 2024, respectively, and then adjusting for any discrete items.
The Company’s effective tax rates for the three months ended September 30, 2025 and 2024 were 31.1% and 24.3%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2025 and 2024 were 23.4% and 27.8%, respectively.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2025 is primarily attributable to state income taxes and other permanent items.

In July 2025, the One Big Beautiful Bill Act (OBBBA), was enacted into law in the United States. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. The Company has assessed the effects of the OBBBA and concluded there is no material impact on the tax rate for the three and nine months ended September 30, 2025.

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

The following tables outline the net sales, cost of sales, gross profit (loss), directly attributable selling expenses, net loss (gain) on disposal of property and equipment, and income (loss) from operations for the Company’s reportable segments for the three and nine months ended September 30, 2025 and 2024, and also includes a reconciliation to consolidated income (loss) from operations. Other/Non-Allocable net sales and gross profit (loss) include bulk wine and grape sales, event fees, tasting fees, and non-wine retail sales. Sales figures are net of related excise taxes. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment.

	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$6,223	$9,421	$6,153	$6,421	$941	$1,070	$13,317	$16,912
Cost of sales	3,688	5,546	2,090	2,217	1,250	1,047	7,028	8,810
Gross profit (loss)	2,535	3,875	4,063	4,204	(309)	23	6,289	8,102
Operating expenses:
Sales and marketing	1,249	1,760	1,842	2,016	882	880	3,973	4,656
General and administrative	—	—	—	—	3,487	3,759	3,487	3,759
Total operating expenses	1,249	1,760	1,842	2,016	4,369	4,639	7,460	8,415
Net gain on disposal of property and equipment	—	—	—	—	(15)	(12)	(15)	(12)
Income (loss) from operations	$1,286	$2,115	$2,221	$2,188	$(4,663)	$(4,604)	$(1,156)	$(301)

	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$23,922	$27,932	$18,435	$19,139	$2,421	$3,017	$44,778	$50,088
Cost of sales	14,320	16,547	6,248	6,800	3,522	2,152	24,090	25,499
Gross profit (loss)	9,602	11,385	12,187	12,339	(1,101)	865	20,688	24,589
Operating expenses:
Sales and marketing	4,377	4,927	5,535	5,964	2,771	3,519	12,683	14,410
General and administrative	—	—	—	—	11,127	11,271	11,127	11,271
Total operating expenses	4,377	4,927	5,535	5,964	13,898	14,790	23,810	25,681
Net loss on disposal of property and equipment	—	—	—	—	17	361	17	361
Income (loss) from operations	$5,225	$6,458	$6,652	$6,375	$(15,016)	$(14,286)	$(3,139)	$(1,453)

12.Contingencies

2017 Wildfires

In October 2017, significant wildfires impacted the Company’s operations and damaged its inventory. The Company has pursued recoveries through both applicable insurance policies and the Fire Victim Trust (the “Fire Victim Trust”). The Fire Victim Trust was formed in connection with PG&E Corporation and Pacific Gas and Electric Company’s (together, “PG&E”) joint plan of reorganization under Chapter 11 to, among other things, review and resolve eligible claims arising from certain wildfires.

The Company had settled insurance claims totaling $1.3 million related to such wildfires through August 2020. In September 2025, the Company received an additional settlement with its insurance underwriters for $2.5 million, which the Company has recorded in other income, net.

In September 2023, the Company accepted and received a settlement payout from the Fire Victim Trust. To-date, the settlement payout received by the Company has totaled $2.2 million, which the Company has recorded in other income, net. Of the total payout received, no amounts were received during the three and nine months ended September 30, 2025, and $0.2 million was received during the three and nine months ended September 30, 2024. The payments received to-date represent a portion of the total amount approved by the Fire Victim Trust for lost business income over a 36-month period from October 2017 to September 2020. As the Fire Victim Trust seeks to wind down the claims program, the Company may be receiving an additional payout from this settlement; however, the amount, if any, and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims. Settlement gains are recognized when realized or realizable.

Cybersecurity

As previously disclosed in the Company’s Current Reports on Form 8-K as filed with the SEC on July 5, 2024 and July 25, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on June 30, 2024. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had a material impact on its overall financial condition or results of operations, its evaluation and response to this incident are ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. As of September 30, 2025, incurred cybersecurity expenses limited to the Company’s insurance deductibles have been recorded and reflected within the Company’s condensed consolidated financial statements and such amounts are not material.

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

13.Earnings (Loss) Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss)	$943	$38	$(124)	$(467)

Common shares:
Weighted-average number of common shares outstanding - basic	20,586	20,752	20,595	20,836
Dilutive effect of stock options outstanding	—	—	—	—
Weighted-average number of common shares outstanding - diluted	20,586	20,752	20,595	20,836

Earnings (loss) per share:
Basic	$0.05	$—	$(0.01)	$(0.02)
Diluted	$0.05	$—	$(0.01)	$(0.02)

Antidilutive stock options (1)	462	462	462	462
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings (loss) per share calculations because the options are antidilutive.

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

Quantities or results referred to as “current quarter” and “current three and nine-month period” refer to the three and nine months ended September 30, 2025.

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

As of September 30, 2025, wine inventory included approximately 0.9 million cases of bottled wine and bulk wine, both in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Any new trade agreements, economic sanctions, or new, expanded or retaliatory tariffs or other measures could result in an increase in the price of our products, could result in boycotts of our products into certain countries, could increase the costs of finished goods and raw materials, could prompt consumers to seek alternative products, and could potentially impact our business, financial condition, or results of operations. Due to trade tensions and retaliatory actions taken by foreign government agencies against the U.S., shipments of the Company’s wines were suspended to Canada near the end of the first quarter of 2025 and throughout the second quarter of 2025. While export wine sales are slowly resuming in certain Canadian markets during the current quarter, the Company cannot predict when trade barriers and negative sentiments towards U.S. products will be sufficiently reduced for sales and demand to revert to levels observed prior to 2025. The extent and duration of the tariffs and the resulting impact of general economic conditions on our business are uncertain and depend on various factors, including negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. The export business represented less than 5% of the Company’s total net sales for each of the nine month periods ended September 30, 2025 and 2024.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net Sales

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	Decrease	% change
Wholesale	$6,223	$9,421	$(3,198)	(34)%
Direct to Consumer	6,153	6,421	(268)	(4)%
Other	941	1,070	(129)	(12)%
Total net sales	$13,317	$16,912	$(3,595)	(21)%

Wholesale net sales decreased $3.2 million, or 34%, in the current quarter as compared to the same quarter in 2024, reflecting a decrease in domestic wine sales of $2.9 million and a decrease in export wine sales of $0.3 million. The decrease in domestic wine sales was primarily driven by decreased shipments and increased discounts to wholesale distributors in the current quarter compared to the same quarter in 2024 due to softer market conditions and timing of distributor orders expected to be fulfilled in the fourth quarter of 2025. Export wine sales are slowly resuming in certain Canadian markets during the current quarter. The partial recovery of sales into Canadian markets along with negative consumer sentiments against U.S. alcoholic products resulted in a decrease in export wine sales during the current quarter as compared to the same quarter in 2024. Although there are continuing uncertainties surrounding international trade policy, there were no other significant impacts on the Company’s results to report in the current quarter.

In June 2025, the Company announced and commenced a distribution change in the state of California, which was substantially completed during the current quarter. Although net sales for the current quarter were not materially impacted by this transition, the Company cannot estimate the amount or likelihood of potential sales pressure in future periods due to differences in distributor networks, retail accounts, or changes in regional consumer demand due to this change in a key wholesale market. See “Shipments versus Depletions” above for additional discussion of timing differences between shipments to wholesale distributors and demand-driven depletions from retail accounts.

Direct to Consumer net sales decreased $0.3 million, or 4%, in the current quarter as compared to the same quarter in 2024. The overall decrease was primarily driven by a decrease in sales from tasting rooms due to lower visitations as compared to the same quarter in 2024.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.1 million, or 12%, in the current quarter as compared to the same quarter in 2024. The decrease was primarily driven by lower revenue generated from custom winemaking services in the current quarter as compared to the same quarter in 2024.

Gross Profit

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	Decrease	% change
Wholesale	$2,535	$3,875	$(1,340)	(35)%
Wholesale gross margin percentage	41%	41%
Direct to Consumer	4,063	4,204	(141)	(3)%
Direct to Consumer gross margin percentage	66%	65%
Other	(309)	23	(332)	(1,443)%
Total gross profit	$6,289	$8,102	$(1,813)	(22)%
Total gross margin percentage	47%	48%

Wholesale gross profit decreased $1.3 million, or 35%, in the current quarter as compared to the same quarter in 2024 driven by a decrease in overall shipments. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, increased 40 basis points primarily driven by sales of lower cost vintages mostly offset by higher discounts in the current quarter as compared to the same quarter in 2024.

Direct to Consumer gross profit decreased $0.1 million, or 3%, in the current quarter as compared to the same quarter in 2024 driven by a decrease in overall case volume. Direct to Consumer gross margin percentage increased 56 basis points which is mostly in line with the same quarter in 2024.

“Other” includes gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees, non-wine retail sales, and inventory write-downs. Profitability decreased $0.3 million, or 1,443%, in the current quarter as compared to the same quarter in 2024 and was primarily driven by higher inventory write-downs related to inventory expected to be sold at a loss due to current market conditions.

Operating Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	Decrease	% change
Sales and marketing	$3,973	$4,656	$(683)	(15)%
General and administrative	3,487	3,759	(272)	(7)%
Total operating expenses	$7,460	$8,415	$(955)	(11)%

Sales and marketing expenses decreased $0.7 million, or 15%, in the current quarter as compared to the same quarter in 2024 primarily driven by decreased spend on selling and promotional expenses in line with lower overall sales, combined with a decrease in accrued bonuses and other professional services.

General and administrative expenses decreased $0.3 million, or 7%, in the current quarter as compared to the same quarter in 2024 due primarily to settlements related to sales taxes incurred in the prior year quarter.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	Change	% change
Interest expense, net	$(225)	$(234)	$9	4%
Other income, net	2,750	585	2,165	370%
Total other income, net	$2,525	$351	$2,174	619%

Interest expense, net in the current quarter decreased slightly in comparison to the same quarter in 2024 due to lower interest expense on declining principal balances on the 2015 Term Loan and 2017 Term Loan (each term as defined below).

Other income, net, increased $2.2 million, or 370%, in the current quarter compared to the same quarter in 2024 primarily driven by a $2.5 million insurance settlement with the Company’s underwriters in the current quarter related to the 2017 wildfires that impacted the Company’s operations and damaged its inventory.

Income Tax Expense

The Company’s effective tax rates for the three months ended September 30, 2025 and 2024 were 31.1% and 24.3%, respectively. The difference between the effective income tax rates was primarily attributable to state income taxes and other permanent items.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net Sales

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	Decrease	% change
Wholesale	$23,922	$27,932	$(4,010)	(14)%
Direct to Consumer	18,435	19,139	(704)	(4)%
Other	2,421	3,017	(596)	(20)%
Total net sales	$44,778	$50,088	$(5,310)	(11)%

Wholesale net sales decreased $4.0 million, or 14%, in the current nine month period as compared to the same period in 2024, primarily driven by a decrease in domestic wine sales of $2.9 million and a decrease in export wine sales of $1.1 million. The decrease in domestic wine sales was primarily driven by decreased shipments and increased discounts to wholesale distributors in the current nine month period compared to the same period in 2024 due to softer market conditions and timing of distributor orders expected to be fulfilled in the fourth quarter of 2025. The decrease in export wine sales was primarily driven by decreased shipments to Canada and Europe. Although there are continuing uncertainties surrounding international trade policy, there were no other significant impacts on the Company’s results in the current nine month period.

Direct to Consumer net sales decreased $0.7 million, or 4%, in the current nine month period as compared to the same period in 2024. The overall decrease was primarily driven by a decrease in sales from wine clubs and tasting rooms, partially offset by an increase in sales from Ecommerce as compared to the same period in 2024. The Company experienced a decrease in wine club memberships and tasting room visitations for the current nine month period compared to the same period in 2024. For Ecommerce, a sales mix of higher priced wines drove an increase in sales as compared to the same period in 2024.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.6 million, or 20%, in the current nine month period as compared to the same period in 2024. The decrease was primarily driven by lower revenue generated from custom winemaking services, lower tasting fees revenue, and lower bulk wine sales in the current nine month period as compared to the same period in 2024.

Gross Profit

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	Decrease	% change
Wholesale	$9,602	$11,385	$(1,783)	(16)%
Wholesale gross margin percentage	40%	41%
Direct to Consumer	12,187	12,339	(152)	(1)%
Direct to Consumer gross margin percentage	66%	64%
Other	(1,101)	865	(1,966)	(227)%
Total gross profit	$20,688	$24,589	$(3,901)	(16)%
Total gross margin percentage	46%	49%

Wholesale gross profit decreased $1.8 million, or 16%, in the current nine month period as compared to the same period in 2024 driven by a decrease in overall shipments. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 62 basis points primarily driven by higher discounts mostly offset by sales of lower cost vintages in the current nine month period as compared to the same period in 2024.

Direct to Consumer gross profit decreased $0.2 million, or 1%, in the current nine month period as compared to the same period in 2024 driven by a decrease in overall case volume. Direct to Consumer gross margin percentage increased 164 basis points primarily driven by sales mix of higher margin wines sold through wine clubs and Ecommerce channels as compared to the same period in 2024.

“Other” includes a gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees, non-wine retail sales, and inventory write-downs. Profitability decreased $2.0 million, or 227%, in the current nine month period as compared to the same period in 2024 and is primarily driven by higher inventory write-downs related to inventory expected to be sold at a loss due to current market conditions.

Operating Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	Decrease	% change
Sales and marketing	$12,683	$14,410	$(1,727)	(12)%
General and administrative	11,127	11,271	(144)	(1)%
Total operating expenses	$23,810	$25,681	$(1,871)	(7)%

Sales and marketing expenses decreased $1.7 million, or 12%, in the current nine month period as compared to the same period in 2024 primarily driven by decreased spend on selling and promotional expenses in line with lower overall sales, combined with a decrease in accrued bonuses, design, events, travel expenses, and other professional services.

General and administrative expenses decreased $0.1 million, or 1%, in the current nine month period as compared to the same period in 2024 due primarily to settlements related to sales taxes incurred in the prior year period.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	Change	% change
Interest expense, net	$(514)	$(543)	$29	5%
Other income, net	3,491	1,349	2,142	159%
Total other income, net	$2,977	$806	$2,171	269%

Interest expense, net in the current nine month period decreased slightly in comparison to the same period in 2024 due to lower interest expense on declining principal balances on the 2015 Term Loan and 2017 Term Loan.

Other income, net, increased $2.1 million, or 159%, in the current nine month period compared to the same period in 2024 primarily driven by a $2.5 million insurance settlement with the Company’s underwriters in the current period related to the 2017 wildfires that impacted the Company’s operations and damaged its inventory.

Income Tax Benefit

The Company’s effective tax rates for the nine months ended September 30, 2025 and 2024 were 23.4% and 27.8%, respectively. The difference between the effective income tax rates was primarily attributable to state income taxes and other permanent items.

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

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of September 30, 2025, $9.8 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of September 30, 2025, $6.0 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified fixed charge coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants as of September 30, 2025.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2025 and 2024 (in thousands):

Net cash provided by (used in):	2025	2024
Operating activities	$3,141	$2,446
Investing activities	603	1,891
Financing activities	(1,206)	(2,779)

Cash provided by operating activities

Net cash provided by operating activities was $3.1 million for the nine months ended September 30, 2025, consisting primarily of $0.1 million of net loss adjusted for $8.2 million of non-cash items and $4.9 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, and other offsetting items. The change in operating assets and liabilities was primarily due to an increase in inventory and other current assets, partially offset by a decrease in accounts receivable and increases in accrued liabilities and customer deposits and accounts payable.

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

Cash provided by investing activities

Net cash provided by investing activities was $0.6 million for the nine months ended September 30, 2025, consisting primarily of the net redemptions of available for sale investments of $3.5 million, partially offset by and capital expenditures of $3.0 million.

Net cash provided by investing activities was $1.9 million for the nine months ended September 30, 2024, consisting primarily of the net redemptions of available for sale investments of $6.1 million and proceeds from disposals of property and equipment and principal payments received on notes receivable totaling $0.1 million, partially offset by capital expenditures of $4.3 million.

Cash used in financing activities

Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2025, consisting of the principal payments on the Company’s 2015 and 2017 Term Loans of $0.9 million and the repurchase of shares of the Company’s common stock at an aggregate purchase price of $0.4 million.

Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2024, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $1.9 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $0.9 million.

Share Repurchases

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program. During the nine months ended September 30, 2025 and prior to the suspension of the 2023 Repurchase Program, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. In 2024, the Company repurchased a total of 389,299 shares of its common stock at an average purchase price of $6.02 per share for an aggregate purchase price of $2.4 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2024 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 12, “Contingencies,” to the Company’s condensed consolidated interim financial statements included in Part I, “Item 1. Financial Statements (Unaudited)” of this Report is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the 2024 Report, which could materially affect the Company’s business, results of operations or financial condition. The risks described in the 2024 Report are not the only risks it faces. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may eventually prove to materially adversely affect its business, results of operations or financial condition. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in the 2024 Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 6. Exhibits.

2.1	Separation Agreement, dated February 1, 2013, between Crimson Wine Group, Ltd. and Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 25, 2013).
3.1	Amended and Restated Certificate of Incorporation of Crimson Wine Group, Ltd. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	November 6, 2025	By:	/s/ Adam D. Howell
Adam D. Howell
Chief Financial Officer