Form 10-K
period 2025-12-31
Crimson Wine Group, Ltd
filed 2026-03-17
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Based upon the closing sales price of the Registrant’s Common Stock as published by the OTC Market Service as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $74,094,000 on that date.

As of March 6, 2026, there were 20,586,027 outstanding shares of the Registrant’s Common Stock, par value $0.01 per share.

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

Crimson is in the business of producing and selling luxury wines (i.e., wines that retail for over $16 per 750ml bottle). Crimson is headquartered in Napa, California, and through its wholly-owned subsidiaries, owns seven primary wine estates and brands: Pine Ridge Vineyards, Archery Summit, Chamisal Vineyards, Seghesio Family Vineyards, Double Canyon, Seven Hills Winery and Malene Wines.

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

Maximize Physical Assets. We produce wines of the highest quality and maximize margins through investing for growth and resiliency. We own exceptional vineyards in premier winegrowing regions across California, Oregon and Washington. We farm our vineyards and produce high quality wines in a thoughtful and sustainable way to align our products with consumer values. As part of executing this strategy, as of December 31, 2025, we own approximately 720 plantable acres of vineyard land. We continue to assess other opportunities to enhance the quality of our vineyard holdings and wine portfolio.

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

Optimize The Operational Model. We seek to optimize our business model through partnerships with companies that align with our values. With centralized teams and technology-enabled efficiencies, we are committed to delivering value to our internal and external stakeholders. Our direct to consumer business generates higher gross margins, and we intend to continue emphasizing opportunities in this distribution channel in order to further our growth. We are focused on growing our customer database and cultivating customer relationships across all distribution channels. Our wholesale distribution channel continues to drive volume sales to a wide customer market. Our wines are available in all states domestically through our network of nearly 40 distributors, and our export team served customers in approximately 40 countries through independent importers and brokers during 2025.

Recent Developments

On February 9, 2026, Pine Ridge Winery, LLC (“Pine Ridge”), a Delaware limited liability company and the Company’s wholly-owned subsidiary, entered into, and closed the transaction contemplated by, that certain Asset Purchase Agreement, dated as of February 9, 2026 (the “Asset Purchase Agreement”), with Purple Wine Company, LLC, a California limited liability company (“Purple Wine Company”). Pursuant to the terms of the Asset Purchase Agreement, Pine Ridge purchased certain assets associated with the Raeburn wine brand, including certain inventory, certain intellectual property, including rights, trademarks and trade names, and certain consumer and customer lists (collectively, the “Raeburn Assets”), and assumed certain liabilities of Purple Wine Company in connection with the Raeburn Assets. The purchase price for the Raeburn Assets was approximately $35.2 million. The acquisition of the Raeburn Assets under the Asset Purchase Agreement was funded with cash on hand and borrowings under the Company’s existing revolving credit facility.

Our Wineries and Vineyards

While planted vineyards have great longevity, most of them must be replanted once every quarter century to preserve their productivity in the future. As a proactive vineyard custodian, the Company budgets its vineyard replanting expenditures based on a 25-year renewal plan, on average. As part of the Company’s ongoing vineyard and production review process to align estate grape sourcing with long-term strategic plans, and in a continued effort to support consistent wine quality and profitability, the Company removed vineyard acreage that was underperforming or did not align with long-term production plans.

The following table summarizes the Company’s acreage as of December 31, 2025:

	Plantable Acres - Owned	Currently Planted
Pine Ridge Vineyards	154	85
Archery Summit	92	61
Chamisal Vineyards and Malene Wines	92	44
Seghesio Family Vineyards	308	223
Seven Hills Winery	74	42
Total	720	455

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

The Pine Ridge Vineyards estate business is focused primarily on the production of high quality Cabernet Sauvignon and Bordeaux-style blends sold by Crimson under the Pine Ridge Vineyards brand name. Pine Ridge Vineyards also produces Chenin Blanc + Viognier, which is sold by Crimson under the Pine Ridge brand name and is made from purchased grapes and bulk wine juice processed at third party custom winemaking facilities with a contracted capacity of up to approximately 200,000 cases for the 2025 harvest year.

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

Seven Hills Winery

Seven Hills Winery was established in 1988 and acquired by Crimson in January 2016. Seven Hills owns acreage in the Walla Walla Valley, which includes some of the oldest and highest quality Bordeaux varietal plantings. This historic site, considered the original Seven Hills Winery estate acreage, was planted by the Seven Hills Winery founder and his father. Also included within the acreage are plantings in The Rocks District of Milton-Freewater, which is known for world class Rhone style wines. The winery facility has an annual permitted wine production capacity of up to 48,000 gallons, which equates to approximately 20,000 cases of wine; however, current fermentation and processing capacity ranges from approximately 11,000 to 14,000 cases without additional capital investment. The winery and tasting room are located in downtown Walla Walla in the Crimson-

owned historic Whitehouse-Crawford building. The 15,463 square-foot facility includes areas and equipment for crush, fermentation, aging, bottling processes, as well as a tasting room and administrative offices. There are indoor and outdoor special event dining areas.

Seven Hills Winery is focused on producing Cabernet Sauvignon, Merlot, and Sauvignon Blanc, which are produced from esteemed vineyards in the Walla Walla Valley and the Red Mountain appellations, from both estate grown and purchased grapes. The wines are sold by Crimson under the Seven Hills Winery brand name.

Malene Wines

Malene Wines was created by Crimson in 2016 with the goal of creating America’s reference point premium Rosé with a sole focus on premium Rosé produced in the U.S. Malene Wines sources fruit from specific sites throughout the Central Coast intentionally farmed for world class Rosé winemaking. The tasting experience for Malene Wines takes place at the sister estate Chamisal Vineyards’ tasting room to enhance guest benefits and streamline operations.

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

Wholesale

Crimson’s wines are primarily sold to distributors, who then sell to retailers and restaurants. The Company’s wines are sold in restaurants, bars, and other hospitality locations (“On-Premise”) as well as in supermarkets, grocery stores, liquor stores, and other chains, third-party Ecommerce, and independent stores (“Off-Premise”). Domestic sales of Crimson’s wines are made through nearly 40 independent wine and spirits distributors. International sales are made through independent importers and brokers. During 2025, domestic distributor sales represented approximately 52% of net sales and export sales represented approximately 3% of net sales. During 2025, two distributors represented approximately 22% and 17% of Crimson’s total net sales, respectively. In June 2025, the Company announced and commenced a distribution change in the state of California, which is a key wholesale market. This change in distribution was substantially completed in the third quarter of 2025 and triggered a second distributor to surpass the 10% threshold. During 2024, one distributor represented approximately 30% of Crimson’s total net sales. No other distributor represented 10% or more of total net sales in either 2025 and 2024.

Direct to Consumer

As permitted under federal and local regulations, Crimson has increased its emphasis on direct sales to consumers, through wine clubs, the wineries’ tasting rooms, and the Ecommerce channel. During 2025, direct sales to consumers represented 41% of net sales. Approximately 57% of the direct to consumer net sales were through wine clubs, 24% were through the wineries’ tasting rooms, special events and other sales, and 19% were through Ecommerce. Members typically join the Company’s wine clubs after visiting the Company’s tasting rooms at various facilities, signing up directly through the Company’s website, or after hearing about the Company’s wine clubs from other members. Crimson’s tasting rooms are located in popular tourist destinations that typically attract consumers interested in winemaking and travel. Direct sales to consumers are more profitable for Crimson as it is able to sell its products at a price closer to retail prices rather than the wholesale price received from distributors; however, for certain direct sales offers, some of the profit is offset by freight subsidies.

Competition

The markets for luxury products in the wine industry are intensely competitive. Crimson’s wines compete domestically and internationally with premium or higher quality wines produced in Europe, South America, South Africa, Australia and New Zealand, as well as in the United States. Crimson competes on the basis of quality, price, brand recognition and distribution capability, and the ultimate consumer has many choices of products from both domestic and international producers. As a result of the intense competition and uncertainty regarding trade and tariff policies, there is upward pressure on Crimson’s cost of sales and operating expenses. Many of Crimson’s competitors are significantly larger with greater financial, production, distribution and marketing resources. Measured in wine volume, the U.S. is dominated by four large wine companies with production largely based in California, representing greater than 60% of the domestic U.S. case sales volume. Further, Crimson’s wines may be considered to compete with all alcoholic and nonalcoholic beverages.

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

Wine production is also significantly affected by grape and bulk wine supply. The Company’s 2025 harvest yielded 1,402 tons of fruit or approximately 3.5 tons per producing acre, which was more productive than the year prior and its seven-year average. Depending on the wine, the production cycle from harvest to bottled sales is anywhere from one to three years.

Suggested retail price points for Crimson’s wines range from $16 to $395 per bottle; however, in the wholesale channel, which represented approximately 90% of Crimson’s case volume in both years ended December 31, 2025 and 2024, the majority of volume is in the $16 to $30 suggested retail price range.

Business Segments

Crimson reports operating results in two segments: Wholesale and Direct to Consumer. These business segments reflect how the Company’s operations are evaluated by senior management and the structure of its internal financial reporting. Both financial and certain non-financial data are reported and evaluated to assist senior management with strategic planning. The Company evaluates performance based on the gross profit of the respective business segments. Selling expenses that can be directly attributable to the segment are included; however, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Non-allocated expenses are reported under Other/Non-allocable which also includes revenues and expenses related to bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Therefore, net income information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. As a result, discrete financial information related to segment assets and other balance sheet data is not available and such information continues to be aggregated. Further information about segments, including net sales, cost of sales, gross profit (loss), directly attributable selling expenses, and contribution margin of the segments for the years ended December 31, 2025 and 2024 can be found in Note 13 “Business Segment Information” to the consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Report”).

Grape Supply

Crimson owns and controls approximately 720 acres of vineyards in the Napa Valley, Sonoma County and Edna Valley in California, and the Willamette Valley, The Rocks District, and the Walla Walla Valley in Oregon. Of the approximate 455 acres of vineyards that are currently planted, 400 acres are producing. Crimson expects to continue vineyard development plans for non-producing acreage in California, Oregon and Washington properties. Newly planted vines take approximately three to five years to reach maturity and vineyards can be expected to have a useful life of approximately 25 years on average before replanting may be necessary.

In 2025, approximately 26% of Crimson’s total grape supply came from Crimson-controlled vineyards. This percentage increased despite a decrease in planted acres due to improved harvest yields (as indicated in the table below). Crimson purchased the balance of its supply from approximately 54 independent growers. The grower contracts range from one-year spot market purchases to intermediate and long-term agreements. During 2025, grower A and grower B represented 15% and

13% of Crimson’s grape purchases, respectively. During 2024, grower B represented 11% of Crimson’s grape purchases. No other growers represented more than 10% of Crimson’s grape purchases in 2025 or 2024.

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson, thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates the potential and actual impacts of climate conditions and weather on its business and plans to disclose any related material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. During 2025, Crimson continued to complete upgrades to its facilities to improve water and energy resiliency in addition to performing extensive forest management at Pine Ridge Vineyards for fire mitigation measures. Crimson has plans to advance these initiatives over the next several years.

The table below summarizes Crimson’s wine grape supply and production from the last two harvests:

	Harvest Year
	2025	2024
Estate grapes:
Producing acres	400	487
Tons harvested	1,402	1,388
Tons per acre	3.5	2.9
All grapes and purchased juice (in equivalent tons):
Estate grapes, net of sales	1,379	1,347
Purchased grapes and juice	3,857	5,086
Total (in tons)	5,236	6,433
Total cases bottled during the year	435,000	466,000

The table below summarizes Crimson’s sales of grapes and bulk wine during the last two years:

	Year Ended December 31,
	2025	2024
Grapes sold (in tons)	22	42
Bulk wine sold (in gallons)	37,273	42,027
Total grape and bulk wine equivalent cases sold	17,200	20,500

Total cases shipped were approximately 372,000 and 408,000 for the years ended December 31, 2025 and 2024, respectively. Cases shipped are disclosed for informational purposes, and do not necessarily correspond to the vintage year the grapes are grown and crushed. Depending on the wine, the production cycle to bottled sales is anywhere from one to three years.

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

On January 1, 2018, the 2017 Craft Beverage Modernization Act (“CBMA”) became effective as part of the Tax Cuts and Jobs Act (Public Law 115-97) and made extensive changes to the Internal Revenue Code of 1986 (“IRC”), including provisions related to alcohol that were administered by TTB favorably impacting the federal alcohol tax rate.  The federal alcohol tax rate changed effective January 1, 2018 through December 31, 2019. On December 20, 2019, the CBMA was extended through December 31, 2020, maintaining the reduced federal alcohol tax rates in place at the time. On December 27, 2020, the Taxpayer Certainty and Disaster Tax Act of 2020 was passed, which permanently extended the reduced tax rates and tax credits made available by the CBMA. The previous rate of $1.07 per gallon for wines with alcohol content at or below 14% has been permanently modified to apply to wines with alcohol content at or below 16%. The previous tax rate of $1.57 per gallon for wines above 14% but less than 21% has been permanently modified to apply to wines over 16% but less than 21%. The tax rates for wines with alcohol content over 21% has not changed.

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

Seasonality

There is a degree of seasonality in the growing cycles, procurement and transportation of grapes. The wine industry in general historically experiences seasonal fluctuations in revenues and net income. Typically, Crimson has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. Crimson expects these trends to continue but will monitor and provide updates if the acquisition of the Raeburn wine brand significantly impacts these trends in 2026 and beyond.

Human Capital Management

In addition to Crimson’s customer base and surrounding communities, the Company’s success is greatly dependent on its employees. As of December 31, 2025, Crimson employed 154 full-time, 41 part-time and 24 seasonal employees. Crimson employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of Crimson’s employees are represented by a collective bargaining unit and Crimson believes that its relationship with its employees is strong and in good standing.

Crimson prioritizes employee safety and welfare in order to retain and attract the best talent. Crimson offers quality benefit plans, employee development programs, competitive wages, and safety training courses so that employees can avoid injury and remain prepared for unexpected emergencies.

Employee Health and Safety

The health and safety of the Company’s employees is a top priority. The Company’s Crisis Management Team, composed of the Company’s executive officers and other senior leaders, assesses and manages potential workplace risks relating to health and safety. The Company supports employees with general safety, security, and crisis management training, and by putting specific programs in place for those working in potentially high-hazard environments. For example, the Company supports the physical and mental health of employees and their families by offering online wellness resources, webinars, telehealth access, and wellness incentives. The Company maintains a set of operations guidelines to protect the health and safety of all employees, specifically those working in the areas of production, vineyards, tasting rooms, and sales teams.

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

Diversity, Equity, Inclusion, and Belonging

DEIB is rooted within the Company’s strategic pillars to bring the Company’s purpose to life and strengthen its workplace culture. Through listening and acting with respect, embracing individuality, and trusting each other’s strengths, the Company creates an inclusive environment to support its employees and consumer base. The Company continues to support its employee-led DEIB council. The Company’s internal web page, employee newsletters, and company meetings are utilized to share information, opportunities and updates across the organization. The Company is committed to providing equal opportunity in all aspects of employment and does not tolerate discrimination or harassment of any kind. Differing perspectives and backgrounds help build an enduring company; the diversity of the Company should reflect the diversity of its consumers.

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

Business, Economic, Market and Operating Risks

The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations. We are subject to risks associated with adverse economic conditions in the U.S. and globally, including an economic slowdown or recession, inflation, changes in prevailing interest rates, and the disruption, volatility and tightening of credit and capital markets. Unfavorable global or regional economic conditions could materially and adversely impact our business, liquidity, financial condition and results of operations. Various factors, including the potential impacts of geopolitical uncertainties and international conflicts, inflationary conditions and fluctuating interest rates, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions, including concerns about a potential U.S. or global recession, may lead to decreased consumer spending on discretionary items, including wine. In general, positive conditions in the broader economy promote customer spending, while economic weakness generally results in a reduction of customer spending. Unemployment, tax increases, governmental spending cuts, prolonged government shutdowns, or a return to high levels of inflation could affect consumer spending patterns and purchases of our wines and other alcoholic beverage products. These conditions could also create or worsen credit issues, cash flow issues, access to credit facilities and other financial hardships for us and our suppliers, distributors, accounts and consumers. An inability of our suppliers, distributors and retailers to access liquidity could impact our ability to produce and distribute our wines.

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

We are dependent on certain key personnel. Our success depends to some degree upon the continued service of Jennifer L. Locke, our Chief Executive Officer; Adam D. Howell, our Chief Financial Officer; Nicolas M.E. Quillé, our Chief Winemaking and Operations Officer; and our winemakers at our various facilities. The loss of the services of one or more of our key employees could harm our business and our reputation and negatively impact our profitability, particularly if one or more of our key employees resigns to join a competitor or to form a competing company.

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

We compete for shelf space in retail stores and for marketing focus by our independent distributors, most of whom carry extensive product portfolios. In accordance with federal and state regulatory requirements, we sell our products nationwide primarily through independent distributors and brokers for resale to retail outlets, restaurants, hotels and private clubs across the U.S. and in some overseas markets. Sales to distributors are expected to continue to represent a substantial portion of our net revenues in the future. During 2025, two distributors represented approximately 22% and 17% of our total net sales, respectively. A change in our relationship with any of our significant distributors could have a material impact on our business and have a material impact on our sales. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate a distributor for poor performance without reasonable cause, as defined by applicable statutes and regulations. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could have a material impact on our business. There can be no assurance that the distributors and retailers we use will continue to purchase our products or provide our products with adequate levels of promotional support. Consolidation at the retail tier, among club and chain grocery stores in particular, can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices.

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

A reduction in consumer demand for wines could harm our business. There have been periods in the past in which there were substantial declines in the overall per capita consumption of wine products in our markets. Wine consumption in the United States has experienced a decline over the last several years and declines in future years are possible. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including: a general decline in economic conditions; changes in consumer spending habits and preferences in alcoholic beverage products; increased concern about the health consequences of consuming alcoholic beverage products and about drinking and driving; a trend toward a healthier diet including lighter, lower calorie beverages, such as diet soft drinks, juices and water products; the increased activity of anti-alcohol consumer groups; and increased federal, state or foreign excise and other taxes on alcoholic beverage products. Reductions in demand and revenues would reduce profitability and cash flows.

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

If our intangible assets become impaired, we may be required to record significant charges to earnings. We have substantial intangible assets on our consolidated balance sheet as a result of acquisitions we have completed, in particular the acquisition of Seghesio Family Vineyards. We review intangible assets for impairment annually or more frequently if events or circumstances indicate that these assets might be impaired. Application of impairment tests requires judgment. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

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

Despite the systems and processes the Company has in place to monitor, detect, mitigate and remediate potential vulnerabilities, on June 30, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that while the cybersecurity incident has not had a material impact on the Company’s overall financial condition or results of operations, its evaluation and response to this incident are ongoing, and the Company may discover other impacts or new events related to this incident that may occur that could affect the Company’s financial condition or results of operations. As of December 31, 2025, incurred cybersecurity expenses limited to the Company’s insurance deductibles are recorded and reflected within the Company’s consolidated financial statements and the Company believes such amounts are not material. The Company continues to evaluate additional measures to strengthen its surveillance of cybersecurity threats and to prevent unauthorized cybersecurity incidents on or conducted through its information systems and to strengthen its information backup protocols.

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

We may fail to successfully integrate the Raeburn Assets into our existing business in a timely manner, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows, or we may fail to realize all of the expected benefits of the acquisition of the Raeburn Assets, which could negatively impact our future results of operations. Integration of the Raeburn Assets into our existing business will be a complex, time-consuming and potentially costly process. A failure to successfully integrate the Raeburn Assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash flows. The difficulties of combining the Raeburn Assets with our existing operations include, among other things, difficulties in the assimilation of the Raeburn Assets into our operations and the diversion of management's attention from other business concerns. If any of these risks or unanticipated liabilities or costs were to materialize, then any desired benefits of the Raeburn Assets may not be fully realized, if at all, and our future results of operations could be negatively impacted. In addition, the costs to operate the Raeburn Assets may be higher than the forecasts we used to evaluate the Raeburn Assets due to factors that are beyond our control. The useful life of the Raeburn Assets may be shorter than we forecast. If the Raeburn Assets cost more to operate than we had forecast or have shorter useful lives than we used to evaluate the Raeburn Assets, then our future results of operations could be negatively impacted.

Flaws in our due diligence in connection with the Raeburn Assets could have a significant negative effect on our financial condition and results of operations. We conducted customary due diligence in connection with the acquisition of the Raeburn Assets prior to closing the Asset Purchase. However, diligence may not reveal all material issues that may affect the Raeburn Assets. In addition, factors outside of our control may later arise. If, during the due diligence process, we failed to identify issues specific to the Raeburn Assets, we may be forced to later write down or write off assets or incur impairment or other charges that could result in other reporting losses. We cannot assure you that we will not have to write-down or impair the Raeburn Assets, which could have a negative effect on our financial condition and results of operations.

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

Regulatory and Legal Risks

We are subject to risks from changes to the trade policies, regulations, and tariffs of the U.S. and foreign governments. Changes in the import and export policies, new or increased tariffs or quotas, or trade restrictions by the U.S. and foreign governments, could have a material adverse effect on our business performance, financial condition, results of operations, and our relationships with customers and suppliers. Any new trade agreements, economic sanctions, or new, expanded or retaliatory tariffs or other measures could result in an increase in the price of our products, could result in boycotts of our products into certain countries, could increase the costs of finished goods and raw materials, could prompt consumers to seek alternative products, and could potentially impact our business, financial condition, or results of operations. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, including negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. The export business represented less than 5% of the Company’s total net sales for each of the years ended December 31, 2025 and 2024.

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

Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements, or increases in excise taxes, income taxes, and property and sales taxes, could affect our financial condition or results of operations. From time to time, many states consider proposals to increase, and some of these states have increased, state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Financial and Capital Markets and Tax Risks

Our indebtedness could have a material adverse effect on our financial health. In March 2013, we entered into a revolving credit facility, comprised of a revolving loan facility and a term loan facility, with American AgCredit, FLCA (“American AgCredit”) and CoBank, FCB as joint lenders that is secured by certain real property. On June 15, 2023, we amended the revolving credit facility in order to, among other things, extend the termination date of the revolving loan and the term revolving loan to May 31, 2028 and amend provisions related to the interest rate applicable to the borrowings under the revolving credit facility to substitute the London Interbank Offered Rate with the Secured Overnight Financing Rate. Financing arrangements that bear interest at variable rates could increase our vulnerability to interest rate changes. We plan to rely upon the revolving credit facility for potential incremental capital project funding and in the future may use it for acquisitions. No amounts are currently outstanding under the revolving credit facility. In November 2015, our subsidiary, Pine Ridge Winery, LLC, entered into a senior secured term loan agreement with American AgCredit for an aggregate principal amount of $16.0 million. In June 2017, our subsidiary, Double Canyon Vineyards, LLC, entered into a senior secured term loan agreement with American AgCredit for an aggregate principal amount of $10.0 million. We are guarantor of the term loans entered into by our subsidiaries, Double Canyon Vineyards, LLC and Pine Ridge Winery, LLC, which are collateralized by certain real property. The term loans entered into by our subsidiaries, Double Canyon Vineyards, LLC and Pine Ridge Winery, LLC, and the revolving credit facility include covenants that require the maintenance of specified debt and equity ratios, limit the incurrence of additional indebtedness, limit dividends and other distributions to stockholders and limit certain mergers, consolidations and sales of assets. If we are unable to comply with these covenants, outstanding amounts could become immediately due and/or there could be a substantial increase in the rate of borrowing.

Negative developments affecting the financial services industry could adversely affect our access to capital, liquidity, financial condition and results of operations. We often maintain our cash at financial institutions in balances that exceed the current Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If any of our lenders or counterparties to any of our financial instruments were to be placed into receivership or become insolvent, our ability to access our capital and liquidity and process transactions could be impaired and could have a material adverse effect on our business, operations and financial condition. In addition, if any of our suppliers, customers or other parties with whom we conduct business are unable to access funds or lending arrangements with relevant financial institutions, such parties’ ability to pay their obligations to us or to enter into new arrangements with us could be adversely affected. In the event of any future closure of other banks or financial institutions, there is no guarantee that the FDIC, the U.S. Federal Reserve and the U.S. Department of the Treasury will provide access, on a timely basis or at all, to uninsured funds. We cannot predict the effects of future disruptions in the financial services industry on our financial condition and operations, nor that of our suppliers, vendors or customers.

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

Future sales of our shares could depress the market price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Any disposition by any of our large stockholders of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our common stock.

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

Significant influence over our affairs may be exercised by our principal stockholders. As of March 6, 2026, the significant stockholders of our company include our directors Joseph S. Steinberg (approximately 16.5% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg’s private charitable foundation) and John D. Cumming (approximately 17.6% beneficial ownership, including ownership by the Ian M. Cumming Charitable Lead Annuity Trust). Accordingly, Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Risk Management and Strategy

The Company has a structured risk management process for identifying, reviewing, and assessing material risks from cybersecurity threats. These processes are included in the Company’s overall risk management process, which is overseen by the Audit Committee of the Company’s Board of Directors. As part of the cybersecurity risk management process the Company uses various methods to monitor and evaluate its threat environment and its risk profile. These methods include using manual and automated tools such as vulnerability scanning software; monitoring current and emerging cybersecurity threats; studying reports of threats and threat actors; performing scans of the threat environment; assessing our industry’s risk profile; conducting internal and external audits and assessments; and carrying out threat and vulnerability assessments. To manage and mitigate material risks from cybersecurity threats to its information systems and data, the Company implements and maintains a variety of technical, physical, procedural, and organizational measures. These measures include access controls for networks, devices, and applications; firewalls and antivirus/antimalware software; management of network and user device configurations; encryption of data; monitoring of networks, devices, applications, and accounts; penetration testing; asset management procedures; risk assessments; incident detection and response plans; vulnerability management processes; business continuity and disaster recovery plans; internal IT controls; and employee cybersecurity awareness training.

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

The Company continues to invest in cybersecurity and the resiliency of its networks and to enhance its processes and procedures, which are designed to help protect its systems and infrastructure, and the information they contain. For example, the Company is in the process of further developing its cybersecurity incident response processes and procedures to enhance its ability to identify, assess, and respond to potential cybersecurity threats. Although the Company faces cybersecurity risks in connection with its business, as of the date of this Report, such risks, including as a result of any previous cybersecurity incidents such as the cybersecurity incident described below, have not materially affected (and are not reasonably likely to materially affect) the Company, including its business strategy, results of operations or financial condition. However, the Company can provide no assurance that there will not be incidents in the future or that they will not materially affect the Company, including its business strategy, results of operations or financial condition.

Despite the systems and processes the Company has in place to monitor, detect, mitigate and remediate potential vulnerabilities, on June 30, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. As of December 31, 2025, incurred cybersecurity expenses limited to the Company’s insurance deductibles have been recorded and reflected within the Company’s consolidated financial statements and such amounts are not material. For additional information, see Note 14 “Commitments and Contingencies” included in Part IV, Item 15 of this Report.

Governance

Board of Directors

The Audit Committee of the Company’s Board of Directors oversees the effectiveness of the Company’s internal controls, including controls designed to identify, mitigate, and assess potentially material cybersecurity threats and incidents. The Audit Committee is informed of the status of the cybersecurity risk management processes by management at least quarterly. Reports from management include existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), and status on key information security initiatives.

Management

The Company’s IT department, under the direction of its Chief Financial Officer, is responsible for the assessment and management of material cybersecurity risks. The IT department includes personnel with experience in information technology, information security, compliance, systems administration, and auditing. The IT department is informed about and monitors the prevention, mitigation, detection and remediation of cybersecurity incidents through management of and participation in the cybersecurity risk management process described above, and regularly reports to the Audit Committee.

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

On March 6, 2026, the closing sales price for the Company’s common stock was $4.76 per share. As of that date, there were approximately 1,193 stockholders of record. Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The transfer agent for the Company’s common stock is Equiniti Trust Company, 55 Challenger Road, Floor 2, Ridgefield Park, New Jersey 07660.

Repurchase of Equity Securities

Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended its share repurchase program pursuant to which the Company may repurchase up to an aggregate of 2.0 million shares of the Company’s outstanding common stock. During the fiscal year ended December 31, 2025 and prior to the suspension of its share repurchase program effective March 21, 2025, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. The Company’s share repurchase program expires on December 31, 2026.

Unregistered Sales of Securities

There were no sales of unregistered securities by the Company during the fiscal year ended December 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,143,400	$7.15	356,600
Equity compensation plans not approved by security holders	—	$—	—
Total	1,143,400	$7.15	356,600
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

The Company’s wines are primarily sold to distributors, who then sell to retailers and restaurants. Where permitted, the Company also sells directly to consumers through wine clubs, at the wineries’ tasting rooms and through the Ecommerce channel. Direct sales to consumers are more profitable for the Company. The Company may occasionally sell grapes or bulk wine whenever such grapes or bulk wine does not meet quality standards, market conditions have changed resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use. When these sales occur, they may result in a loss.

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

Seasonality

As discussed in Item 1. Business of this Report, the wine industry in general, historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower net sales and net income during the first quarter and higher net sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. The Company anticipates similar trends in the future but will monitor and provide updates if the acquisition of the Raeburn wine brand significantly impacts these trends in 2026 and beyond.

Shipments versus Depletions

Within the wholesale segment, shipments represent the quantity of wine sold to the distribution channel (such as wholesale distributors and retailers). The Company recognizes revenue for wholesale orders upon shipment of the wine from the Company’s third-party warehouse facilities. See Note 3 “Revenue” included in Part IV, Item 15 of this Report for additional information on the Company’s revenue recognition policy. Within the industry, depletions is a measurement used to capture the quantity of wine sold from distributors to retailers. Shipments can vary from depletions depending on the timing and inventory management decisions by the distributors and retailers.

Climate Conditions and Extreme Weather Events

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates impacts of climate conditions and weather on its business and plans to disclose any material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. During 2025, Crimson continued to complete upgrades to its facilities to improve water and energy resiliency in addition to performing extensive forest management at Pine Ridge Vineyards for fire mitigation measures. Crimson has plans to advance these initiatives over the next several years. However, we cannot guarantee that such efforts will successfully minimize any damage from a catastrophic event. See “We may not be fully insured against risk of catastrophic loss to wineries, production facilities or distribution systems as a result of earthquakes, fires, floods or other events, some of which may be exacerbated by climate change, which may cause us to experience a material financial loss” under Item IA. Risk Factors of this Report.

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

Due to trade tensions between the U.S. and Canada, shipments of the Company’s wines were suspended to Canada from the end of the first quarter throughout the second quarter of 2025. While export wine sales began to slowly resume in certain Canadian markets during the second half of 2025, the Company cannot predict when trade tensions will be reduced and demand will return to levels observed prior to 2025. See “We are subject to risks from changes to the trade policies, regulations, and tariffs of the U.S. and foreign governments” under Item IA. Risk Factors of this Report.

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

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, projected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or profitability for the Company’s products are less than previously estimated, then the carrying value of the inventories may need to be reduced, resulting in additional expense and reduced profitability. The Company’s inventory write-downs may consist of reductions to bottled or bulk wine inventory. Crop insurance proceeds from farming losses may be recorded as offsets against previously recognized write-downs. Inventory write-downs of $2.1 million and $0.9 million were recorded during each of the years ended December 31, 2025 and 2024, respectively.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. The Company recorded $1.1 million and $0.4 million of asset disposals related to vineyard development during each of the years ended December 31, 2025 and 2024, respectively. As part of the Company’s ongoing vineyard and production review process to align estate grape sourcing with long-term strategic plans, and in a continued effort to support consistent wine quality and profitability, the Company removed vineyard acreage that was underperforming or did not align with long-term production plans.

Review of Intangible and Long-lived Assets for Impairment – For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. Other than goodwill, the Company currently has no intangible assets with indefinite lives. All of the Company’s goodwill and substantially all definite-lived intangible assets resulted from the acquisitions of Seghesio Family Vineyards in May 2011 and Seven Hills Winery in January 2016. Amortization of definite-lived intangible assets is recorded on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 20 years. The Company evaluates goodwill for impairment at the end of each year or more often if a triggering event occurs. During the Company’s qualitative assessment for the year ended December 31, 2025, it determined goodwill associated with these reporting units was more likely than not to be impaired. The persistent, multi-year downturn of the wine industry and declining market conditions for both consumption and production indicated a potential longer-term shift within the industry. In accordance with FASB ASC 350, the Company performed a quantitative impairment test as the considerations of these triggering events on the Company’s outlook of its financial performance lead management to believe goodwill is more likely than not to be impaired. Based on the results of the quantitative impairment test performed at Seghesio Family Vineyards and Seven Hills Winery, the Company concluded goodwill associated with both reporting units were fully impaired for the year ended December 31, 2025. The Company recorded $1.3 million of goodwill impairment for the year ended December 31, 2025. No goodwill impairment was recorded for the year ended December 31, 2024. For additional information, see Note 7 “Goodwill and Intangible and Other Non-Current Assets” included in Part IV, Item 15 of this Report.

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

Recoverability of long-lived assets is measured using a comparison of the carrying amount of an asset group to the fair value or future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the wine estate and brand level which is discussed in Item 1. Business of this Report.

The Company recorded no impairment charges for long-lived assets during the years ended December 31, 2025 and 2024.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Net Sales

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	Increase (Decrease)	% change
Wholesale	$35,527	$41,079	$(5,552)	(14)%
Direct to Consumer	26,422	27,968	(1,546)	(6)%
Other	3,136	3,938	(802)	(20)%
Total net sales	$65,085	$72,985	$(7,900)	(11)%

Wholesale

Wholesale net sales decreased $5.6 million, or 14%, in 2025 as compared to 2024, primarily driven by a decrease in domestic wine sales of $4.0 million and a decrease in export wine sales of $1.6 million.

The decrease in domestic wine sales was primarily a result of the combined negative impacts of both lower shipment volume and higher discounts to wholesale distributors compared to prior year. Amidst challenging market conditions in the wine industry, the Company reduced the average levels of inventory at certain key wholesale distributors in 2025 versus levels maintained in prior years. This resulted in fewer shipments for the Company, which negatively impacted net sales for the period. The Company noted that 2025 depletions were in line with 2024 depletions, which more closely follows consumer demand. Although the Company does not expect this gap between depletions and shipments to be a long-term trend, it cannot predict how demand (both consumer and distributor) and inventory management decisions by distributors and retailers will impact the Company’s shipments in future periods.

The decrease in export wine sales was primarily driven by decreased shipments to Canada and Europe. Changing trade policies resulted in reduced U.S. alcoholic products sold in key markets throughout most of 2025. Despite uncertainty in global trade policies, there were no other significant impacts on the Company’s 2025 results.

Direct to Consumer

Direct to Consumer net sales decreased $1.5 million, or 6%, in 2025 as compared to 2024. The overall decrease was primarily driven by a decrease in sales from wine clubs and tasting rooms as compared to 2024. The Company experienced a decrease in wine club memberships and tasting room visitations in 2025. Ecommerce sales for 2025 were slightly above 2024, yielding positive momentum and growth in consecutive years despite challenging industry conditions.

Other

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.8 million, or 20%, in 2025 as compared to 2024. The decrease was primarily driven by lower revenue generated from custom winemaking services, bulk wine sales, and tasting fees revenue.

Gross Profit

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	Increase (Decrease)	% change
Wholesale	$14,058	$16,248	$(2,190)	(13)%
Wholesale gross margin percentage	40%	40%
Direct to Consumer	17,362	18,108	(746)	(4)%
Direct to consumer gross margin percentage	66%	65%
Other	(705)	697	(1,402)	(201)%
Total gross profit	$30,715	$35,053	$(4,338)	(12)%

Wholesale gross profit decreased $2.2 million, or 13%, in 2025 as compared to 2024 primarily driven by a decrease in overall shipments. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, for the current year was comparable to 2024.

Direct to Consumer gross profit decreased $0.7 million, or 4%, in 2025 as compared to 2024 primarily driven by a decrease in overall wine sales. Direct to Consumer gross margin percentage increased 100 basis points in 2025 as compared to 2024, primarily driven by sales mix of higher margin wines sold through wine clubs.

“Other” includes gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees, non-wine retail sales, and inventory write-downs. Profitability decreased $1.4 million, or 201%, in 2025 as compared to 2024, and is primarily driven by higher inventory write-downs related to inventory expected to be sold at a loss due to current market conditions.

Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	Increase	% change
Sales and marketing	$17,341	$18,596	$(1,255)	(7)%
General and administrative	14,748	15,584	(836)	(5)%
Total operating expenses	$32,089	$34,180	$(2,091)	(6)%

Sales and marketing expenses decreased $1.3 million, or 7%, in 2025 as compared to 2024 primarily driven by decreased spend on selling and promotional expenses in line with lower overall sales, product design, events, and other professional services.

General and administrative expenses decreased $0.8 million, or 5%, in 2025 compared to 2024 due primarily to one-time settlements of sales taxes incurred in the prior year.

Other (Expense) Income

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	Change	% change
Interest expense, net	$(741)	$(781)	$40	5%
Other income, net	5,345	1,834	3,511	191%
Total other income, net	$4,604	$1,053	$3,551	337%

Interest expense, net, in 2025 decreased slightly in comparison to 2024 due to lower interest expense on declining principal balances on the 2015 Term Loan and 2017 Term Loan.
Other income, net, increased $3.5 million, or 191%, in 2025 as compared to 2024 primarily driven by a $2.5 million insurance settlement with the Company’s underwriters related to the 2017 wildfires and a $1.6 million settlement with a utility company related to the 2020 wildfires, both of which impacted the Company’s operations and damaged its inventory. The overall net increase was partially offset by decreased investment income driven by a lower interest rate environment in the current year.

Income Tax Provision

The Company’s effective income tax rate was 30.0% for 2025 as compared to 24.1% for 2024. The increase in the effective income tax rate was primarily due to changes in state apportionment during the prior year which yielded a larger tax benefit in the initial year of change. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for 2025 and 2024 was primarily attributable to state income taxes and other nondeductible items.

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

In response to the current macro-economic environment and challenged markets within the wine industry, the Company continued to protect its financial position and liquidity as evidenced by the following items: the Company managed both operating expense and capital expenditure increases closely, limited discretionary spending, and actively managed its working capital, including supporting its business partners and closely monitoring its customers’ solvency and collectability. As a result, the Company believes that cash flows generated from operations and its cash, cash equivalents, and marketable securities balances, as well as its borrowing arrangements, will be sufficient to meet its presently anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months. For additional information regarding the Company’s debt obligations and purchase contracts, refer to Note 9 “Debt”, Note 14 “Commitments and Contingencies” and Note 16 “Subsequent Events” included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report. Any projections of future cash needs and cash flows beyond the next twelve months are subject to risks and uncertainties as discussed within Item 1A. Risk Factors of this Report, but the Company believes cash flows generated from operations combined with its sources of liquidity as discussed above will be sufficient to meet its long-term cash requirements.

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with American AgCredit, as agent for the lenders. The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. On June 15, 2023, the Company executed a fifth amendment to the Revolving Credit Facility with American AgCredit, which extended the termination date of the Revolving Loan and the Term Revolving Loan to May 31, 2028 along with updates to other terms of the Revolving Credit Facility. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.125% to 0.225%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the Term Secured Overnight Financing Rate. The Revolving Credit Facility can be used to fund acquisitions, capital projects and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to stockholders and restrictions on certain mergers, consolidations, and sales of assets. Crimson and its subsidiaries were in compliance with all debt covenants as of December 31, 2025. As of December 31, 2025, no amounts had been borrowed under the Revolving Credit Facility. In connection with the asset acquisition on February 9, 2026 as described below, we borrowed an aggregate of $29.0 million under the Revolving Credit Facility.

Impact of Raeburn Asset Acquisition on Liquidity and Capital Resources

On February 9, 2026, the Company completed the acquisition of the Raeburn Assets from Purple Wine Company for approximately $35.2 million pursuant to the Asset Purchase Agreement. The acquisition of the Raeburn Assets was funded with cash on hand and borrowings under the Revolving Credit Facility in the amount of $29.0 million. As a result of such borrowings, as of February 9, 2026, the remaining available borrowing capacity under the Revolving Credit Facility was approximately $31.0 million. Following this asset acquisition, the Company believes that it has adequate capital resources in the aggregate and cash flows generated from operations to meet its presently anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months as well as long-term cash requirements.

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of December 31, 2025, $9.6 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of December 31, 2025, $5.9 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified fixed charge coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants as of December 31, 2025.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the years ended December 31, 2025 and 2024 (in thousands):

Net cash provided by (used in):	2025	2024
Operating activities	$1,419	$2,677
Investing activities	(363)	(906)
Financing activities	(1,491)	(3,518)

Cash provided by operating activities

Net cash provided by operating activities was $1.4 million in 2025, consisting primarily of $0.6 million of net income adjusted for $12.9 million of non-cash items and $12.1 million of net cash outflows related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, goodwill impairment, net loss on disposal of property and equipment, and deferred income taxes. The change in operating assets and liabilities was primarily due to an increase in inventory, accounts receivable, and other current assets and decrease in accounts payable.
Net cash provided by operating activities was $2.7 million in 2024, consisting primarily of $0.9 million of net income adjusted for $10.1 million of non-cash items and $8.3 million of net cash outflows related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, net loss on disposal of property and equipment, deferred income taxes, along with other offsetting items. The change in operating assets and liabilities was primarily due to an increase in inventory and accounts receivable and decrease in accounts payable and customer deposits, partially offset by a decrease in other current assets.

Cash used in investing activities

Net cash used in investing activities was $0.4 million in 2025, consisting primarily of capital expenditures of $3.9 million partially offset by net redemptions of available for sale investments of $3.5 million.
Net cash used in investing activities was $0.9 million in 2024, consisting primarily of capital expenditures of $5.4 million partially offset by net redemptions of available for sale investments of $4.4 million and proceeds from disposals of property and equipment and principal payments received on notes receivable totaling $0.1 million.

Cash used in financing activities

Net cash used in financing activities was $1.5 million in 2025, consisting of the principal payments on the Company’s 2015 and 2017 Term Loans of $1.1 million and the repurchase of shares of the Company’s common stock at an aggregate purchase price of $0.4 million.
Net cash used in financing activities was $3.5 million in 2024, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $2.4 million and the principal payments on the Company’s 2015 and 2017 Term Loans of $1.1 million.

Share Repurchases

In March 2023, the Company commenced the 2023 Repurchase Program that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program. The 2023 Repurchase Program expires on December 31, 2026. During the twelve months ended December 31, 2025 and prior to the suspension of the 2023 Repurchase Program, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. In 2024, the Company repurchased a total of 389,299 shares of its common stock at an average purchase price of $6.02 per share for an aggregate purchase price of $2.4 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Conclusion Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate. Under the supervision and with the participation of its management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.

For the year ended December 31, 2025, the Company’s independent registered public accounting firm, BPM LLP, was not required to report on the effectiveness of the Company’s internal control over financial reporting due to exemptions allowed to filers with a non-accelerated filer status in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

As of March 17, 2026, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below. Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

John D. Cumming, age 58, was elected as Chairman of the Board of Directors of Crimson in June 2015 after serving as a director of the Company since February 2013. Mr. Cumming is Founder and Executive Chairman of POWDR Corp., a private ski resort and summer camp operating company. In addition to leading POWDR Corp., Mr. Cumming holds many positions in related fields, including Chairman of Snowbird Holdings LLC, Board Member of the Cumming Foundation, Chairman of Cumming Capital Management, formerly known as American Investment Company, Chairman of Teton Holdings Corporation CCS and U.S. Ski & Snowboard Foundation Trustee. He is Founder and Chairman Emeritus of The Park City Community Foundation, Chairman Emeritus of Outside TV and a founding shareholder of Mountain Hardwear.

Annette D. Alvarez-Peters, age 64, was elected as a director of the Company in May 2021. She is the founder of annette a.p. Wine & Spirits Inc., a consultancy focused on business development and merchandising for the wine and spirits industry. Ms. Alvarez-Peters previously had a 37-year career with Costco Wholesale, including 25 years in the Beverage Alcohol Department, retiring as Assistant Vice President and General Merchandise Manager. A top leader in the industry, Ms. Alvarez-Peters has been recognized by M. Shanken Communications, publisher of Wine Spectator; Wine Business Monthly; Decanter; and Wine Enthusiast. She holds the Diploma Certification from the Wine & Spirits Education Trust and the Certified Wine Educator designation from the Society of Wine Educators.

Avraham M. Neikrug, age 56, was elected as a director of the Company in February 2013. Mr. Neikrug has extensive managerial and investment experience through the founding, development, and operation of several international ventures, including Goldenhill Ventures, a private investment firm focused on acquiring and building businesses in partnership with management teams; JIR Inc., which developed regional cable television networks throughout Russia; JIRP, a business-to-business internet service provider based in Austria; and M&A Argentina, a private equity investment platform focused on strategic acquisitions and value creation initiatives. Mr. Neikrug is a first cousin, once removed, of Joseph S. Steinberg.

Colby A. Rollins, age 51, was elected as a director of the Company on April 25, 2018. Mr. Rollins is currently the Managing Director and Co-CEO of Cumming Capital Management, a family-owned investment company with diversified holdings. Previously, he served as the Chief Operations Officer of Cumming Capital Management from January 2009 to December 2021. Mr. Rollins served as a Director, Chief Operations Officer, and Chief Financial Officer of Wing Enterprises, Inc., a privately-owned ladder company, from 2004 to 2008. He also has managerial and investment experience, including serving on the board of directors for POWDR Corp., IPT LLC (dba PayLock), PMH Investors, LLC, Snowbird Holdings, LLC, City Roasting Company, LLC and Pawtree, LLC. Mr. Rollins was also a certified public accountant with Deloitte and Touche.

Joseph S. Steinberg, age 82, was elected as a director of the Company in February 2013. Mr. Steinberg has been Chairman of the Board of Directors of Jefferies Financial Group, Inc. since its 2013 merger with Leucadia National Corporation, where he served as Director and President beginning in 1979. Mr. Steinberg has represented Jefferies’ investments on several boards including HomeFed Corporation until its merger with Jefferies Financial Group in 2019; HRG Group, Inc.; Spectrum Brands Holdings, Inc.; and Fidelity & Guaranty Life. Mr. Steinberg also served on the board of Pershing Square Tontine Holdings, Ltd. Mr. Steinberg is the Chairman of St. Ann’s Warehouse, a theater in DUMBO, Brooklyn, a Life Trustee of New York University, and Trustee of the National Film Preserve, the presenter of the Telluride Film Festival and also New York City Center. A graduate of New York University in 1966 and Harvard Business School in 1970, Mr. Steinberg previously served as a Peace Corps Volunteer in Jamaica, West Indies.

Luanne D. Tierney, age 62, was elected as a director of the Company on November 5, 2018. Ms. Tierney is the Chief Marketing Officer at Mission Cloud. Ms. Tierney is a seasoned board director and advisor with a broad depth of experience driving companies to best leverage technology, data, information, and the cloud in the digital age. Ms. Tierney has over 25 years in leadership, marketing strategy roles, and driving growth through partner ecosystems. Ms. Tierney has deep Go-To-Market and P&L experience navigating through multiple stages of growth, global expansion, leadership transitions, strategy development, planning, people, and change management. She is an active Board director and advisor for both public and private companies. Ms. Tierney is a guest lecturer at Pepperdine Graziadio School of Business. She is active in multiple organizations that support and prepare women in technology to advance their careers. She is a frequent speaker for industry events, leadership panels, and in university courses.

Jennifer L. Locke, age 53, has served as Chief Executive Officer of Crimson since December 2019 and was elected as a director of the Company in October 2024. Ms. Locke brings to the Company inspirational leadership skills and an industry-wide reputation for delivering results and leading high-performing teams in a collaborative and innovative style. Prior to joining Crimson, Ms. Locke was Senior Vice President of U.S. Luxury and Direct-to-Consumer Sales, Americas, at Treasury Wine Estates, a publicly traded global wine company, based in Melbourne, Australia. A Northwest native, Ms. Locke previously was Director of National Wholesale, Export and Direct-to-Consumer Sales at Willakenzie Estate and was Pacific Senior Regional Sales Manager at Chalone Wine Group. She began her hospitality industry career more than 20 years ago as a wine buyer and training manager at several fine-dining restaurants in Seattle.

Adam D. Howell, age 39, has served as Chief Financial Officer of Crimson since December 2023. Prior to joining Crimson, Mr. Howell held a variety of roles since 2018 at The Duckhorn Portfolio, Inc., serving most recently as Senior Vice President, Finance and Accounting since December 2022. From May 2020 to December 2022, Mr. Howell’s responsibilities as Vice President, Finance included oversight of key areas including corporate finance, financial reporting, and tax. Mr. Howell is a Certified Public Accountant.

Nicolas M.E. Quillé, MW, age 53, has served as Chief Winemaking and Operations Officer since May 2018. Mr. Quillé previously was the General Manager and Head Winemaker of Banfi Vintners’ boutique portfolio of wineries in the Pacific Northwest. He spent the last 30 years in a variety of winegrowing positions in both France and the United States. In addition to his role with Banfi, his U.S. experience includes winegrowing and management positions with Pacific Rim and Bonny Doon. Prior to moving to the United States, Mr. Quillé worked in Burgundy (Antonin Rodet and Domaine Prieur), Provence (Domaine de la Courtade), Champagne (Laurent Perrier) and Portugal (Taylor’s Port). Mr. Quillé is a member of the Institute of Masters of Wine.

Meetings and Committees
During 2025, the Board of Directors met four times. All seven of the Company’s then directors attended the 2025 Annual Meeting of Stockholders.
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

Audit Committee
The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors has adopted a charter for the Audit Committee, which is available on the Company’s website, www.crimsonwinegroup.com. The Audit Committee consists of Mr. Rollins, who serves as the Chairman, and Mr. Neikrug. Effective July 22, 2025, Mr. Rollins was elected as the Chairman of the Audit Committee. Mr. Rollins has been a member of the Audit Committee since 2018. The Board of Directors has determined that Mr. Rollins is qualified as an audit committee financial expert within the meaning of regulations of the SEC and that each of Messrs. Rollins and Neikrug is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for audit committee members. During 2025, the Audit Committee met four times.

Compensation Committee
The Compensation Committee, formed in 2018, (i) reviews and approves the compensation of the Company’s executive officers, (ii) establishes, oversees and administers compensation policies and programs for the Company’s employees, and (iii) administers the Company’s incentive compensation plan. The Board of Directors has adopted a charter for the Compensation Committee, which is available on the Company’s website, www.crimsonwinegroup.com. The Compensation Committee currently consists of Mr. Rollins, who serves as the Chairman, and Mr. Neikrug, each of whom is independent applying the NASDAQ Stock Market’s listing standards for independence and the SEC’s independence requirements for compensation committee members. Each member of the Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. During 2025, the Compensation Committee met two times.
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
The Nominating Committee shall periodically review the appropriate skills and characteristics of members of the Board. While there is no formal policy for considering diversity when evaluating director nominees, the Nominating Committee, as well as any third-party search firm that it engages, is committed to considering qualified candidates with a diversity of experience and perspective, including diversity with respect to areas of expertise, gender, race, ethnicity, experience and geography. This assessment includes the following factors: diversity (including diversity of skills, background, and experience); business and professional background; financial literacy and expertise; availability and commitment; independence; and other criteria that the Nominating Committee or the full Board finds relevant. When searching for new director nominees, the Committee, as well as any third-party search firm that it engages, is committed to considering qualified candidates with a diversity of experience and perspective, including diversity with respect to areas of expertise, gender, race, ethnicity, experience, and geography. During 2025, the Nominating Committee met one time.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of these reports filed electronically with the SEC and written representations from the Company’s executive officers and directors, the Company believes that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis during fiscal year 2025.

Code of Business Practice

The Company has adopted a Code of Business Practice that applies to all of its directors, officers and employees (including the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions), and a Code of Practice, which is applicable to its principal executive officer, principal financial and accounting officer and other senior financial officers. Both the Code of Business Practice and the Code of Practice are available to any person on the Company’s website at https://crimsonwinegroup.investorroom.com/corporate-governance, or in print to any stockholder who requests it from the Company’s Corporate Secretary at 5901 Silverado Trail, Napa, CA 94558, free of charge. Any amendments to, or waivers from, a provision of the Code of Business Practice or the Code of Practice requiring disclosure under applicable rules with respect to any of the Company’s executive officers or directors will be posted on its website within four business days of such amendment or waiver at www.crimsonwinegroup.com.

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

Stock Ownership Requirements

The Company does not have a formal stock ownership requirement, although two of its directors, Messrs. John D. Cumming and Joseph S. Steinberg, respectively, beneficially own approximately 17.6% and 16.5% of the Company’s outstanding common stock as of March 6, 2026.
Accounting and Tax Matters

As of December 31, 2025, a total of 1,143,400 shares of option grants were issued and remained outstanding. There were 129,600 shares of option grants forfeited with no stock activities related to exercises or expirations during 2025. As of December 31, 2025, 375,900 shares of option grants vested and are exercisable. For additional information, refer to Note 10 “Stockholders’ Equity and Stock-Based Compensation” included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report.

Executive Compensation

The following table shows, for fiscal years 2025 and 2024, all of the compensation earned by, awarded to or paid to the Company’s named executive officers (as defined by Item 402(m)(2) of Regulation S-K).

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Option Awards(2)	Non-equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Jennifer L. Locke	2025	$425,006	$—	$135,175	$20,582	$580,763
Chief Executive Officer	2024	$412,673	$—	$179,526	$24,837	$617,036
Adam D. Howell	2025	$322,633	$—	$82,500	$21,509	$426,642
Chief Financial Officer	2024	$315,000	$300,396	$50,000	$17,888	$683,284
Nicolas M.E. Quillé	2025	$333,066	$—	$84,615	$23,711	$441,392
Chief Winemaking and Operations Officer	2024	$323,401	$—	$113,163	$22,115	$458,679

(1)Base salary under employment agreements with subsequent increases at the Board of Directors’ sole discretion.
(2)Amount represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 “Stockholders’ Equity and Stock-Based Compensation” included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report. See “2025 Outstanding Equity Awards at Fiscal Year-End” for additional information regarding all options awards outstanding as of December 31, 2025. The option award amounts are non-cash in the year of grant as each grant has both time-based and performance-based vesting requirements that must be met before a set number of shares of option grants vest and become exercisable.
(3)Non-equity incentive plan amounts for 2025 were determined by the Company in its discretion up to an agreed-upon target percentage of base salary (as outlined under “Executive Agreements”) and based upon the Company’s performance and individual performance, as determined by the Company, against goals mutually agreed upon between these individuals and the Company.
(4)Includes 401(k) contributions, car allowances, and health club reimbursements paid by the Company.

2025 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards held by the Company’s named executive officers at December 31, 2025.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Jennifer L. Locke	12/04/2019 (1)	89,000	—		$6.87	12/03/2026
	07/06/2021 (2)	66,000	—		$8.88	07/06/2028
	03/11/2022 (3)	87,500	62,500	350,000	$7.50	03/10/2032
Nicolas M.E. Quillé	07/06/2021 (2)	49,000	—		$8.88	07/06/2028
	03/01/2023 (4)	4,600	6,900	103,500	$5.95	03/01/2033
Adam D. Howell	03/22/2024 (4)	—	—	115,000	$5.78	03/22/2034

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

Adam D. Howell. On December 12, 2023, the Company entered into an agreement with Mr. Howell. The agreement continues until terminated by the Company or Mr. Howell at any time and for any reason or for no reason with or without notice. Mr. Howell is eligible for an annual bonus in an amount to be determined by the Company in its discretion up to 40% bonus target of base salary. The amount of any annual bonus will be based upon the Company’s performance and Mr. Howell’s performance, as determined by the Company, against goals mutually agreed upon between Mr. Howell and the Company. Pursuant to the agreement, Mr. Howell is eligible to participate in a long term incentive plan, receive an annual car allowance benefit of $10,200 and participate in standard company benefits. Additionally, under such agreement, for 2024, Mr. Howell was eligible to earn a “stub-year” cash bonus of up to $50,000, 50% of which was paid within 10 days following the successful completion of the Company’s 2023 year end close and audit and 50% of which was paid within 10 days following the successful completion of the Company’s first quarter 2024 close, provided that Mr. Howell remained employed with the Company through the applicable payment dates. Mr. Howell is entitled to certain benefits if his employment is terminated or upon other events. See “Potential Payments on Termination or Change of Control” below.

Potential Payments Upon Termination or Change of Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s employment agreement if, as of December 31, 2025, their employment had been terminated (including termination in connection with a change in control). Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

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

Director Compensation

As approved in March 2013 and amended in November 2024, the Company’s non-employee directors receive an annual retainer of $35,000 for serving on the Board of Directors. Mr. Rollins receives an additional $36,000 annually for serving as Chairman of the Audit Committee, and Mr. Neikrug receives an additional $27,000 annually for serving on the Audit Committee. Mr. Rollins receives an additional $31,000 annually for serving as the Chairman of the Compensation Committee and Mr. Neikrug receives an additional $22,000 annually for serving on the Compensation Committee. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings. The 2025 director compensation for the Company’s non-employee directors is set forth below. The compensation of Ms. Locke is set forth in the Summary Compensation Table. She did not receive any compensation for her duties as a member of the Board of Directors.

Director Compensation Table
Name	Fees Earned or Paid in Cash
Directors
Avraham M. Neikrug(1)(2)	$84,000
Douglas M. Carlson(5)	$53,250
Luanne D. Tierney	$35,000
Annette D. Alvarez-Peters	$35,000
John D. Cumming	$35,000
Colby A. Rollins(1)(2)(3)(4)	$93,000
Joseph S. Steinberg	$35,000

(1)    Member of the Audit Committee.
(2)    Member of the Compensation Committee.
(3)    Chairman of the Audit Committee.
(4)    Chairman of the Compensation Committee effective July 22, 2025.
(5)    Effective July 22, 2025, Mr. Carlson was no longer a member of the Board of Directors. Mr. Carlson served as the Chairman of the Audit Committee until July 22, 2025. The fees paid to Mr. Carlson were prorated for services provided during 2025.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
The Company’s Board of Directors previously adopted an equity compensation plan, which allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and other stock-based awards, and performance-based compensation awards to its officers, employees, and non-employee directors. The equity compensation plan was approved by the Board of Directors and administered by the Compensation Committee, which is authorized to recommend the officers, employees and non-employee directors to whom awards will be granted, and to determine the type and amount of such awards. The maximum number of shares available for issuance under the plan is 1,500,000 with additional information on outstanding awards of stock options and remaining available as of December 31, 2025 detailed below.
The following table summarizes compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,143,400	$7.15	356,600
Equity compensation plans not approved by security holders	—	$—	—
Total	1,143,400	$7.15	356,600

The terms of equity compensation plans are described in Note 10 “Stockholders’ Equity and Stock-Based Compensation” to the consolidated financial statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Report.

Present Beneficial Ownership

Set forth below is certain information as of March 6, 2026, except to the extent indicated otherwise in the footnotes, with respect to the beneficial ownership of common shares, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (1) each person who, to the Company’s knowledge, is the beneficial owner of more than five percent of the total outstanding common shares, which is the Company’s only class of voting securities, (2) each director, (3) each of the named executive officers included in the Summary Compensation Table under “Executive Compensation,” (4) charitable foundations established by its directors and (5) all of its current executive officers and directors as a group. The percentage ownership information under the column entitled “Percent of Class” is based on 20,586,027 shares of common stock outstanding as of March 6, 2026. Unless otherwise stated, (i) the business address of each person listed is c/o Crimson Wine Group, 5901 Silverado Trail, Napa, CA 94558 and (ii) each person and entity listed has sole voting power and sole dispositive power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Named directors and executive officers
John D. Cumming	3,627,629	(a)(e)(g)	17.6%
Joseph S. Steinberg	3,388,666	(b)(f)	16.5%
Jennifer L. Locke	280,000	(c)	1.4%
Avraham M. Neikrug	4,000		*
Annette D. Alvarez-Peters	2,500		*
Colby A. Rollins	1,900		*
Luanne D. Tierney	68		*
Nicolas M.E. Quillé	58,400	(d)	*
Adam D. Howell	—		—

All directors and current executive officers as a group (9)	7,363,163		35.8%
Charitable foundations and 5% or greater stockholder
Cumming Foundation	27,486	(e)	0.1%
Joseph S. and Diane H. Steinberg 1992 Charitable Trust	33,000	(f)	0.2%
The Ian M. Cumming Charitable Lead Annuity Trust	2,410,828	(g)	11.7%
PO Box 4902
Jackson, WY 83001
Beck, Mack & Oliver LLC	1,842,295	(h)	8.9%
565 Fifth Avenue
New York, NY 10017
Elgethun Capital Management	1,657,948	(i)	8.1%
231 S. Phillips Ave, Suite 201
Sioux Falls, SD 57104
Mario J. Gabelli	1,225,503	(j)	6.0%
One Corporate Center
Rye, New York 10580-1435
* Less than 1%.

(a)Includes 1,216,801 (5.9%) shares owned directly by Mr. John D. Cumming and 2,410,828 (11.7%) shares owned by The Ian M. Cumming Charitable Lead Annuity Trust (the “CLAT”).
(b)Includes 1,264,537 (6.1%) shares owned directly owned by Mr. Joseph S. Steinberg and 13,920 (less than 0.1%) shares of common stock beneficially owned by Mr. Steinberg’s wife and daughter, 1,786,627 (8.7%) shares of common stock held by corporations that are wholly owned by Mr. Steinberg, or held by corporations that are wholly owned by family trusts as to which Mr. Steinberg has sole voting and dispositive control, or held by such trusts, and 323,582 (1.6%) shares of common stock held in a trust for the benefit of Mr. Steinberg’s children as to which Mr. Steinberg may be deemed to be the beneficial owner.
(c)Amount represents shares issuable to Ms. Locke upon exercise of options that have vested as of March 6, 2026.
(d)Amounts include shares issuable to Mr. Quillé upon exercise of options that have vested as of March 6, 2026.
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
(h)Based on a Schedule 13G/A filed by Beck, Mack & Oliver LLC with the SEC on February 14, 2024.
(i)Based on a Schedule 13G/A filed by Elgethun Capital Management with the SEC on February 6, 2026.
(j)Based on a Schedule 13D filed by Mr. Gabelli with the SEC on March 3, 2016. All shares are held directly or indirectly in entities that Mr. Gabelli either controls or for which he acts as chief investment officer, including 345,000 shares (1.7%) owned by GAMCO Asset Management Inc., 370,503 shares (1.8%) owned by Gabelli Funds, LLC and 510,000 shares (2.5%) owned by Teton Advisors, Inc.

As of March 6, 2026, Cede & Co. held of record 16,470,922 shares of the Company’s common stock (approximately 80.01% of the Company’s total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.
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

Director Independence

The Company’s Board of Directors has determined that Messrs. Cumming, Steinberg, Neikrug, and Rollins and Mses. Tierney and Alvarez-Peters are independent applying the NASDAQ Stock Market’s listing standards for independence.

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

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to the Company’s independent registered public accounting firm for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K and the review of financial statements included in the Company’s Form 10-Qs or services that are normally provided in connection with statutory and regulatory filings or engagements. Audit Related Fees include the fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including the audit of the Company’s 401(k) plan. For the years ended December 31, 2025 and 2024, BPM LLP, the Company’s independent registered public accounting firm did not perform any tax related or other services for the Company.
Fees paid to the Company’s independent public accountant associated with the 2025 and 2024 audit consisted of the following:

	Year Ended December 31,
	2025	2024
Audit Fees	$374,500	$363,200
Audit Related Fees	18,000	17,100
Total	$392,500	$380,300

All fees described above were approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(2)	Financial Statement Schedules.
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

Exhibit No.	Description

2.1#	Asset Purchase Agreement, dated February 9, 2026, by and between Pine Ridge Winery, LLC, and Purple Wine Company, LLC. (filed as Exhibit 2.1 to the Company’s Form 8-K filed on February 9, 2026).
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the February 25, 2013 Form 8-K).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the February 25, 2013 Form 8-K).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 19, 2024).
4.2	Form of Specimen Stock Certificate (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12G).
10.1+	Offer Letter between Crimson Wine Group, Ltd. and Jennifer Locke, dated November 4, 2019 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 7, 2019).
10.2+	Crimson Wine Group, Ltd. 2013 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed on February 25, 2013).
10.3
Credit Agreement dated as of March 22, 2013 among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC, and American AgCredit, FLCA, as Agent for the Lenders and for itself as a Lender  (filed as Exhibit 10.6 to the Company’s Form 10-K filed on March 28, 2013).

10.4	Loan Agreement, dated November 10, 2015 by and between Pine Ridge Winery, LLC and American AgCredit, FLCA (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2015).
10.5	Term Loan Promissory Note issued by Pine Ridge Winery, LLC, dated November 10, 2015 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on November 17, 2015).
10.6	Guaranty, dated November 10, 2015, by and between Crimson Wine Group, Ltd. and American AgCredit, FLCA (filed as Exhibit 10.3 to the Company’s Form 8-K filed on November 17, 2015).
10.7
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated November 10, 2015, from Pine Ridge Winery, LLC to Fidelity National Title Company for the benefit of American AgCredit, FLCA (filed as Exhibit 10.4 to the Company’s Form 8-K filed on November 17, 2015).

10.8
Loan Agreement, dated June 29, 2017 by and between Double Canyon Vineyards, LLC and A Fine Old Building, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8–K filed on July 3, 2017).

10.9	Term Loan Promissory Note issued by Double Canyon Vineyards, LLC and A Fine Old Building, LLC, dated June 29, 2017 (incorporated by reference to Exhibit 10.2 to Form 8–K filed on July 3, 2017).
10.10	Guaranty, dated June 29, 2017, by and between Crimson Wine Group, Ltd. and American AgCredit, FLCA (incorporated by reference to Exhibit 10.3 to Form 8–K filed on July 3, 2017).
10.11
Trust Deed, Assignment of Rents, Security Agreement and Fixture Filing, dated June 29, 2017, from Double Canyon Vineyards, LLC to First American Title Insurance Company for the benefit of American AgCredit, FLCA (incorporated by reference to Exhibit 10.4 to Form 8–K filed on July 3, 2017).

10.12
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

10.14
Second Amendment to Credit Agreement, dated March 21, 2018 by and among Crimson Wine Group, Ltd. Pine Ridge Winery, LLC., Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC and American AgCredit FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2018).

10.15	Promissory Note, dated April 20, 2020, by and between Crimson Wine Group, Ltd. and American AgCredit, PCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 4, 2020).

10.16+	Offer Letter and Termination Agreement between Crimson Wine Group, Ltd. and Nicolas M.E. Quillé, dated March 14, 2018 (incorporated by reference to Exhibit 10.22 to Form 10-K filed on March 12, 2019).
10.17+
Form of Notice of Grant of Nonqualified Stock Options and Nonqualified Stock Option Award Agreement under the Crimson Group, Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 5, 2021).

10.18+
First Amendment to Employment Agreement, dated March 11, 2022, by and between Crimson Wine Group, Ltd. And Jennifer L. Locke (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 12, 2022).

10.19+	2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 27, 2022).
10.20+	Form of Notice of Grant of Nonqualified Stock Options and Nonqualified Stock Option Award Agreement under the Crimson Group, Ltd. 2022 Omnibus Incentive Plan.
10.21
Third Amendment to Credit Agreement, dated March 3, 2023, by and among Crimson Wine Group, Ltd. Pine Ridge Winery, LLC., Chamisal Vineyards, LLC and Double Canyon Vineyards, LLC and American AgCredit FLCA (incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 19, 2024).

10.22
Fourth Amendment to Credit Agreement, dated May 31, 2023, by and among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC, Double Canyon Vineyards, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2023).

10.23
Fifth Amendment to Credit Agreement, dated June 15, 2023, by and among Crimson Wine Group, Ltd., Pine Ridge Winery, LLC, Chamisal Vineyards, LLC, Double Canyon Vineyards, LLC and American AgCredit, FLCA (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 16, 2023).

10.24+	Offer Letter, dated November 17, 2023, between Crimson Wine Group, Ltd. and Adam D. Howell (incorporated by reference to Exhibit 10.28 to Form 10-K filed on March 19, 2024).
14.1	Crimson Wine Group, Ltd. Code of Business Practice (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 13, 2023).
14.2	Crimson Wine Group, Ltd. Code of Practice for the Principal Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 13, 2023).
19.1	Insider Trading and Anti-Tipping Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed on March 18, 2025).
21.1	List of Subsidiaries of Crimson Wine Group, Ltd. (filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10–12G).
23.1*	Consent of BPM LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from the Annual Report on Form 10-K of Crimson Wine Group, Ltd. for the year ended December 31, 2025, formatted in Inline XBRL.
*	Filed herewith.
**	Furnished herewith.
+	Management Employment Contract or Compensatory Plan/Arrangement.
#	The schedules and exhibits to the Asset Purchase Agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

Item 16.       Form 10-K Summary.

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIMSON WINE GROUP, LTD.

March 17, 2026	By:	/s/ Jennifer L. Locke
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

Date	Signature	Title

March 17, 2026 By:	/s/ Jennifer L. Locke	Chief Executive Officer and Director
	Jennifer L. Locke	(Principal Executive Officer)

March 17, 2026 By:	/s/ Adam D. Howell	Chief Financial Officer
	Adam D. Howell	(Principal Financial and Accounting Officer)

March 17, 2026 By:	/s/ John D. Cumming	Chairman of the Board of Directors
John D. Cumming

March 17, 2026 By:	/s/ Annette D. Alvarez-Peters	Director
Annette D. Alvarez-Peters

March 17, 2026 By:	/s/ Avraham M. Neikrug	Director
Avraham M. Neikrug

March 17, 2026 By:	/s/ Colby A. Rollins	Director
Colby A. Rollins

March 17, 2026 By:	/s/ Joseph S. Steinberg	Director
Joseph S. Steinberg

March 17, 2026 By:	/s/ Luanne D. Tierney	Director
Luanne D. Tierney

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Crimson Wine Group, Ltd.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Crimson Wine Group, Ltd. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Inventory Valuation
As discussed in Notes 2 and 4 to the consolidated financial statements, inventory consists mainly of bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out basis. Costs associated with winemaking and manufacturing products for sale include costs incurred directly and indirectly in production which includes material, labor, and an allocation of overhead. As required, the Company reduces the carrying value of inventory that is obsolete or in excess of estimated usage, or for which cost exceeds sales price, to estimated net realizable value. Estimates of net realizable value include the Company’s analysis of market prices, historical usage, anticipated demand, alternative uses of its inventory, as well as other qualitative factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are charged to cost of sales. Inventory, net of write-downs of $2.1 million and $0.9 million, respectively, was $67.0 million and $62.1 million as of December 31, 2025 and 2024, respectively.
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
Santa Rosa, California
March 17, 2026

CRIMSON WINE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$20,595	$21,030
Investments available for sale	—	3,750
Accounts receivable, net	12,135	9,365
Inventory	66,965	62,094
Other current assets	1,808	1,730
Assets held for sale	7,715	—
Total current assets	109,218	97,969
Property and equipment, net	102,787	114,436
Goodwill	—	1,262
Intangible assets and other non-current assets, net	3,472	4,492
Total non-current assets	106,259	120,190
Total assets	$215,477	$218,159
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$9,747	$11,626
Customer deposits	471	390
Current portion of long-term debt, net of unamortized loan fees	1,131	1,130
Total current liabilities	11,349	13,146
Long-term debt, net of current portion and unamortized loan fees	14,281	15,412
Deferred tax liability, net	3,059	3,012
Other non-current liabilities	17	25
Total non-current liabilities	17,357	18,449
Total liabilities	28,706	31,595
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common shares, par value $0.01 per share, authorized 150,000,000 shares; 20,586,027 and 20,644,279 shares issued and outstanding at December 31, 2025 and 2024, respectively	205	206
Additional paid-in capital	278,565	278,456
Accumulated other comprehensive income	—	164
Accumulated deficit	(91,999)	(92,262)
Total stockholders’ equity	186,771	186,564
Total liabilities and stockholders’ equity	$215,477	$218,159

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2025	2024
Net sales (net of excise taxes of $666 and $691, respectively)	$65,085	$72,985
Cost of sales	34,370	37,932
Gross profit	30,715	35,053
Operating expenses:
Sales and marketing	17,341	18,596
General and administrative	14,748	15,584
Total operating expenses	32,089	34,180
Net loss on disposal of property and equipment	1,092	805
Goodwill impairment	1,262	—
(Loss) income from operations	(3,728)	68
Other (expense) income:
Interest expense, net	(741)	(781)
Other income, net	5,345	1,834
Total other income, net	4,604	1,053
Income before income taxes	876	1,121
Income tax provision	263	270
Net income	$613	$851
Basic and fully diluted weighted-average shares outstanding	20,593	20,794
Basic and fully diluted earnings per share	$0.03	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2025	2024
Net income	$613	$851
Net unrealized holding (losses) gains on investments arising during the year, net of tax	(164)	76
Comprehensive income	$449	$927

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2025	2024
Net cash flows from operating activities:
Net income	$613	$851
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property and equipment	6,874	7,088
Amortization of intangible assets	1,168	1,287
Loss on write-down of inventory	2,109	942
Provision for credit losses	11	(136)
Net loss on disposal of property and equipment	1,092	805
Goodwill impairment	1,262	—
Deferred income tax provision	263	270
Stock-based compensation expense (reversal)	109	(124)
Net change in operating assets and liabilities:
Accounts receivable	(2,781)	(1,544)
Inventory	(6,980)	(4,942)
Other current assets	(78)	313
Other non-current assets	29	30
Accounts payable and accrued liabilities	(2,355)	(1,914)
Customer deposits and other payables	91	(265)
Other non-current liabilities	(8)	16
Net cash provided by operating activities	1,419	2,677
Net cash flows from investing activities
Purchase of investments available for sale	(10,970)	(21,392)
Redemption of investments available for sale	14,500	25,750
Acquisition of property and equipment	(3,921)	(5,369)
Principal payments received on notes receivable	—	43
Proceeds from disposals of property and equipment	28	62
Net cash used in investing activities	(363)	(906)
Net cash flows from financing activities:
Principal payments on long-term debt	(1,140)	(1,140)
Repurchase of common stock	(351)	(2,378)
Net cash used in financing activities	(1,491)	(3,518)
Net decrease in cash and cash equivalents	(435)	(1,747)
Cash and cash equivalents - beginning of year	21,030	22,777
Cash and cash equivalents - end of year	$20,595	$21,030
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$904	$932
Income tax payments, net	$34	$9
Non-cash investing and financing activity:
Unrealized holding (losses) gains on investments, net of tax	$(164)	$76
Acquisition of property and equipment invoiced or accrued but not yet paid	$139	$562

The accompanying notes are an integral part of these consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2023	21,033,578	$210	$278,580	$88	$(90,720)	$188,158
Net income	—	—	—	—	851	851
Other comprehensive income	—	—	—	76	—	76
Stock-based compensation reversal	—	—	(124)	—	—	(124)
Repurchase of common stock	(389,299)	(4)	—	—	(2,393)	(2,397)
Balance, December 31, 2024	20,644,279	206	278,456	164	(92,262)	186,564
Net income	—	—	—	—	613	613
Other comprehensive loss	—	—	—	(164)	—	(164)
Stock-based compensation expense	—	—	109	—	—	109
Repurchase of common stock	(58,252)	(1)	—	—	(350)	(351)
Balance, December 31, 2025	20,586,027	$205	$278,565	$—	$(91,999)	$186,771

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

Pine Ridge Vineyards was acquired in 1991 and has been conducting operations since 1978. Pine Ridge Vineyards owns 154 acres of estate vineyards in five Napa Valley, California appellations – Stags Leap District, Rutherford, Oakville, Carneros and Howell Mountain. Approximately 85 acres are currently planted.

Archery Summit was created by Crimson in 1993. Archery Summit owns 92 acres of estate vineyards in the Willamette Valley, Oregon. Approximately 61 acres are currently planted.

Double Canyon produced the first wines bottled under the Double Canyon brand name starting with the 2010 vintage. In September 2017, Double Canyon completed construction of a 47,000 square-foot wine production facility in West Richland, Washington.

Chamisal Vineyards was acquired in 2008 and has been conducting operations since 1973. Chamisal Vineyards owns 92 acres of vineyards in the Edna Valley, California, of which 44 acres are currently planted.

Seghesio Family Vineyards was acquired in 2011 and has been conducting operations since 1895. Seghesio Family Vineyards owns 308 acres of vineyards in two Sonoma County, California appellations, the Alexander Valley and Russian River Valley, of which approximately 223 acres are currently planted.

Seven Hills Winery, which has been conducting operations since 1988, was acquired in January 2016 and is located in Walla Walla, Washington. Seven Hills Winery owns 74 acres of estate vineyards in the Walla Walla Valley, Washington. Approximately 42 acres are currently planted.

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

Inventory – Inventory consists of mainly bulk and bottled wine and is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out method. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. In accordance with general practice within the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated net realizable value. The Company’s estimates of net realizable value are based on analyses and assumptions including, but not limited to, historical usage, projected future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. If future demand and/or profitability for the Company’s products are less than previously estimated, then the carrying value of the inventories may need to be reduced, resulting in additional expense and reduced profitability. The Company’s inventory write-downs may consist of reductions to bottled or bulk wine inventory. Crop insurance proceeds from farming losses may be recorded as offsets against previously recognized write-downs. Inventory write-downs of $2.1 million and $0.9 million were recorded during each of the years ended December 31, 2025 and 2024, respectively.

Vineyard Development Costs – The Company capitalizes internal vineyard development costs when developing new vineyards or replacing or improving existing vineyards. These costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can be up to 25 years. As circumstances warrant, the Company re-evaluates the recoverability of capitalized costs, and will record impairment charges if required. The Company recorded $1.1 million and $0.4 million of asset disposals related to vineyard development during each of the years ended December 31, 2025 and 2024, respectively. As part of the Company’s ongoing vineyard and production review process to align estate grape sourcing with long-term strategic plans, and in a continued effort to support consistent wine quality and profitability, the Company removed vineyard acreage that was underperforming or did not align with long-term production plans.

Review of Intangible and Long-lived Assets for Impairment – For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired. Other than goodwill, the Company currently has no intangible assets with indefinite lives. All of the Company’s goodwill and substantially all definite-lived intangible assets resulted from the acquisitions of Seghesio Family Vineyards in May 2011 and Seven Hills Winery in January 2016. Amortization of definite-lived intangible assets is recorded on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 20 years. The Company evaluates goodwill for impairment at the end of each year or more often if a triggering event occurs. During the Company’s qualitative assessment for the year ended December 31, 2025, it determined goodwill associated with these reporting units was more likely than not to be impaired. The persistent, multi-year downturn of the wine industry and declining market conditions for both consumption and production indicated a potential longer-term shift within the industry. In accordance with FASB ASC 350, the Company performed a quantitative impairment test as the considerations of these triggering events on the Company’s outlook of its financial performance lead management to believe goodwill is more likely than not to be impaired. Based on the results of the quantitative impairment test performed at Seghesio Family Vineyards and Seven Hills Winery, the Company concluded goodwill associated with both reporting units were fully impaired for the year ended December 31, 2025. The Company recorded $1.3 million of goodwill impairment for the year ended December 31, 2025. No goodwill impairment was recorded for the year ended December 31, 2024.

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

Recoverability of long-lived assets is measured using a comparison of the carrying amount of an asset group to the fair value or future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). This would typically be at the wine estate and brand level which is described in Note 1 above. The Company recorded no impairment charges for long-lived assets during the years ended December 31, 2025 and 2024.

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

(c) Cash and cash equivalents: The Company considers cash held at banks and all highly liquid investments with original maturities of 90 days or less, including certificates of deposit and money market mutual funds, to be cash and cash equivalents. The Company had money market mutual funds of approximately $15.3 million and $20.3 million at December 31, 2025 and 2024, respectively.

(d) Financial instruments and fair value: There were no investments available for sale at December 31, 2025 and investments available for sale consist of only Certificates of Deposit at December 31, 2024. All of the Company’s available for sale securities are classified as Level 2 (see ‘Fair value hierarchy’ section below) and are recorded at fair value. Available for sale securities that mature greater than 12 months from original investment are recorded as short-term because the securities represent the investment of funds that are available for current operations. Net unrealized gains and losses, net of tax, on available for sale equity securities are recorded in other income (expense). Net unrealized gains and losses, net of tax, on available for sale debt securities are recorded in accumulated other comprehensive income (loss). Unrealized losses that are considered other than temporary are recorded in other income (expense), net, with the corresponding reduction to the carrying basis of the investment. No other than temporary losses were recorded during the years ended December 31, 2025 and 2024.

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

(e) Accounts receivable, net: Accounts receivable are reported net of an allowance for credit losses. The Company’s accounts receivable balance is net of an allowance for credit losses of less than $0.1 million at December 31, 2025 and 2024. Interest is not accrued on past-due amounts. Accounts are charged against the allowance for credit losses as they are deemed uncollectible based on a periodic review of the accounts. In estimating an allowance for credit losses that is representative of the lifetime expected credit losses on its trade receivables, the Company utilizes historical loss data adjusted for current conditions (current balance and aging categories) and reasonable and supportable estimates of future defaults based on collection attempts and communication.

(f) Property and equipment: Property and equipment are stated at cost net of accumulated depreciation and amortization and are depreciated using the straight-line method over the related assets estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Costs incurred developing vineyards are capitalized until the vineyard becomes commercially productive. Interest is capitalized during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. During each of the years ended December 31, 2025 and 2024, capitalized interest was less than $0.1 million.

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

(h) Concentrations of risk: The Company sells the majority of its wine through distributors and retailers. Receivables arising from these sales are not collateralized. For the year ended December 31, 2025, two distributors accounted for approximately 22% and 17% of total net sales, respectively. Amounts due from these two distributors represented approximately 37% and 45% of net accounts receivable as of December 31, 2025, respectively. For the year ended December 31, 2024, one distributor accounted for approximately 30% of total net sales. Amounts due from this distributor represented approximately 44% of net accounts receivable as of December 31, 2024.

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

For additional information on the Company’s revenue recognition policies, refer to Note 3 “Revenue – Revenue Recognition.”

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

(k) Taxes not on income: Excise taxes are levied by government agencies on the sale of alcoholic beverages, including wine. These taxes are not collected from customers but are instead the responsibility of the Company. Excise taxes of $0.7 million were recognized as a reduction to wine sales in each of the years ended December 31, 2025 and 2024. Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

(l) Advertising costs: Advertising costs are expensed as incurred and were $1.1 million and $1.0 million for each of the years ended December 31, 2025 and 2024, respectively.

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

(p) Stock-based compensation: Equity awards issued in exchange for services rendered by the Company’s employees, officers or directors are accounted for pursuant to FASB ASC Topic 718, Compensation-Stock Compensation. The Company measures equity awards at fair value at their grant date. Compensation cost is recognized in general and administrative expenses over the vesting period. The Company estimates the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model. The Company accounts for forfeitures as they occur. See Note 10 for more detail on stock-based compensation.

(q) Net earnings per share: The Company’s basic earnings per share amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated using the treasury stock method to reflect the assumed exercise of stock options for all potentially dilutive securities.

(r) Recent accounting pronouncements: The Company evaluated Accounting Standards Update (“ASU”) 2025-01 through 2025-12 issued by Financial Accounting Standards Board (“FASB”) and concluded the released accounting pronouncements either have an immaterial effect, are not applicable to Crimson’s consolidated financial statements, or are not yet effective for the Company.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 was issued to improve the disclosures related to effective tax rate reconciliations and income taxes paid. The Company adopted ASU 2023-09 effective December 31, 2025, on a retrospective basis, and has included the required new disclosures in this report.

Management is currently assessing the impact from the future adoption of ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. Adoption of ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods, effective for fiscal years beginning after December 15, 2027. Early adoption is permitted.

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

Refer to Note 13 “Business Segment Information” for revenue by sales channel amounts for the years ended December 31, 2025 and 2024.

Contract Balances

When the Company receives payments from customers prior to transferring goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its consolidated balance sheets, and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2025 and 2024 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the twelve months ended December 31, 2025 and 2024, were not materially impacted by any other factors.

The outstanding contract liability balances were $0.5 million at December 31, 2025 and $0.4 million at December 31, 2024. Of the amounts included in the opening contract liability balances at the beginning of each year, approximately $0.3 million and $0.5 million were recognized as revenue during each of the years ended December 31, 2025 and 2024, respectively.

Accounts Receivable, Net

The Company’s beginning and ending balances for accounts receivable, net for each of the years ended December 31, 2025 and 2024 are as follows (in thousands):

Accounts receivable, net	2025	2024
Balance at January 1,	$9,365	$7,685
Balance at December 31,	$12,135	$9,365

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

The following table reflects changes in the allowance for credit losses balance during each of the years ended December 31, 2025 and 2024 (in thousands):

Allowance for credit losses	2025	2024
Balance at January 1,	$37	$173
Current period provision	8	(136)
Write-offs charged against the allowance	(19)	—
Balance at December 31,	$26	$37

4.    Inventory

A summary of inventory at December 31, 2025 and 2024 is as follows (in thousands):

	December 31, 2025	December 31, 2024
Finished goods	$32,725	$27,046
In-process goods	33,919	34,042
Packaging and bottling supplies	321	1,006
Total inventory	$66,965	$62,094

The Company’s inventory balances are presented at the lower of cost or net realizable value. Inventory write-downs of $2.1 million and $0.9 million were recorded during each of the years ended December 31, 2025 and 2024, respectively. The rise in inventory write-downs reflects inventory expected to be sold at a loss due to current market conditions.

5.    Property and Equipment and Assets Held for Sale

A summary of property and equipment at December 31, 2025 and 2024, and depreciation and amortization for the years ended December 31, 2025 and 2024, is as follows (in thousands):

	Depreciable Lives
	(in years)	December 31, 2025	December 31, 2024
Land and improvements	N/A	$43,957	$44,912
Buildings and improvements	20-40	59,899	66,846
Winery and vineyard equipment	3-25	38,873	40,592
Vineyards and improvements	7-25	30,933	33,014
Caves	20-40	5,639	5,639
Vineyards under development	N/A	4,724	5,101
Construction in progress	N/A	2,124	2,171
Total		186,149	198,275
Accumulated depreciation and amortization		(83,362)	(83,839)
Total property and equipment, net		$102,787	$114,436

	Year ended December 31,
Depreciation and amortization:	2025	2024
Capitalized into inventory	$5,020	$5,043
Expensed to general and administrative	1,854	2,045
Total depreciation and amortization	$6,874	$7,088

Towards the end of 2025, the Company began actively marketing its Double Canyon property located in West Richland, Washington for sale. In accordance with FASB ASC 205, the Company reclassified approximately $7.7 million from property and equipment to assets held for sale as of December 31, 2025 and depreciation was ceased as of the same date. Alongside meeting certain assets held for sale classification criteria, the Company has an active program to locate a buyer and expects to complete the sale within twelve months from the reclassification date of December 31, 2025. No impairment charges have been recognized as the fair value less estimated cost to sell is above the carrying value of the property and equipment as of December 31, 2025.

6.    Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale and money market mutual funds are the only financial assets or liabilities that are measured at fair value on a recurring basis.

Investments available for sale

All of the Company’s investments mature within one year or less. The par value, amortized cost, gross unrealized gains and losses, and estimated fair value of investments classified as available for sale as of December 31, 2025 and 2024 are as follows (in thousands):

December 31, 2025	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$—	$—	$—	$—	$—	$—	$—

December 31, 2024	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Level 1	Level 2	Total Fair Value Measurements
Certificates of Deposit	$3,750	$3,750	$—	$—	$—	$3,750	$3,750

The Company believes the gross unrealized losses are temporary as it does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

Cash and cash equivalents

Money market mutual funds are highly liquid investments that are valued using quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Money market mutual funds are included in Cash and cash equivalents within the consolidated balance sheets. The Company had money market mutual funds of approximately $15.3 million and $20.3 million as of December 31, 2025 and 2024, respectively.

For cash and cash equivalents, the carrying amounts approximate their fair values due to the short-term nature of such financial instruments.

Debt

For short-term debt, the carrying amounts of such financial instruments approximate their fair values. As of December 31, 2025, the Company has estimated the fair value of its outstanding debt to be approximately $13.2 million compared to its carrying value of $15.5 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“American AgCredit”) as of December 31, 2025 of 7.01% and 6.94% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 9, “Debt.”

Other

As of December 31, 2025 and 2024, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

The Company does not invest in any derivatives or engage in any hedging activities.

7.    Goodwill and Intangible and Other Non-Current Assets

Goodwill

A summary of goodwill carrying amounts at December 31, 2025 and 2024, and goodwill impairment for the years ended December 31, 2025 and 2024, is as follows (in thousands):

	2025	2024
Balance at January 1,	$1,262	$1,262
Goodwill impairment	(1,262)	—
Balance at December 31,	$—	$1,262

The Company performed a quantitative assessment for the purpose of its 2025 annual goodwill impairment analysis during the fourth quarter of 2025. Seghesio Family Vineyards and Seven Hills Winery reported goodwill balances of $1.1 million and $0.2 million, respectively. The fair values of the aforementioned reporting units containing goodwill were determined using a discounted cash flow methodology. The discounted cash flow projections were based on a long-term forecast which incorporated historical results, current market conditions, estimates by management of future market conditions, current and future strategic and operational plans and future financial performance. Significant assumptions used in the discounted cash flow projection include projected sales volumes based on current production capacities, future sales prices, cost of sales, operating expenses, income taxes, capital expenditures to maintain operations, terminal growth rates, and discount rates. The future cash flows were discounted to present value using a discount rate ranging from 10.0% to 12.0%. Based on the quantitative tests performed during the fourth quarter of 2025, the Company determined that the fair value of each of the reporting units containing goodwill was lower than the net carrying amount for each of the respective reporting units. As a result, the Company recorded $1.3 million of goodwill impairment for the year ended December 31, 2025. No goodwill impairment was recorded for the year ended December 31, 2024.

Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets at December 31, 2025 and 2024, and amortization expense for the years ended December 31, 2025 and 2024, is as follows (in thousands):

		December 31, 2025			December 31, 2024
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand	15 - 17	$18,000	$(15,343)	$2,657	$18,000	$(14,280)	$3,720
Distributor relationships	10 - 14	2,700	(2,700)	—	2,700	(2,612)	88
Legacy permits	14	250	(250)	—	250	(243)	7
Trademark	20	200	(173)	27	200	(163)	37
Total		$21,150	$(18,466)	$2,684	$21,150	$(17,298)	$3,852
Deferred tax asset (1)				713			536
Other non-current assets				75			104
Total intangible and other non-current assets, net				$3,472			$4,492

(1) Deferred tax asset is presented separate from deferred tax liability within the Company’s consolidated balance sheets as offsets between different tax jurisdictions are not allowed pursuant to FASB ASC 740-10-45-6.

						Year Ended December 31,
Amortization expense						2025	2024
Total amortization expense						$1,168	$1,287

The estimated aggregate future amortization of intangible assets as of December 31, 2025 is identified below (in thousands):

Years Remaining:	Amortization
2026	$1,073
2027	1,073
2028	469
2029	33
2030	33
Thereafter	3
Total	$2,684

8.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable and accrued grape liabilities	$5,030	$5,605
Accrued compensation related expenses	2,127	2,907
Sales and marketing	678	735
Acquisition of property and equipment	139	562
Accrued interest	205	220
Depletion allowance	1,117	962
Production and farming	57	219
Other accrued expenses	394	416
Total accounts payable and accrued liabilities	$9,747	$11,626

9.    Debt

A summary of debt as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31, 2025	December 31, 2024
Revolving Credit Facility (1)	$—	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	9,600	10,240
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	5,875	6,375
Unamortized loan fees	(63)	(73)
Total debt	15,412	16,542
Less current portion of long-term debt	1,131	1,130
Long-term debt due after one year, net	$14,281	$15,412
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified fixed charge coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to stockholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of December 31, 2025.

A summary of debt maturities as of December 31, 2025 is as follows (in thousands):

Principal due in 2026	$1,140
Principal due in 2027	1,140
Principal due in 2028	1,140
Principal due in 2029	1,140
Principal due in 2030	1,140
Principal due thereafter	9,775
Total	$15,475

10.    Stockholders’ Equity and Stock-Based Compensation

Share Repurchase

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. The 2023 Repurchase Program expires on December 31, 2026. Effective March 21, 2025, upon approval of the Company’s Board of Directors, the Company suspended the 2023 Repurchase Program.

During the twelve months ended December 31, 2025, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. During the twelve months ended December 31, 2024, the Company repurchased a total of 389,299 shares of its common stock at an average purchase price of $6.02 per share for an aggregate purchase price of $2.4 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

In December 2019, stock option awards for 89,000 shares were granted to the Company’s Chief Executive Officer under the 2013 Plan. The options vest annually over five years and expire seven years from the date of grant. In July 2021, stock option awards for 233,000 shares were granted to certain members of management. The options vest annually over four years and expire seven years from the date of grant. In March 2022, stock option awards for 500,000 shares were granted to the Company’s Chief Executive Officer. Such options are divided into four tranches, are subject to both performance-based and time-based vesting requirements, and expire ten years from the date of grant. In March 2023 and March 2024, stock option awards for 500,000 and 115,000 shares, respectively, were granted to certain officers and employees of the Company. Such options are divided into five tranches, are subject to both performance-based vesting requirements and time-based vesting requirements, and expire ten years from the date of grant. The performance-based vesting requirements for the grants made from 2022 through 2024 are tied to annual or cumulative “Adjusted EBITDA targets”, as defined within the respective underlying option award agreements. The exercise price for all respective options was either the closing price or average trading price on the date of grant.

As of December 31, 2025, the Company determined the achievement of certain targets for the aforementioned performance-based option awards was not probable based on the Company’s financial projections and assumptions regarding industry conditions. The Company has recorded the related stock-based compensation expense for the twelve months ended December 31, 2025 for options that have either vested or are probable of vesting.

Estimates of stock-based compensation expense require the application of judgment, including the selection of an option pricing model and determining appropriate inputs and assumptions that impact fair value calculations. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.

During the twelve months ended December 31, 2025 and 2024, the following number of shares were issued and fair value assigned to these grants was computed based on the following assumptions:

	2025	2024
Shares issued	—	115,000
Expected term (a)	—	7.39 - 9.39 years
Expected dividend yield	—	—%
Risk-free interest rate (b)	—	4.22%
Expected stock price volatility (c)	—	28% - 30%
Stock price	—	$5.78
Weighted-average grant date fair value	—	$2.61
Grant date fair value (in thousands)	—	$300
_______________________________________
(a) The Company utilized the full expected term for shares to vest.
(b) Estimate derived from the U.S. Treasury Constant Maturity Rates for the period of the expected term.
(c) Estimate based on an analysis of the historical volatility of the Company’s stock price.

A summary of stock option activity in 2025 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2025	1,273,000	$7.03
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(129,600)	$5.95
Outstanding, December 31, 2025	1,143,400	$7.15
Vested and expected to vest, December 31, 2025	453,400	$7.83
Exercisable, December 31, 2025	375,900	$7.96

($ in thousands)	2025	2024
Stock-based compensation expense (reversal)	$109	$(124)
Income tax (benefit) expense	$(33)	$30
Total fair value of options vested during the year	$230	$290
Total intrinsic value of options outstanding at end of year	$—	$220
Total intrinsic value of options exercisable at end of year	$—	$3
Total weighted-average remaining vesting period in years	2.42 years	3.43 years
Total weighted-average remaining contractual life period in years (options outstanding)	5.61 years	6.77 years
Total weighted-average remaining contractual life period in years (options exercisable)	3.19 years	3.79 years

As of December 31, 2025, the total stock-based compensation expense not yet recognized is $1.9 million, which will be amortized through the remaining vesting periods of the outstanding options.

11.    Income Taxes

Effective December 31, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments were applied on a retrospective basis and primarily affect the Company’s annual income tax disclosures, including enhanced effective tax rate reconciliation and income taxes paid information, as presented below.

The income tax provision for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
State income tax provision
Current	$213	$13
Deferred	(132)	7
Total state income tax provision	81	20
Federal income tax provision
Current	124	5
Deferred	58	245
Total federal income tax provision	182	250
Total income tax provision	$263	$270

The Company’s income tax returns are subject to examination in the U.S. federal and state jurisdictions. To the extent the Company has unutilized net operating loss (“NOL”) carryforwards, the statute of limitations does not begin to run until the NOL carryforwards are utilized. Therefore, the Company has tax years open dating back to 2018 for federal tax purposes and tax years open dating back to 2008 for state tax purposes. The Company had no unrecognized tax benefits as of December 31, 2025 or 2024.

The principal components of deferred taxes at December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax asset
Federal NOL carryforward	$3,690	$4,754
State NOL carryforward	1,823	1,829
Accrued vacation	171	198
Equity compensation plan	257	235
California alternative minimum tax credit	—	109
Inventory	38	—
Other	39	195
Total deferred tax asset	6,018	7,320
Deferred tax liability
Property and equipment	(6,139)	(6,632)
Intangible assets and goodwill	(2,039)	(2,122)
Inventory	—	(787)
Other	(186)	(255)
Total deferred tax liability	(8,364)	(9,796)
Net deferred tax liability, non-current	$(2,346)	$(2,476)

As of December 31, 2025, the amount and expiration dates of the Company’s NOL carryforwards are as follows (in thousands):

Federal
Carried forward indefinitely	$17,530

State
2029-2042	$26,364

Under certain circumstances, the ability to use the NOL carryforwards and credits could be substantially reduced if certain changes in ownership were to occur.

The table below reconciles the statutory federal income tax rate, presented in dollars and percentages, to the Company’s effective income tax rate ($ amount in thousands) for the years ended December 31, 2025 and 2024:

	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$184	21.0%	$235	21.0%
State and local income tax, net of federal income tax effects (1)	36	4.2	17	1.5
Tax credits
General business credits	—	—	(10)	(0.9)
Nontaxable or nondeductible items
Nondeductible meals and entertainment	21	2.4	25	2.2
Other nondeductible items	3	0.3	2	0.2
Other adjustments
Adjustment to intangible assets and goodwill deferred tax liability	15	1.7	—	—
Other	$4	0.4	$1	0.1
Effective income tax rate	$263	30.0%	$270	24.1%
______________________________________
(1)    State taxes in California and Illinois contributed to the majority (greater than 50%) of the tax effect in this category in 2025. State taxes in California and Florida contributed to the majority (greater than 50%) of the tax effect in this category in 2024.

The Company’s effective income tax rate was 30.0% for 2025 as compared to 24.1% for 2024. The increase in the effective income tax rate was primarily due to changes in state apportionment during the prior year which yielded a larger tax benefit in the initial year of change.

The amounts of cash income taxes paid (net of refunds) by the Company for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Federal	$10	$—
State	24	9
Total	$34	$9

Cash income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions (in thousands):

	2025	2024
California	$5	$1
Oregon	2	2
Pennsylvania	4	—
Florida	3	—
Illinois	3	—
Texas	7	6
State total	$24	$9

In July 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. The Company has assessed the effects of the OBBBA and concluded there is no material impact on the tax rate for the twelve months ended December 31, 2025.

12.    Employee Benefit Plan

A 401(k) profit sharing plan is provided to all employees who meet certain service requirements. The current Company match is 100% of a participant’s first 1% of compensation deferred plus 50% match on compensation deferrals between 1% and 6%. Total Company contributions to the plan were $0.5 million for each of the years ended December 31, 2025 and 2024.

13.    Business Segment Information

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

The following table outlines the net sales, cost of sales, gross profit (loss), directly attributable selling expenses, net loss on disposal of property and equipment, and income (loss) from operations for the Company’s reportable segments for the years ended December 31, 2025 and 2024, and also includes a reconciliation to consolidated income (loss) from operations. Other/Non-allocable net sales and gross profit (loss) include bulk wine and grape sales, event fees, tasting fees and non-wine retail sales. Sales figures are net of related excise taxes. Other/Non-allocable expenses include centralized corporate expenses not specific to an identified reporting segment.

	Year Ended December 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$35,527	$41,079	$26,422	$27,968	$3,136	$3,938	$65,085	$72,985
Cost of sales	21,469	24,831	9,060	9,860	3,841	3,241	34,370	37,932
Gross profit (loss)	14,058	16,248	17,362	18,108	(705)	697	30,715	35,053
Operating expenses:
Sales and marketing	6,171	6,244	7,439	7,990	3,731	4,362	17,341	18,596
General and administrative	—	—	—	—	14,748	15,584	14,748	15,584
Total operating expenses	6,171	6,244	7,439	7,990	18,479	19,946	32,089	34,180
Net loss on disposal of property and equipment	—	—	—	—	1,092	805	1,092	805
Goodwill impairment	—	—	—	—	1,262	—	1,262	—
Income (loss) from operations	$7,887	$10,004	$9,923	$10,118	$(21,538)	$(20,054)	$(3,728)	$68

14.    Commitments and Contingencies

Supply Contracts

To supplement a portion of the Company’s future grape requirements, long-term contracts are procured to purchase grapes from certain third parties and related parties of employees within the Company. The lengths of the contracts vary from one to ten years and although prices are pre-established, final payments are largely dependent on the grape quantities required by the Company and the availability of grapes that meet quality standards. If no grapes are produced that meet contractual quality standards, the grapes may be rejected, and no payment would be due. Based on grape contracts in place as of December 31, 2025, the maximum value of the contractual obligations through 2033 is estimated at approximately $10.7 million with $0.5 million from related parties. In addition to long-term contracts, the Company also purchases additional grapes and bulk wine under one-time purchase or short-term agreements.

The total of all grapes and bulk wine purchased was $7.1 million and $10.9 million for the years ended December 31, 2025 and 2024, respectively. Included in the totals of all grapes and bulk wine purchased are related party purchases of $0.5 million for each of the years ended December 31, 2025 and 2024.

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

In September 2023, the Company accepted a settlement from the Fire Victim Trust. To-date, the settlement payout received by the Company has totaled $2.2 million, which the Company has recorded in other income, net. Of the total payout received, no amounts were received during the twelve months ended December 31, 2025, and $0.3 was received during the twelve months ended December 31, 2024. The payments received to-date represent a portion of the total amount approved by the Fire Victim Trust for lost business income over a 36-month period from October 2017 to September 2020. As the Fire Victim Trust seeks to wind down the claims program, the Company may be receiving an additional payout from this settlement; however, the amount, if any, and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims. Settlement gains are recognized when realized or realizable.

2020 Wildfires

In August and September 2020, a series of major wildfires broke out in regions across the Western United States, including Napa and Sonoma counties in California, as well as Umatilla and Yamhill Counties in Oregon. The wildfires and ensuing smoke caused damage to grapes at the vineyard properties and traffic reduction at the Company’s tasting rooms. Some of the inventory losses and smoke damage to grapes were partially covered under existing crop insurance policies, which were settled during 2021. In November 2025, the Company accepted and received an additional $1.6 million settlement from a utility company, which the Company has recorded in other income, net.

Cybersecurity

As previously disclosed in the Company’s Current Reports on Form 8-K as filed with the SEC on July 5, 2024 and July 25, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on June 30, 2024. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had a material impact on its overall financial condition or results of operations, its evaluation and response to this incident are ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. As of December 31, 2025, incurred cybersecurity expenses limited to the Company’s insurance deductibles have been recorded and reflected within the Company’s consolidated financial statements and such amounts are not material.

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

15.    Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted earnings per share:

	Year ended December 31,
($ and shares in thousands, except per share amounts)	2025	2024
Net income	$613	$851

Common shares:
Weighted-average number of common shares outstanding - basic	20,593	20,794
Dilutive effect of stock options outstanding	—	—
Weighted-average number of common shares outstanding - diluted	20,593	20,794

Earnings per share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Antidilutive stock options (1)	453	462
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted earnings per share calculations because the options are antidilutive.

16.    Subsequent Events

On February 9, 2026, Pine Ridge Winery, LLC (“Pine Ridge”), wholly-owned subsidiary of the Company, entered into, and closed the transaction contemplated by, that certain Asset Purchase Agreement, dated as of February 9, 2026 (the “Asset Purchase Agreement”), with Purple Wine Company, LLC, a California limited liability company (“Seller”). Pursuant to the terms of the Asset Purchase Agreement, Pine Ridge purchased certain assets associated with the Raeburn wine brand, including certain inventory, certain intellectual property, including rights, trademarks and trade names, and certain consumer and customer lists, and assumed certain liabilities of Seller in connection with the acquired assets. The purchase price for the assets was approximately $35.2 million. The acquisition of the assets under the Asset Purchase Agreement was funded with cash on hand and borrowings under the Revolving Credit Facility in the aggregate amount of $29.0 million. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions.
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and determined no other events have occurred that would require adjustments to its disclosures in the consolidated financial statements.