Form 10-Q
period 2026-03-31
Crimson Wine Group, Ltd
filed 2026-05-07
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

On May 1, 2026 there were 20,586,027 outstanding shares of the registrant’s common stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$14,334	$20,595
Accounts receivable, net	12,238	12,135
Inventory	91,272	66,965
Other current assets	2,089	1,808
Assets held for sale	7,715	7,715
Total current assets	127,648	109,218
Property and equipment, net	101,740	102,787
Intangible and other non-current assets, net	13,675	3,472
Total non-current assets	115,415	106,259
Total assets	$243,063	$215,477
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$9,035	$9,747
Customer deposits	898	471
Current portion of long-term debt, net of unamortized loan fees	1,131	1,131
Total current liabilities	11,064	11,349
Long-term debt, net of current portion and unamortized loan fees	42,998	14,281
Deferred tax liability, net	2,825	3,059
Other non-current liabilities	18	17
Total non-current liabilities	45,841	17,357
Total liabilities	56,905	28,706
Contingencies (Note 13)
Stockholders’ Equity
Common stock, par value $0.01 per share, authorized 150,000,000 shares; 20,586,027 shares issued and outstanding as of March 31, 2026 and December 31, 2025	205	205
Additional paid-in capital	278,582	278,565
Accumulated deficit	(92,629)	(91,999)
Total stockholders’ equity	186,158	186,771
Total liabilities and stockholders’ equity	$243,063	$215,477

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$18,264	$14,460
Cost of sales	10,351	7,812
Gross profit	7,913	6,648
Operating expenses:
Sales and marketing	4,085	4,226
General and administrative	4,416	3,968
Total operating expenses	8,501	8,194
Net gain on disposal of property and equipment	(9)	(6)
Loss from operations	(579)	(1,540)
Other (expense) income:
Interest expense, net	(456)	(227)
Other income, net	171	475
Total other (expense) income, net	(285)	248
Loss before income taxes	(864)	(1,292)
Income tax benefit	(234)	(356)
Net loss	$(630)	$(936)
Basic and fully diluted weighted-average shares outstanding	20,586	20,614
Basic and fully diluted loss per share	$(0.03)	$(0.05)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(630)	$(936)
Net unrealized holding losses on investments arising during the period, net of tax	—	(158)
Comprehensive loss	$(630)	$(1,094)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net cash flows from operating activities:
Net loss	$(630)	$(936)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization of property and equipment	1,623	1,732
Amortization of intangible assets	269	322
Loss on write-down of inventory	688	824
Provision for credit losses	(6)	6
Net gain on disposal of property and equipment	(9)	(6)
Benefit for deferred income taxes	(234)	(356)
Stock-based compensation expense	17	28
Net change in operating assets and liabilities:
Accounts receivable	(97)	4,076
Inventory	2,057	(769)
Other current assets	(281)	(170)
Other non-current assets	9	7
Accounts payable and accrued liabilities	(1,479)	(5,099)
Customer deposits and other payables	429	463
Other non-current liabilities	1	(9)
Net cash provided by operating activities	2,357	113
Net cash flows from investing activities:
Acquisition of Raeburn Assets	(36,806)	—
Purchase of investments available for sale	—	(10,921)
Redemptions of investments available for sale	—	3,250
Acquisition of property and equipment	(536)	(187)
Proceeds from disposals of property and equipment	9	9
Net cash used in investing activities	(37,333)	(7,849)
Net cash flows from financing activities:
Borrowings under revolving credit facility	29,000	—
Principal payments on long-term debt	(285)	(285)
Repurchase of common stock and related excise tax	—	(346)
Net cash provided by (used in) financing activities	28,715	(631)
Net decrease in cash and cash equivalents	(6,261)	(8,367)
Cash and cash equivalents - beginning of period	20,595	21,030
Cash and cash equivalents - end of period	$14,334	$12,663
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$325	$228
Non-cash investing and financing activity:
Unrealized holding losses on investments, net of tax	$—	$(158)
Acquisition of Raeburn Assets accrued but not yet paid	$727	$—
Acquisition of property and equipment invoiced or accrued but not yet paid	$40	$33

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Three Months Ended March 31, 2026
Balance, December 31, 2025	20,586,027	$205	$278,565	$—	$(91,999)	$186,771
Net loss	—	—	—	—	(630)	(630)
Stock-based compensation	—	—	17	—	—	17
Balance, March 31, 2026	20,586,027	$205	$278,582	$—	$(92,629)	$186,158

Three Months Ended March 31, 2025
Balance, December 31, 2024	20,644,279	$206	$278,456	$164	$(92,262)	$186,564
Net loss	—	—	—	—	(936)	(936)
Other comprehensive loss	—	—	—	(158)	—	(158)
Stock-based compensation	—	—	28	—	—	28
Repurchase of common stock and related excise tax	(58,252)	(1)	—	—	(345)	(346)
Balance, March 31, 2025	20,586,027	$205	$278,484	$6	$(93,543)	$185,152

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.Background and Basis of Presentation

Background

Crimson Wine Group, Ltd. (collectively with its subsidiaries, “Crimson” or the “Company”) is a Delaware corporation that has been conducting business since 1991. Crimson is in the business of producing and selling luxury wines (i.e., wines that retail for over $16 per 750ml bottle). Crimson is headquartered in Napa, California and through its subsidiaries owns seven primary wine estates and brands: Pine Ridge Vineyards, Raeburn Winery, Seghesio Family Vineyards, Archery Summit Winery, Chamisal Vineyards, Seven Hills Winery and Double Canyon Vineyards.

On February 9, 2026, Pine Ridge Winery, LLC (“Pine Ridge”), a wholly-owned subsidiary of the Company, entered into a purchase agreement to acquire certain assets associated with the Raeburn wine brand, including certain inventory, certain intellectual property, including rights, trademarks and trade names, and certain consumer and customer lists (collectively, the “Raeburn Assets”), and assumed certain liabilities in connection with the Raeburn Assets. The acquisition provides a strategic opportunity for Crimson to expand its portfolio, particularly in the Chardonnay and Pinot Noir categories.

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Significant Accounting Policies and recent accounting pronouncements under such Note) included in the Company’s audited consolidated financial statements for the year ended December 31, 2025, as filed with the SEC on Form 10-K (the “2025 Report”) on March 17, 2026. Results of operations for interim periods are not necessarily indicative of annual results of operations. The unaudited condensed consolidated balance sheet as of December 31, 2025 was derived from the audited annual consolidated financial statements included in the 2025 Report and does not include all disclosures required by GAAP for annual financial statements.

Significant Accounting Policies

There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2026. See Note 2, “Significant Accounting Policies,” of the 2025 Report for a description of the Company’s significant accounting policies.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses (“ASU 2024-03”). Adoption of ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods, effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. Management is currently assessing the impact from the future adoption of ASU 2024-03 on the Company’s condensed consolidated financial statements and related disclosures.

2.Acquisition of Raeburn Assets

On February 9, 2026, Pine Ridge entered into a purchase agreement to acquire the Raeburn Assets. The acquisition provides a strategic opportunity for Crimson to expand its portfolio, particularly in the Chardonnay and Pinot Noir categories. The acquisition of the Raeburn Assets was funded with the Company’s cash on hand and borrowings under the Company’s existing revolving credit facility.

The Company follows the guidance as outlined in FASB Accounting Standards Codification (“ASC”) 805-50, Asset Acquisitions, and as amended by ASU No. 2017-01. In accordance with ASC 805, the Company determined this transaction should be accounted for as an acquisition of assets rather than as an acquisition of a business. This accounting distinction resulted in the required capitalization of certain transaction costs in arriving at a total cost basis to then allocate to the acquired assets based on their relative fair values. In addition to the $35.2 million purchase price paid to the seller, the Company capitalized approximately $2.3 million of transaction related costs. Therefore, the total consideration was estimated at $37.5 million under the cost accumulation method to serve as the cost basis for allocation to the acquired assets based on their relative fair values. The Company is in the process of finalizing certain transaction related costs and the measurements are subject to change.

The following table summarizes the initial purchase price allocation of the total cost basis to the identified assets at the acquisition date (in thousands):

Cost basis determination:

Cash transferred at close	$35,207
Purchase price adjustment (capitalized transaction costs)	2,326
Total cost basis (cost accumulation method)	$37,533

Cost basis allocation based on relative fair values:

Inventory	$27,052
Brand (indefinite-lived)	10,481
Total cost basis (cost accumulation method)	$37,533

The Company’s financial results for the three months ended March 31, 2026 include the results from the Raeburn Assets for the period since the date of acquisition.

While this asset acquisition was accounted for under the cost accumulation method rather than the acquisition method (valuation method used for a business acquisition), the relative fair values were utilized to allocate the total cost basis. The market approach and income approach were utilized in the determination of fair values for inventory and the brand, respectively. The fair value measurements were based on inputs including management estimates and assumptions, terminal growth rate of 2.5%, royalty rate of 5%, and discount rate of 12%, which are significant inputs not observable in the market and thus represent level 3 measurements as defined in ASC 820, Fair Value Measurement.

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

Estates hold various public and private events for customers and their wine club members. Upfront consideration received from the sale of tickets or under private event contracts for future events is recorded as deferred revenue. The balance of payments is due on the date of the event. The Company recognizes event revenue on the date the event is held.

Other revenue also includes tasting fees and retail merchandise sales, which are paid for and received or consumed at the time of sale. The Company transfers control and recognizes revenue for tasting fees and retail merchandise sales at the time of sale.

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three months ended March 31, 2026 and 2025.

Contract Balances

When the Company receives payments from customers prior to completing its performance obligations for goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2026 and 2025 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the three-month periods ended March 31, 2026 and 2025 were not materially impacted by any other factors.

The outstanding contract liability balance was $0.9 million as of March 31, 2026 and $0.5 million as of December 31, 2025. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.1 million was recognized as revenue during each of the three-month periods ended March 31, 2026 and 2025.

Accounts Receivable, Net

The Company’s beginning and ending balances for accounts receivable, net for each of the three-month periods ended March 31, 2026 and 2025 are as follows (in thousands):

Accounts receivable, net	2026	2025
Balance as of January 1,	$12,135	$9,365
Balance as of March 31,	$12,238	$5,283

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

The following table reflects changes in the allowance for credit losses balance during each of the three-month periods ended March 31, 2026 and 2025 (in thousands):

Allowance for credit losses	2026	2025
Balance as of January 1,	$26	$37
Current period provision	(6)	2
Write-offs charged against the allowance	—	(19)
Balance as of March 31,	$20	$20

4.Inventory

A summary of inventory as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$52,934	$32,725
In-process goods	37,653	33,919
Packaging and bottling supplies	685	321
Total inventory	$91,272	$66,965

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

Inventory write-downs of $0.7 million and $0.8 million were recorded during the three-month periods ended March 31, 2026 and 2025, respectively. Inventory write-downs reflect inventory expected to be sold at a loss due to current market conditions.

The increase in inventory as of March 31, 2026 from December 31, 2025 is primarily driven by the acquisition of Raeburn Assets. The inventory balances as of March 31, 2026 include the initial valuation noted in Note 2, “Acquisition of Raeburn Assets”, adjusted for sales and production-related activities since the date of acquisition.

5.Property and Equipment and Assets Held for Sale

A summary of property and equipment as of March 31, 2026 and December 31, 2025, and depreciation and amortization for the three months ended March 31, 2026 and 2025, is as follows (in thousands):

	Depreciable Lives
	(in years)	March 31, 2026	December 31, 2025
Land and improvements	N/A	$43,957	$43,957
Buildings and improvements	20-40	59,921	59,899
Winery and vineyard equipment	3-25	38,517	38,873
Vineyards and improvements	7-25	32,232	30,933
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,583	4,724
Construction in progress	N/A	2,358	2,124
Total		186,207	186,149
Accumulated depreciation and amortization		(84,467)	(83,362)
Total property and equipment, net		$101,740	$102,787

	Three Months Ended March 31,
Depreciation and amortization:	2026	2025
Capitalized into inventory	$1,150	$1,276
Expensed to general and administrative	473	456
Total depreciation and amortization	$1,623	$1,732

In the fourth quarter of 2025, the Company began actively marketing its Double Canyon property located in West Richland, Washington for sale. In accordance with FASB ASC 205, the Company reclassified approximately $7.7 million from property and equipment to assets held for sale as of December 31, 2025 and depreciation was ceased as of the same date. In addition to meeting certain assets held for sale classification criteria, the Company has an active program to locate a buyer and expects to complete the sale within twelve months from the reclassification date of December 31, 2025. No impairment charges have been recognized as the fair value less estimated cost to sell is above the carrying value of the property and equipment as of March 31, 2026.

6.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and short-term and long-term debt. Investments classified as available for sale and money market mutual funds are the only assets or liabilities that are measured at fair value on a recurring basis.

Investments available for sale

The Company did not have any investments classified as available for sale as of March 31, 2026 and December 31, 2025 as funds liquidity was required leading up to and following the acquisition of the Raeburn Assets.

Cash and cash equivalents

Money market mutual funds are highly liquid investments that are valued using quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Money market mutual funds are included in cash and cash equivalents within the consolidated balance sheets. The Company had money market mutual funds of approximately $4.4 million and $15.3 million as of March 31, 2026 and December 31, 2025, respectively.

For cash and cash equivalents, the carrying amounts approximate their fair values due to the short-term nature of such financial instruments.

Debt

For short-term debt, the carrying amounts of such financial instruments approximate their fair values. The fair value of the Company’s borrowings under its Revolving Credit Facility approximates carrying value because such borrowings are subject to a variable market rate. As of March 31, 2026, the Company has estimated the fair value of its outstanding senior secured term loans to be approximately $12.7 million compared to its carrying value of $15.2 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“American AgCredit”) as of March 31, 2026 of 7.28% and 7.13% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 9, “Debt.”

Other

As of March 31, 2026, other than relative fair values utilized within the purchase price allocation of the Raeburn Assets (see Note 2, “Acquisition of Raeburn Assets”), the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis. As of December 31, 2025, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

The Company does not invest in any derivatives or engage in any hedging activities.

7.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets as of March 31, 2026 and December 31, 2025, and amortization expense for the three months ended March 31, 2026 and 2025, is as follows (in thousands):

		March 31, 2026			December 31, 2025
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand (indefinite-lived)	N/A	$10,481	N/A	$10,481	$—	$—	$—

Brand	15-17	18,000	(15,609)	2,391	18,000	(15,343)	2,657
Distributor relationships	10-14	2,700	(2,700)	—	2,700	(2,700)	—
Legacy permits	14	250	(250)	—	250	(250)	—
Trademark	20	200	(176)	24	200	(173)	27
Total		$31,631	$(18,735)	$12,896	$21,150	$(18,466)	$2,684
Deferred tax asset (1)				713			713
Other non-current assets				66			75
Total intangible and other non-current assets, net				$13,675			$3,472

(1) Deferred tax asset is presented separate from deferred tax liability within the Company’s condensed consolidated balance sheets as offsets between different tax jurisdictions are not allowed pursuant to ASC 740-10-45-6.

						Three Months Ended March 31,
						2026	2025
Total amortization expense						$269	$322

The estimated aggregate future amortization of intangible assets as of March 31, 2026 is identified below (in thousands):

Amortization
Remainder of 2026	$804
2027	1,073
2028	469
2029	33
2030	33
Thereafter	3
Total	$2,415

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable and accrued grape liabilities	$3,562	$5,030
Accrued compensation related expenses	1,838	2,127
Sales and marketing	759	678
Acquisition of property and equipment	40	139
Accrued interest	333	205
Depletion allowance	1,992	1,117
Production and farming	168	57
Other accrued expenses	343	394
Total accounts payable and accrued liabilities	$9,035	$9,747

9.Debt

A summary of debt as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
Revolving Credit Facility (1)	$29,000	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	9,440	9,600
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	5,750	5,875
Unamortized loan fees	(61)	(63)
Total debt	44,129	15,412
Less current portion of long-term debt	1,131	1,131
Long-term debt due after one year, net	$42,998	$14,281
______________________________________
(1)    The Revolving Credit Facility, a $60.0 million revolving credit facility between the Company and American AgCredit, as agent for the lenders thereunder, is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan provides up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan provides up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.125% to 0.225%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the Term Secured Overnight Financing Rate. In connection with the asset acquisition on February 9, 2026 as described in Note 2, “Acquisition of Raeburn Assets”, the Company borrowed an aggregate of $29.0 million under the Revolving Credit Facility. As a result of such borrowings, the remaining available borrowing capacity under the Revolving Credit Facility was $31.0 million as of March 31, 2026. The termination date of the Revolving Credit Facility is May 31, 2028.
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified fixed charge coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to stockholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of March 31, 2026.

A summary of debt maturities as of March 31, 2026 is as follows (in thousands):

Principal due the remainder of 2026	$855
Principal due in 2027	1,140
Principal due in 2028 (4)	30,140
Principal due in 2029	1,140
Principal due in 2030	1,140
Principal due thereafter	9,775
Total	$44,190

(4)    Principal amounts due in 2028 include the maturity on May 31, 2028 of the $29.0 million borrowings under the Revolving Credit Facility.

10.Stockholders’ Equity and Stock-Based Compensation
Share Repurchase

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program. Due to the suspension of the 2023 Repurchase Program, there were no repurchases of shares during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

From the date of commencement through the suspension (March 2023 to March 2025) of the 2023 Repurchase Program, the Company repurchased a total of 862,185 shares of its common stock at an average purchase price of $6.12 per share for an aggregate purchase price of $5.3 million. The 2023 Repurchase Program is set to expire on December 31, 2026.

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

As of March 31, 2026, the Company determined the achievement of certain targets for the aforementioned performance-based option awards were not probable based on the Company’s financial projections and assumptions regarding industry conditions. The Company has recorded the related stock-based compensation expense for the three months ended March 31, 2026 for options that have either vested or are probable of vesting.

Estimates of stock-based compensation expense require the application of judgment, including the selection of an option pricing model and determining appropriate inputs and assumptions that impact fair value calculations. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.

As of March 31, 2026, stock options in respect of 1,113,500 shares remained outstanding net of stock option expirations of 29,900 shares during the three months ended March 31, 2026. There were no stock option exercises or forfeitures during the three months ended March 31, 2026. The stock-based compensation expense for these awards, which will be recorded over the respective vesting periods, is based on the grant date fair value. $17 thousand and $28 thousand were recognized as stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense is reflected as a component under general and administrative expense in the unaudited interim condensed consolidated statements of operations.

11.Income Taxes
The consolidated income taxes for the three months ended March 31, 2026 and 2025, were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2026 and 2025, respectively, and then adjusting for any discrete items.
The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 were 26.9% and 27.5%, respectively.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2026 is primarily attributable to state income taxes and other permanent items.

In July 2025, the One Big Beautiful Bill Act (OBBBA), was enacted into law in the United States. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. The Company has assessed the effects of the OBBBA and concluded there is no material impact on the tax rate for the three months ended March 31, 2026.

12.Business Segment Information

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

The following tables outline the net sales, cost of sales, gross profit, directly attributable selling expenses, and income from operations for the Company’s reportable segments for the three months ended March 31, 2026 and 2025, and also includes a reconciliation to consolidated loss from operations. Other/Non-Allocable net sales and gross loss include bulk wine and grape sales, event fees, tasting fees, and non-wine retail sales. Sales figures are net of related excise taxes. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment.

	Three Months Ended March 31,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$12,260	$7,899	$5,555	$5,977	$449	$584	$18,264	$14,460
Cost of sales	7,460	4,545	1,865	2,055	1,026	1,212	10,351	7,812
Gross profit (loss)	4,800	3,354	3,690	3,922	(577)	(628)	7,913	6,648
Operating expenses:
Sales and marketing	1,532	1,489	1,670	1,816	883	921	4,085	4,226
General and administrative	—	—	—	—	4,416	3,968	4,416	3,968
Total operating expenses	1,532	1,489	1,670	1,816	5,299	4,889	8,501	8,194
Net gain on disposal of property and equipment	—	—	—	—	(9)	(6)	(9)	(6)
Income (loss) from operations	$3,268	$1,865	$2,020	$2,106	$(5,867)	$(5,511)	$(579)	$(1,540)

13.Contingencies

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

The Company has settled insurance claims totaling $1.3 million related to such wildfires through August 2020. In September 2025, the Company received an additional settlement with its insurance underwriters for $2.5 million, which the Company has recorded in other income, net. Of these insurance settlements, no amounts were received during the three months ended March 31, 2026 and 2025.

In September 2023, the Company accepted and received a settlement payout from the Fire Victim Trust. To date, the settlement payouts from the Fire Victim Trust to the Company have totaled $2.2 million, which the Company has recorded in other income, net across various periods. Of the total payouts received from the Fire Victim Trust, no amounts were received during the three months ended March 31, 2026, and 2025. The payments received to-date represent a portion of the total amount approved by the Fire Victim Trust for lost business income over a 36-month period from October 2017 to September 2020. As the Fire Victim Trust seeks to wind down the claims program, the Company may be receiving an additional payout from this settlement; however, the amount, if any, and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims. Settlement gains are recognized when realized or realizable.

2020 Wildfires

In August and September 2020, a series of major wildfires broke out in regions across the Western United States, including Napa and Sonoma counties in California, as well as Umatilla and Yamhill Counties in Oregon. The wildfires and ensuing smoke caused damage to grapes at the vineyard properties and traffic reduction at the Company’s tasting rooms. Some of the inventory losses and smoke damage to grapes were partially covered under existing crop insurance policies, which were settled during 2021. In November 2025, the Company accepted and received an additional $1.6 million settlement from a utility company, which the Company has recorded in other income, net. Of these settlements, no amounts were received during the three months ended March 31, 2026 and 2025.

Cybersecurity

As previously disclosed in the Company’s Current Reports on Form 8-K as filed with the SEC on July 5, 2024 and July 25, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on June 30, 2024. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had a material impact on its overall financial condition or results of operations, its evaluation and response to this incident are ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. As of March 31, 2026, incurred cybersecurity expenses limited to the Company’s insurance deductibles have been recorded and reflected within the Company’s unaudited condensed consolidated financial statements and such amounts are not material.

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

The Company and its subsidiaries may become parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company’s consolidated financial position or liquidity. Other than the cybersecurity matter discussed in this Note 13, the Company is not aware of any pending litigation that could have a material adverse impact on its consolidated financial position, liquidity or results of operations.

14.Loss Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted loss per share:

	Three Months Ended March 31,
($ and shares in thousands, except per share amounts)	2026	2025
Net loss	$(630)	$(936)

Common shares:
Weighted-average number of common shares outstanding - basic	20,586	20,614
Dilutive effect of stock options outstanding	—	—
Weighted-average number of common shares outstanding - diluted	20,586	20,614

Loss per share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

Antidilutive stock options (1)	453	462
__________________________________________
(1) Amounts represent stock options that are excluded from the diluted loss per share calculations because the options are antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements. See “Cautionary Statement for Forward-Looking Information” below. The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC (the “2025 Report”) on March 17, 2026.

Quantities or results referred to as “current quarter” and “current three-month period” refer to the three months ended March 31, 2026.

Cautionary Statement for Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, which include results of Crimson Wine Group, Ltd. and all of its subsidiaries, collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact, regarding the Company’s strategy, future operations, financial position, prospects, plans, opportunities, and objectives, such as the Company’s statements regarding the acquisition of the Raeburn Assets providing the Company with a strategic opportunity to expand its portfolio, constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include those relating to the Company’s financial condition, results of operations, plans, objectives, future performance, and business. These statements are based upon information that is currently available to the Company and its management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements.

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted or that may materially and adversely affect the Company’s actual results include, but are not limited to, those discussed in Part I, “Item 1A. Risk Factors” of the 2025 Report and in Part II, “Item 1A. Risk Factors” of this Report. Readers should carefully review the risk factors described in the 2025 Report and this Report, and in other documents that the Company files from time to time with the SEC.

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

As of March 31, 2026, wine inventory included approximately 1.1 million cases of bottled wine and bulk wine, both in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

Seasonality

As discussed in Part I, “Item 1. Business” of the 2025 Report, the wine industry in general historically experiences seasonal fluctuations in revenues and net income. The Company typically has lower sales and net income during the first quarter and higher sales and net income during the fourth quarter due to seasonal holiday buying as well as wine club shipment timing. The Company anticipates similar trends in the future but will monitor and provide updates if the acquisition of the Raeburn Assets significantly impacts these trends for the remainder of 2026 and beyond.

Shipments versus Depletions

Within the wholesale segment, shipments represent the quantity of wine sold to the distribution channel (such as wholesale distributors and retailers). The Company recognizes revenue for wholesale orders upon shipment of the wine from the Company’s third-party warehouse facilities. See Note 3, “Revenue,” of this Report for additional information on the Company’s revenue recognition policy. Within the industry, depletions is a measurement used to capture the quantity of wine sold from distributors to retailers. Shipments can vary from depletions depending on the timing and inventory management decisions by the distributors and retailers.

Climate Conditions and Extreme Weather Events

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, natural disasters, and certain climate conditions can materially and adversely affect the quality and quantity of grapes available to Crimson thereby materially and adversely affecting the supply of Crimson’s products and its profitability. Given the risks presented by climate conditions and extreme weather, Crimson regularly evaluates impacts of climate conditions and weather on its business to disclose any material impacts on the business. Along with various insurance policies currently in place, Crimson has made investments to improve its climate resilience and strives to effectively manage grape sourcing to help mitigate the impact of climate change and unforeseen natural disasters. Crimson continues to complete upgrades to its facilities to improve water and energy resiliency and fire mitigation measures with plans to advance these initiatives over the next several years. However, we cannot guarantee that such efforts will successfully mitigate any damage from a catastrophic event. See “We may not be fully insured against risk of catastrophic loss to wineries, production facilities or distribution systems as a result of earthquakes, fires, floods or other events, some of which may be exacerbated by climate change, which may cause us to experience a material financial loss” under Part I, “Item 1A. Risk Factors” of the 2025 Report.

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

Due to trade tensions between the U.S. and Canada, shipments of the Company’s wines were suspended to Canada from the end of the first quarter throughout the second quarter of 2025. While export wine sales began to slowly resume in certain Canadian markets during the second half of 2025, the Company cannot predict when trade tensions will be reduced and demand will return to levels observed prior to 2025. See “We are subject to risks from changes to the trade policies, regulations, and tariffs of the U.S. and foreign governments” under Part I, “Item 1A. Risk Factors” of the 2025 Report.

The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. As of the date of this Report, the Company was aware of ongoing negotiations by one of its key distributors exploring divestiture options in key markets in which the Company operates. Amounts due from this distributor are approximately $4.0 million of net accounts receivable as of March 31, 2026, none of which require reserves in accordance with the Company’s reserve policy. The Company has not experienced historical loss with this distributor. Despite the Company’s ongoing efforts to mitigate potential losses from this distributor, the Company cannot predict the outcome of the distributor's market negotiations and a portion of the Company’s accounts receivable deemed uncollectible from this distributor could have a material impact on the Company’s consolidated financial position, liquidity or results of operations.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net Sales

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Wholesale	$12,260	$7,899	$4,361	55%
Direct to Consumer	5,555	5,977	(422)	(7)%
Other	449	584	(135)	(23)%
Total net sales	$18,264	$14,460	$3,804	26%

Wholesale net sales increased $4.4 million, or 55%, in the current quarter as compared to the same quarter in 2025, with domestic wine sales primarily driving this increase as export wine sales were comparable to the prior year quarter. The increase in domestic wine sales was due primarily to an increased shipments of Raeburn wines from nearly two months of sales in the current quarter as the Company acquired the Raeburn Assets on February 9, 2026. The net increase in shipments of all other brands, primarily within the Pine Ridge brand, accounted for the remainder of the increase in domestic wine sales in the current quarter over the prior year quarter.

Direct to Consumer net sales decreased $0.4 million, or 7%, in the current quarter as compared to the same quarter in 2025. The overall decrease was driven by lower tasting room visitations and club memberships that remained challenged with declining market conditions for both consumption and discretionary spending as compared to the same quarter in 2025.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.1 million, or 23%, in the current quarter as compared to the same quarter in 2025. The decrease was primarily driven by lower bulk wine and grape sales in the current quarter as compared to the same quarter in 2025.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Wholesale	$4,800	$3,354	$1,446	43%
Wholesale gross margin percentage	39%	42%
Direct to Consumer	3,690	3,922	(232)	(6)%
Direct to Consumer gross margin percentage	66%	66%
Other	(577)	(628)	51	8%
Total gross profit	$7,913	$6,648	$1,265	19%
Total gross margin percentage	43%	46%

Wholesale gross profit increased $1.4 million, or 43%, in the current quarter as compared to the same quarter in 2025 driven by an increase in overall shipments. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 331 basis points in the current quarter as compared to the same quarter in 2025 primarily driven by the step-up in cost basis for the acquired Raeburn inventory. The negative impact recognized on current quarter sales of acquired Raeburn inventory accounted for 489 basis points of total wholesale margins. The increase in cost basis was a result of the purchase price allocation performed at acquisition and will continue to have a negative impact on margins until the Company sells through the acquired inventory. See Note 2, “Acquisition of Raeburn Assets,” included in Part I, Item 1 of this Report for additional information.

Direct to Consumer gross profit decreased $0.2 million, or 6%, in the current quarter as compared to the same quarter in 2025 driven by a decrease in overall case volume. Direct to Consumer gross margin percentage increased 81 basis points due to a favorable sales mix across the various channels in the current quarter as compared to the same quarter in 2025.

“Other” includes gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees, non-wine retail sales, and inventory write-downs. Losses decreased $0.1 million, or 8%, in the current quarter as compared to the same quarter in 2025 and was primarily driven by a decrease in inventory write-downs.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Sales and marketing	$4,085	$4,226	$(141)	(3)%
General and administrative	4,416	3,968	448	11%
Total operating expenses	$8,501	$8,194	$307	4%

Sales and marketing expenses decreased $0.1 million, or 3%, in the current quarter as compared to the same quarter in 2025 primarily driven by a decrease in accrued compensation.

General and administrative expenses increased $0.4 million, or 11%, in the current quarter as compared to the same quarter in 2025 due primarily to nonrecurring expenses related to the acquisition of the Raeburn Assets.

Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	Change	% change
Interest expense, net	$(456)	$(227)	$(229)	(101)%
Other income, net	171	475	(304)	(64)%
Total other (expense) income, net	$(285)	$248	$(533)	(215)%

Interest expense, net in the current quarter increased in comparison to the same quarter in 2025 due to additional interest incurred on the $29.0 million borrowings against the Revolving Credit Facility as part of the acquisition of the Raeburn Assets. See Note 9, “Debt,” included in Part I, Item 1 of this Report for additional information.

Other income, net, decreased $0.3 million, or 64%, in the current quarter compared to the same quarter in 2025 primarily driven by a decrease of interest income earned in line with lower balances of money market mutual funds and other investments following the acquisition of the Raeburn Assets.
Income Tax Benefit

The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 were 26.9% and 27.5%, respectively. The difference between the effective income tax rates was primarily attributable to state income taxes and other permanent items.

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

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with American AgCredit, FLCA (“American AgCredit”), as agent for the lenders. The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. On June 15, 2023, the Company executed a fifth amendment to the Revolving Credit Facility with American AgCredit, which extended the termination date of the Revolving Loan and the Term Revolving Loan to May 31, 2028 along with updates to other terms of the Revolving Credit Facility. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.125% to 0.225%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the Term Secured Overnight Financing Rate. The Revolving Credit Facility can be used to fund acquisitions, capital projects, and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to stockholders and restrictions on certain mergers, consolidations, and sales of assets. As of March 31, 2026, $29.0 million in borrowings remained outstanding under the Revolving Credit Facility following the acquisition of the Raeburn Assets. As of March 31, 2026, the remaining available borrowing capacity was $31.0 million under the Revolving Credit Facility. The Company was in compliance with all existing debt covenants under the Revolving Credit Facility as of March 31, 2026.

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of March 31, 2026, $9.4 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (collectively with the PRW Borrower, “Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of March 31, 2026, $5.8 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrower’s obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of Borrower under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrower’s covenants include the maintenance of a specified fixed charge coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants under the 2015 Term Loan and the 2017 Term Loan as of March 31, 2026.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2026 and 2025 (in thousands):

Net cash provided by (used in):	2026	2025
Operating activities	$2,357	$113
Investing activities	(37,333)	(7,849)
Financing activities	28,715	(631)

Cash provided by operating activities

Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2026, consisting primarily of $0.6 million of net loss adjusted for $2.3 million of non-cash items and $0.6 million net cash inflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, and other offsetting items. The change in operating assets and liabilities was primarily due to a decrease in inventory (excluding inventory acquired in the Raeburn acquisition) and an increase in customer deposits, partially offset by a decrease in accounts payable and accrued liabilities and increase in other current assets.

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

Cash used in investing activities

Net cash used in investing activities was $37.3 million for the three months ended March 31, 2026, consisting primarily of the acquisition of Raeburn Assets totaling $36.8 million and capital expenditures of $0.5 million.

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2025, consisting primarily of the net purchases of available for sale investments of $7.7 million and capital expenditures of $0.2 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities was $28.7 million for the three months ended March 31, 2026, consisting of $29.0 million in proceeds drawn from the Revolving Credit Facility to fund a portion of the acquisition of Raeburn Assets, partially offset by scheduled principal payments on the Company’s 2015 and 2017 Term Loans of $0.3 million.

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2025, consisting of the repurchase of shares of the Company’s common stock at an aggregate purchase price of $0.3 million and scheduled principal payments on the Company’s 2015 and 2017 Term Loans of $0.3 million.

Share Repurchases

In March 2023, the Company commenced the 2023 Repurchase Program that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program. Due to the suspension of the 2023 Repurchase Program, there were no repurchases of shares during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. The Company’s repurchase was funded through cash on hand, and the shares were retired. The 2023 Repurchase Program is set to expire on December 31, 2026.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2025 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 13, “Contingencies,” to the Company’s condensed consolidated interim financial statements included in Part I, “Item 1. Financial Statements (Unaudited)” of this Report is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the 2025 Report, which could materially affect the Company’s business, results of operations or financial condition. The risks described in the 2025 Report are not the only risks it faces. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may eventually prove to materially adversely affect its business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

Item 6. Exhibits.

2.1#	Asset Purchase Agreement, dated February 9, 2026, by and between Pine Ridge Winery, LLC, and Purple Wine Company, LLC. (filed as Exhibit 2.1 to the Company’s Form 8-K filed on February 9, 2026).
3.1	Amended and Restated Certificate of Incorporation of Crimson Wine Group, Ltd. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

* Filed herewith.
** Furnished herewith.
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

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	May 7, 2026	By:	/s/ Adam D. Howell
Adam D. Howell
Chief Financial Officer