Form 10-Q
period 2026-06-30
Crimson Wine Group, Ltd
filed 2026-08-06
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

On July 31, 2026 there were 20,586,027 outstanding shares of the registrant’s common stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$11,843	$20,595
Accounts receivable, net	12,268	12,135
Inventory	88,306	66,965
Other current assets	1,099	1,808
Assets held for sale	7,715	7,715
Total current assets	121,231	109,218
Property and equipment, net	101,161	102,787
Intangible and other non-current assets, net	13,400	3,472
Total non-current assets	114,561	106,259
Total assets	$235,792	$215,477
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$9,862	$9,747
Customer deposits	525	471
Current portion of long-term debt, net of unamortized loan fees	1,131	1,131
Total current liabilities	11,518	11,349
Long-term debt, net of current portion and unamortized loan fees	35,716	14,281
Deferred tax liability, net	2,710	3,059
Other non-current liabilities	19	17
Total non-current liabilities	38,445	17,357
Total liabilities	49,963	28,706
Contingencies (Note 13)
Stockholders’ Equity
Common stock, par value $0.01 per share, authorized 150,000,000 shares; 20,586,027 shares issued and outstanding as of June 30, 2026 and December 31, 2025	205	205
Additional paid-in capital	278,599	278,565
Accumulated deficit	(92,975)	(91,999)
Total stockholders’ equity	185,829	186,771
Total liabilities and stockholders’ equity	$235,792	$215,477

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$20,473	$17,001	$38,737	$31,461
Cost of sales	11,852	9,250	22,203	17,062
Gross profit	8,621	7,751	16,534	14,399
Operating expenses:
Sales and marketing	4,413	4,484	8,498	8,710
General and administrative	4,113	3,672	8,529	7,640
Total operating expenses	8,526	8,156	17,027	16,350
Net loss on disposal of property and equipment	59	38	50	32
Income (loss) from operations	36	(443)	(543)	(1,983)
Other (expense) income:
Interest expense, net	(546)	(62)	(1,002)	(289)
Other income, net	49	266	220	741
Total other (expense) income, net	(497)	204	(782)	452
Loss before income taxes	(461)	(239)	(1,325)	(1,531)
Income tax benefit	(115)	(108)	(349)	(464)
Net loss	$(346)	$(131)	$(976)	$(1,067)
Basic and fully diluted weighted-average shares outstanding	20,586	20,586	20,586	20,600
Basic and fully diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.05)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(346)	$(131)	$(976)	$(1,067)
Net unrealized holding losses on investments arising during the period, net of tax	—	—	—	(158)
Comprehensive loss	$(346)	$(131)	$(976)	$(1,225)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Net cash flows from operating activities:
Net loss	$(976)	$(1,067)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization of property and equipment	3,240	3,458
Amortization of intangible assets	537	627
Loss on write-down of inventory	1,166	1,325
Provision for credit losses	8	116
Net loss on disposal of property and equipment	50	32
Benefit for deferred income taxes	(349)	(464)
Stock-based compensation expense	34	54
Unrealized foreign exchange losses	29	—
Net change in operating assets and liabilities:
Accounts receivable	(141)	517
Inventory	4,545	(731)
Other current assets	709	503
Other non-current assets	16	15
Accounts payable and accrued liabilities	(290)	(3,886)
Customer deposits and other payables	59	163
Other non-current liabilities	2	(9)
Net cash provided by operating activities	8,639	653
Net cash flows from investing activities:
Acquisition of Raeburn Assets	(37,533)	—
Purchase of investments available for sale	—	(10,970)
Redemptions of investments available for sale	—	14,000
Acquisition of property and equipment	(1,312)	(1,588)
Proceeds from disposals of property and equipment	24	18
Net cash (used in) provided by investing activities	(38,821)	1,460
Net cash flows from financing activities:
Borrowings under revolving credit facility	29,000	—
Payments on revolving credit facility	(7,000)	—
Principal payments on long-term debt	(570)	(570)
Repurchase of common stock and related excise tax	—	(370)
Net cash provided by (used in) financing activities	21,430	(940)
Net (decrease) increase in cash and cash equivalents	(8,752)	1,173
Cash and cash equivalents - beginning of period	20,595	21,030
Cash and cash equivalents - end of period	$11,843	$22,203
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$765	$449
Income tax payments, net	$421	$27
Non-cash investing and financing activity:
Unrealized holding losses on investments, net of tax	$—	$(158)
Acquisition of property and equipment invoiced or accrued but not yet paid	$376	$186

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Three Months Ended June 30, 2026
Balance, March 31, 2026	20,586,027	$205	$278,582	$—	$(92,629)	$186,158
Net loss	—	—	—	—	(346)	(346)
Stock-based compensation	—	—	17	—	—	17
Balance, June 30, 2026	20,586,027	$205	$278,599	$—	$(92,975)	$185,829

Three Months Ended June 30, 2025
Balance, March 31, 2025	20,586,027	$205	$278,484	$6	$(93,543)	$185,152
Net loss	—	—	—	—	(131)	(131)
Stock-based compensation	—	—	26	—	—	26
Excise tax on repurchase of common stock	—	—	—	—	(24)	(24)
Balance, June 30, 2025	20,586,027	$205	$278,510	$6	$(93,698)	$185,023

Six Months Ended June 30, 2026
Balance, December 31, 2025	20,586,027	$205	$278,565	$—	$(91,999)	$186,771
Net loss	—	—	—	—	(976)	(976)
Stock-based compensation	—	—	34	—	—	34
Balance, June 30, 2026	20,586,027	$205	$278,599	$—	$(92,975)	$185,829

Six Months Ended June 30, 2025
Balance, December 31, 2024	20,644,279	$206	$278,456	$164	$(92,262)	$186,564
Net loss	—	—	—	—	(1,067)	(1,067)
Other comprehensive loss	—	—	—	(158)	—	(158)
Stock-based compensation	—	—	54	—	—	54
Repurchase of common stock and related excise tax	(58,252)	(1)	—	—	(369)	(370)
Balance, June 30, 2025	20,586,027	$205	$278,510	$6	$(93,698)	$185,023

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

On February 9, 2026, Pine Ridge Winery, LLC (“Pine Ridge”), a wholly-owned subsidiary of the Company, entered into a purchase agreement to acquire certain assets associated with the Raeburn wine brand, including certain inventory, certain intellectual property, including rights, trademarks and trade names, and certain consumer and customer lists (collectively, the “Raeburn Assets”), and assumed certain liabilities in connection with the acquisition of the Raeburn Assets. The acquisition provides a strategic opportunity for Crimson to expand its portfolio, particularly in the Chardonnay and Pinot Noir categories.

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

Significant Accounting Policies

With the exception of the below addition, there were no changes to the Company’s significant accounting policies during the six months ended June 30, 2026. See Note 2, “Significant Accounting Policies,” of the 2025 Report for a description of the Company’s significant accounting policies.

During the current quarter, the Company entered into foreign currency forward contracts to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate. The Company does not enter into derivative agreements for trading or speculative purposes. The Company recognizes derivative instruments as assets or liabilities on the unaudited interim condensed consolidated balance sheets and measures these instruments at fair value. The Company has elected not to designate these instruments as cash-flow hedges nor elected hedge accounting under Accounting Standards Codification (“ASC”) 815. As a result, all changes in the fair value of foreign currency forward contracts are recognized in earnings as incurred and recorded in other income, net of the unaudited interim condensed consolidated statements of operations. See Note 6, “Financial Instruments” for additional information.

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

2.Acquisition of Raeburn Assets

On February 9, 2026, Pine Ridge entered into a purchase agreement to acquire the Raeburn Assets. The acquisition provides a strategic opportunity for Crimson to expand its portfolio, particularly in the Chardonnay and Pinot Noir categories. The acquisition of the Raeburn Assets was funded with the Company’s cash on hand and borrowings under the Company’s existing Revolving Credit Facility (as defined below).

The Company follows the guidance as outlined in ASC 805-50, Asset Acquisitions, and as amended by ASU No. 2017-01. In accordance with ASC 805, the Company determined this transaction should be accounted for as an acquisition of assets rather than as an acquisition of a business. This accounting distinction resulted in the required capitalization of certain transaction costs in arriving at a total cost basis to then allocate to the acquired assets based on their relative fair values. In addition to the $35.2 million purchase price paid to the seller, the Company capitalized approximately $2.3 million of transaction related costs. Therefore, the total consideration was estimated at $37.5 million under the cost accumulation method to serve as the cost basis for allocation to the acquired assets based on their relative fair values. The Company is in the process of finalizing certain transaction related costs and the measurements are subject to change.

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

The Company’s financial results for the six months ended June 30, 2026 include the results from the Raeburn Assets for the period since the date of acquisition.

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

The Company provides custom winemaking services at Chamisal Vineyards’ and Pine Ridge Vineyards’ winemaking facilities. Custom winemaking services are made under contracts with customers, which include specific protocols, pricing, and payment terms and generally have a duration of less than one year. The customer retains title and control of the wine during the winemaking process. The Company recognizes revenue for winemaking services when contract specific performance obligations are met.

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

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three and six months ended June 30, 2026 and 2025.

Contract Balances

When the Company receives payments from customers prior to completing its performance obligations for goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2026 and 2025 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the six-month periods ended June 30, 2026 and 2025 were not materially impacted by any other factors.

The outstanding contract liability balance was $0.5 million as of June 30, 2026 and December 31, 2025. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.3 million was recognized as revenue during each of the six-month periods ended June 30, 2026 and 2025.

Accounts Receivable, Net

The Company’s beginning and ending balances for accounts receivable, net for each of the six-month periods ended June 30, 2026 and 2025 are as follows (in thousands):

Accounts receivable, net	2026	2025
Balance as of January 1,	$12,135	$9,365
June 30,	$12,268	$8,732

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

The following table reflects changes in the allowance for credit losses balance during each of the six-month periods ended June 30, 2026 and 2025 (in thousands):

Allowance for credit losses	2026	2025
Balance as of January 1,	$26	$37
Current period provision	(9)	113
Write-offs charged against the allowance	—	(19)
Balance as of June 30,	$17	$131

4.Inventory

A summary of inventory as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$52,174	$32,725
In-process goods	34,772	33,919
Packaging and bottling supplies	1,360	321
Total inventory	$88,306	$66,965

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

Inventory write-downs of $0.5 million was recorded during each of the three-month periods ended June 30, 2026 and 2025. Inventory write-downs of $1.2 million and $1.3 million were recorded during the six-month periods ended June 30, 2026 and 2025, respectively. Inventory write-downs reflect inventory expected to be sold at a loss due to current market conditions.

The increase in inventory as of June 30, 2026 from December 31, 2025 is primarily driven by the acquisition of Raeburn Assets. The inventory balances as of June 30, 2026 include the initial valuation noted in Note 2, “Acquisition of Raeburn Assets”, adjusted for sales and production-related activities since the date of acquisition.

5.Property and Equipment and Assets Held for Sale

Property and Equipment

A summary of property and equipment as of June 30, 2026 and December 31, 2025, and depreciation and amortization for the three and six months ended June 30, 2026 and 2025, is as follows (in thousands):

	Depreciable Lives
	(in years)	June 30, 2026	December 31, 2025
Land and improvements	N/A	$43,957	$43,957
Buildings and improvements	20-40	59,881	59,899
Winery and vineyard equipment	3-25	37,864	38,873
Vineyards and improvements	7-25	32,232	30,933
Caves	20-40	5,639	5,639
Vineyards under development	N/A	3,823	4,724
Construction in progress	N/A	3,065	2,124
Total		186,461	186,149
Accumulated depreciation and amortization		(85,300)	(83,362)
Total property and equipment, net		$101,161	$102,787

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization:	2026	2025	2026	2025
Capitalized into inventory	$1,145	$1,268	$2,295	$2,544
Expensed to general and administrative	472	458	945	914
Total depreciation and amortization	$1,617	$1,726	$3,240	$3,458

Assets Held for Sale

In the fourth quarter of 2025, the Company began actively marketing its Double Canyon property located in West Richland, Washington for sale. In accordance with ASC 205, the Company reclassified approximately $7.7 million from property and equipment to assets held for sale as of December 31, 2025 and depreciation was ceased as of the same date. In addition to meeting certain assets held for sale classification criteria, the Company has an active program to locate a buyer and expects to complete the sale within twelve months from the reclassification date of December 31, 2025. No impairment charges have been recognized as the fair value less estimated cost to sell is above the carrying value of the property and equipment as of June 30, 2026.

6.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, derivatives, and short-term and long-term debt. Investments classified as available for sale, money market mutual funds, and derivatives are the only assets or liabilities that are measured at fair value on a recurring basis.

Investments available for sale

The Company did not have any investments classified as available for sale as of June 30, 2026 and December 31, 2025 as funds liquidity was required leading up to and following the acquisition of the Raeburn Assets.

Cash and cash equivalents

Money market mutual funds are highly liquid investments that are valued using quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Money market mutual funds are included in cash and cash equivalents within the condensed consolidated balance sheets. The Company had money market mutual funds of approximately $4.0 million and $15.3 million as of June 30, 2026 and December 31, 2025, respectively.

For cash and cash equivalents, the carrying amounts approximate their fair values due to the short-term nature of such financial instruments.

Derivatives

A portion of the Company’s wine barrel purchases are paid in Euros. Beginning in the second quarter 2026, in order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company entered into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. The Company utilizes foreign currency forward contracts to economically manage exposures arising from fluctuations in foreign exchange rates. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. The Company has elected not to designate these instruments as cash-flow hedges nor elected hedge accounting under ASC 815. As a result, all changes in the fair value of foreign currency forward contracts are recognized in earnings as incurred.

As of June 30, 2026, the aggregate notional amount of outstanding foreign currency forward contracts totaled $0.7 million with maturity dates during the third quarter 2026. The fair value of these instruments was a net liability of $29 thousand, which is included in accounts payable and accrued liabilities of the unaudited interim condensed consolidated balance sheet as of June 30, 2026. These instruments are measured and recorded at fair value on a recurring basis based on Level 2 inputs with the assistance of a third-party, using inputs that can be corroborated by observable market data. Losses recognized in earnings during the three and six months ended June 30, 2026 totaled $41 thousand and were recorded in other income, net of the unaudited interim condensed consolidated statements of operations. As foreign currency forward contracts were newly adopted by the Company during the current quarter, there were no associated fair values related to these instruments as of December 31, 2025, and there were no gains or losses related to foreign currency forward contracts during the three- and six-month periods ended June 30, 2025.

Debt

For short-term debt, the carrying amounts of such financial instruments approximate their fair values. The fair value of the Company’s borrowings under its Revolving Credit Facility approximates carrying value because such borrowings are subject to a variable market rate. As of June 30, 2026, the Company has estimated the fair value of its outstanding senior secured term loans to be approximately $12.4 million compared to its carrying value of $14.9 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“American AgCredit”) as of June 30, 2026 of 7.41% and 7.28% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 9, “Debt.”

Other

As of June 30, 2026, other than relative fair values utilized within the purchase price allocation of the Raeburn Assets (see Note 2, “Acquisition of Raeburn Assets”), the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis. As of December 31, 2025, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

7.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets as of June 30, 2026 and December 31, 2025, and amortization expense for the three and six months ended June 30, 2026 and 2025, is as follows (in thousands):

		June 30, 2026			December 31, 2025
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand (indefinite-lived)	N/A	$10,481	N/A	$10,481	$—	$—	$—

Brand	15-17	18,000	(15,875)	2,125	18,000	(15,343)	2,657
Distributor relationships	10-14	2,700	(2,700)	—	2,700	(2,700)	—
Legacy permits	14	250	(250)	—	250	(250)	—
Trademark	20	200	(178)	22	200	(173)	27
Total		$31,631	$(19,003)	$12,628	$21,150	$(18,466)	$2,684
Deferred tax asset (1)				713			713
Other non-current assets				59			75
Total intangible and other non-current assets, net				$13,400			$3,472

(1) Deferred tax asset is presented separate from deferred tax liability within the Company’s condensed consolidated balance sheets as offsets between different tax jurisdictions are not allowed pursuant to ASC 740-10-45-6.

				Three Months Ended June 30,		Six Months Ended June 30,
				2026	2025	2026	2025
Total amortization expense				$268	$305	$537	$627

The estimated aggregate future amortization of intangible assets as of June 30, 2026 is identified below (in thousands):

Amortization
Remainder of 2026	$536
2027	1,073
2028	469
2029	33
2030	33
Thereafter	3
Total	$2,147

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable and accrued grape liabilities	$3,612	$5,030
Accrued compensation related expenses	1,640	2,127
Sales and marketing	679	678
Acquisition of property and equipment	376	139
Accrued interest	437	205
Depletion allowance	2,359	1,117
Production and farming	401	57
Other accrued expenses	358	394
Total accounts payable and accrued liabilities	$9,862	$9,747

9.Debt

A summary of debt as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
Revolving Credit Facility (1)	$22,000	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	9,280	9,600
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	5,625	5,875
Unamortized loan fees	(58)	(63)
Total debt	36,847	15,412
Less current portion of long-term debt	1,131	1,131
Long-term debt due after one year, net	$35,716	$14,281
______________________________________
(1)    The revolving credit facility, a $60.0 million revolving credit facility between the Company and American AgCredit, as agent for the lenders thereunder (the “Revolving Credit Facility”), is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan provides up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan provides up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.125% to 0.225%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the Term Secured Overnight Financing Rate. In connection with the asset acquisition on February 9, 2026 as described in Note 2, “Acquisition of Raeburn Assets”, the Company borrowed an aggregate of $29.0 million under the Revolving Credit Facility. Since then, the Company has paid down a total of $7.0 million through June 30, 2026. The available borrowing capacity under the Revolving Credit Facility is $38.0 million as of June 30, 2026. The termination date of the Revolving Credit Facility is May 31, 2028.
(2)    Pine Ridge, a wholly-owned subsidiary of Crimson, is party to a senior secured term loan agreement due on October 1, 2040 (the “2015 Term Loan”). Principal and interest are payable in quarterly installments.
(3)    Double Canyon Vineyards, LLC, a wholly-owned subsidiary of Crimson, is party to a senior secured term loan agreement due on July 1, 2037 (the “2017 Term Loan”). Principal and interest are payable in quarterly installments.

Debt covenants include the maintenance of specified debt and equity ratios, a specified fixed charge coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to stockholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of June 30, 2026.

A summary of debt maturities as of June 30, 2026 is as follows (in thousands):

Principal due the remainder of 2026	$570
Principal due in 2027	1,140
Principal due in 2028 (4)	23,140
Principal due in 2029	1,140
Principal due in 2030	1,140
Principal due thereafter	9,775
Total	$36,905

(4)    Principal amounts due in 2028 include the maturity on May 31, 2028 of the $22.0 million borrowings under the Revolving Credit Facility.

10.Stockholders’ Equity and Stock-Based Compensation
Share Repurchase

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program. Due to the suspension of the 2023 Repurchase Program, there were no repurchases of shares during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

As of June 30, 2026, the Company determined the achievement of certain targets for the aforementioned performance-based option awards were not probable based on the Company’s financial projections and assumptions regarding industry conditions. The Company has recorded the related stock-based compensation expense for the three and six months ended June 30, 2026 for options that have either vested or are probable of vesting.

Estimates of stock-based compensation expense require the application of judgment, including the selection of an option pricing model and determining appropriate inputs and assumptions that impact fair value calculations. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.

As of June 30, 2026, stock options in respect of 1,113,500 shares remained outstanding net of stock option expirations of 29,900 shares during the six months ended June 30, 2026. There were no stock option exercises or forfeitures during the six months ended June 30, 2026. The stock-based compensation expense for these awards, which will be recorded over the respective vesting periods, is based on the grant date fair value. $17 thousand and $34 thousand were recognized as stock-based compensation expense for the three and six months ended June 30, 2026, respectively. $26 thousand and $54 thousand were recognized as stock-based compensation expense for the three and six months ended June 30, 2025, respectively. Stock-based compensation expense is reflected as a component under general and administrative expense in the unaudited interim condensed consolidated statements of operations.

11.Income Taxes
The consolidated income taxes for the three and six months ended June 30, 2026 and 2025, were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2026 and 2025, respectively, and then adjusting for any discrete items.
The Company’s effective tax rates for the three months ended June 30, 2026 and 2025 were 24.9% and 45.3%, respectively. The decrease in the Company’s effective tax rate is primarily attributable to an immaterial change in the estimated 2025 annual effective income tax rate having an outsized adjusting impact on the prior year quarter. The Company’s effective tax rates for the six months ended June 30, 2026 and 2025 were 26.3% and 30.3%, respectively.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2026 is primarily attributable to state income taxes and other permanent items.

In July 2025, the One Big Beautiful Bill Act (OBBBA), was enacted into law in the United States. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. The Company has assessed the effects of the OBBBA and concluded there is no material impact on the tax rate for the three and six months ended June 30, 2026.

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

The two segments reflect how the Company’s operations are evaluated by its chief operating decision maker (“CODM”) and the structure of its internal financial reporting. Selling expenses that can be directly attributable to the segment are allocated accordingly. However, centralized selling expenses and general and administrative expenses are not allocated between operating segments. Therefore, net income (loss) information for the respective segments is not available. Based on the nature of the Company’s business, revenue generating assets are utilized across segments. Therefore, discrete financial information related to segment assets and other balance sheet data is not available and that information continues to be aggregated.

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

The following tables outline the net sales, cost of sales, gross profit, directly attributable selling expenses, and income from operations for the Company’s reportable segments for the three and six months ended June 30, 2026 and 2025, and also includes a reconciliation to consolidated loss from operations. Other/Non-Allocable net sales and gross loss include bulk wine and grape sales, event fees, tasting fees, and non-wine retail sales. Sales figures are net of related excise taxes. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment.

	Three Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$13,567	$9,800	$5,990	$6,305	$916	$896	$20,473	$17,001
Cost of sales	8,661	6,087	2,210	2,103	981	1,060	11,852	9,250
Gross profit (loss)	4,906	3,713	3,780	4,202	(65)	(164)	8,621	7,751
Operating expenses:
Sales and marketing	1,607	1,639	1,749	1,877	1,057	968	4,413	4,484
General and administrative	—	—	—	—	4,113	3,672	4,113	3,672
Total operating expenses	1,607	1,639	1,749	1,877	5,170	4,640	8,526	8,156
Net loss on disposal of property and equipment	—	—	—	—	59	38	59	38
Income (loss) from operations	$3,299	$2,074	$2,031	$2,325	$(5,294)	$(4,842)	$36	$(443)

	Six Months Ended June 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$25,827	$17,699	$11,545	$12,282	$1,365	$1,480	$38,737	$31,461
Cost of sales	16,121	10,632	4,075	4,158	2,007	2,272	22,203	17,062
Gross profit (loss)	9,706	7,067	7,470	8,124	(642)	(792)	16,534	14,399
Operating expenses:
Sales and marketing	3,139	3,128	3,419	3,693	1,940	1,889	8,498	8,710
General and administrative	—	—	—	—	8,529	7,640	8,529	7,640
Total operating expenses	3,139	3,128	3,419	3,693	10,469	9,529	17,027	16,350
Net loss on disposal of property and equipment	—	—	—	—	50	32	50	32
Income (loss) from operations	$6,567	$3,939	$4,051	$4,431	$(11,161)	$(10,353)	$(543)	$(1,983)

13.Contingencies

2017 Wildfires

In October 2017, significant wildfires impacted the Company’s operations and damaged its inventory. The Company has pursued recoveries through both applicable insurance policies and the Fire Victim Trust (the “Fire Victim Trust”). The Fire Victim Trust was formed in connection with PG&E Corporation’s and Pacific Gas and Electric Company’s (together, “PG&E”) joint plan of reorganization under Chapter 11 to, among other things, review and resolve eligible claims arising from certain wildfires.

The Company has settled insurance claims totaling $1.3 million related to such wildfires through August 2020. In September 2025, the Company received an additional settlement with its insurance underwriters for $2.5 million, which the Company has recorded in other income, net. Of these insurance settlements, no amounts were received during the three and six months ended June 30, 2026 and 2025.

In September 2023, the Company accepted and received a settlement payout from the Fire Victim Trust. To date, the settlement payouts from the Fire Victim Trust to the Company have totaled $2.2 million, which the Company has recorded in other income, net across various periods. Of the total payouts received from the Fire Victim Trust, no amounts were received during the three and six months ended June 30, 2026, and 2025. The payments received to-date represent a portion of the total amount approved by the Fire Victim Trust for lost business income over a 36-month period from October 2017 to September 2020. As the Fire Victim Trust seeks to wind down the claims program, the Company may be receiving an additional payout from this settlement; however, the amount, if any, and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims. Settlement gains are recognized when realized or realizable.

2020 Wildfires

In August and September 2020, a series of major wildfires broke out in regions across the Western United States, including Napa and Sonoma counties in California, as well as Umatilla and Yamhill Counties in Oregon. The wildfires and ensuing smoke caused damage to grapes at the vineyard properties and traffic reduction at the Company’s tasting rooms. Some of the inventory losses and smoke damage to grapes were partially covered under existing crop insurance policies, which were settled during 2021. In November 2025, the Company accepted and received an additional $1.6 million settlement from a utility company, which the Company has recorded in other income, net. Of these settlements, no amounts were received during the three and six months ended June 30, 2026 and 2025.

Cybersecurity

As previously disclosed in the Company’s Current Reports on Form 8-K as filed with the SEC on July 5, 2024 and July 25, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on June 30, 2024. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had a material impact on its overall financial condition or results of operations, its evaluation and response to this incident are ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. As of June 30, 2026, incurred cybersecurity expenses limited to the Company’s insurance deductibles have been recorded and reflected within the Company’s unaudited condensed consolidated financial statements and such amounts are not material.

Litigation

The Company and its subsidiaries may become parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company’s consolidated financial position or liquidity. Other than the class action lawsuit relating to the cybersecurity matter discussed below, the Company is not aware of any pending litigation that could have a material adverse impact on its consolidated financial position, liquidity or results of operations.

On December 23, 2024, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California relating to the aforementioned cybersecurity incident. The complaint asserts claims for negligence, negligence per se, breach of contract, breach of implied contract, violation of the Illinois Consumer Fraud and Deceptive Practices Act, invasion of privacy, unjust enrichment and declaratory judgment, and seeks, among other things, damages. The Company has reached a preliminary settlement with the plaintiff, and its insurer has agreed to fund the anticipated settlement directly to the settlement administrator. The settlement is not expected to receive the court’s final approval until the scheduled hearing in October 2026. It is at least reasonably possible that the estimate could change in the future and the effect of the change could also be material based on the outcome of the final hearing.

14.Loss Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share amounts)	2026	2025	2026	2025
Net loss	$(346)	$(131)	$(976)	$(1,067)

Common shares:
Weighted-average number of common shares outstanding - basic	20,586	20,586	20,586	20,600
Dilutive effect of stock options outstanding	—	—	—	—
Weighted-average number of common shares outstanding - diluted	20,586	20,586	20,586	20,600

Loss per share:
Basic	$(0.02)	$(0.01)	$(0.05)	$(0.05)
Diluted	$(0.02)	$(0.01)	$(0.05)	$(0.05)

Antidilutive stock options (1)	453	462	453	462
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

Quantities or results referred to as “current quarter” and “current three and six-month period” refer to the three and six months ended June 30, 2026.

Cautionary Statement for Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, which include results of Crimson Wine Group, Ltd. and all of its subsidiaries, collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact constitute “forward-looking statements” and represent current expectations, estimates, assumptions, and projections of future events. The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include, but are not limited to, those relating to the Company’s future results of operations, financial condition and performance; plans; objectives; strategy; business; operations and facilities; seasonality; opportunities; and trends relating to the Company’s industry. Forward-looking statements also include expectations about the future benefits of the Company’s acquisitions, such as the expectation that the acquisition of the Raeburn Assets provide the Company with a strategic opportunity to expand its portfolio. These statements are based upon information that is currently available to the Company and its management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements.

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

The Company’s wines are primarily sold to wholesale distributors, who then sell to retailers and restaurants. The Company sells wine (through distributors and directly) to restaurants, bars, and other hospitality locations (“On-Premise”). The Company also sells wine (through distributors and directly) to supermarkets, grocery stores, liquor stores, and other chains, third-party Ecommerce and independent stores (“Off-Premise”). As permitted under federal, state and local regulations, the Company has increased its emphasis on generating revenue from direct sales to consumers, which occur through wine clubs, at the wineries’ tasting rooms, and through the Ecommerce channel. Direct sales to consumers are more profitable for the Company as it is able to sell its products at a price closer to retail prices rather than the wholesale price sold to distributors. From time to time, the Company may sell grapes or bulk wine because the grapes or wine do not meet the quality standards for its products, market condition changes resulting in reduced demand for certain products, or because the Company may have produced more of a particular varietal than it can use. When these sales occur, they may result in a loss.

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

As of June 30, 2026, wine inventory included approximately 1.0 million cases of bottled wine and bulk wine, both in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Due to trade tensions between the U.S. and Canada, shipments of the Company’s wines were suspended to Canada from the end of the first quarter throughout the second quarter of 2025. While export wine sales began to slowly resume in certain Canadian markets during the second half of 2025, the Company cannot predict when trade tensions will be reduced or whether demand will return to levels observed prior to 2025. See “We are subject to risks from changes to the trade policies, regulations, and tariffs of the U.S. and foreign governments” under Part I, “Item 1A. Risk Factors” of the 2025 Report.

The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. As of the date of this Report, the Company was aware that one of its key distributors was engaged in ongoing negotiations to explore divestiture options in key markets in which the Company operates. In July 2026, the same distributor filed for voluntary chapter 11 bankruptcy to pursue potential sale transactions and implement an orderly wind down of its remaining operations. Certain joint ventures affiliated with this distributor in key markets are not included in the chapter 11 filing. As of June 30, 2026, amounts due from this distributor totaled approximately $2.3 million of net accounts receivable, while amounts owed by the Company to the distributor totaled $1.1 million in accounts payable and accrued liabilities. Based on the Company’s reserve policy, no reserve has been recognized with respect to these amounts. The Company cannot predict the outcome of the negotiations with the distributor and any bankruptcy proceedings. Consequently, changes in the accounts receivable deemed collectible or the net financial exposure from this distributor could have a material impact on the Company’s consolidated financial position, liquidity or results of operations.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net Sales

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Wholesale	$13,567	$9,800	$3,767	38%
Direct to Consumer	5,990	6,305	(315)	(5)%
Other	916	896	20	2%
Total net sales	$20,473	$17,001	$3,472	20%

Wholesale net sales increased $3.8 million, or 38%, in the current quarter as compared to the same quarter in 2025, with domestic wine sales primarily driving this increase as export wine sales were comparable to the prior year quarter. The increase in domestic wine sales was due primarily to shipments of Raeburn wines in the current quarter as the Company acquired the Raeburn Assets on February 9, 2026. Partially offsetting the overall increase in domestic wine sales was a net decrease in shipments of other brands in the current quarter versus the prior year quarter, related to timing of distributor orders and transitions.

Direct to Consumer net sales decreased $0.3 million, or 5%, in the current quarter as compared to the same quarter in 2025. The overall decrease was driven by reduced memberships within the wine clubs and lower average spend per guest through the tasting rooms. Performance within these channels remained challenged amid weakening market conditions and continued pressure on discretionary consumer spending.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales in the current quarter were comparable to the same quarter in 2025.

Gross Profit

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Wholesale	$4,906	$3,713	$1,193	32%
Wholesale gross margin percentage	36%	38%
Direct to Consumer	3,780	4,202	(422)	(10)%
Direct to Consumer gross margin percentage	63%	67%
Other	(65)	(164)	99	60%
Total gross profit	$8,621	$7,751	$870	11%
Total gross margin percentage	42%	46%

Wholesale gross profit increased $1.2 million, or 32%, in the current quarter as compared to the same quarter in 2025 driven by an increase in overall shipments. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 173 basis points in the current quarter as compared to the same quarter in 2025 primarily driven by the step-up in cost basis for the acquired Raeburn inventory. During the current quarter, the step-up in cost basis recognized through cost of sales on the sales of acquired Raeburn inventory reduced total wholesale margins by 631 basis points. The increase in cost basis was a result of the purchase price allocation performed at acquisition and will continue to have a negative impact on wholesale margins until the Company sells through the acquired inventory. See Note 2, “Acquisition of Raeburn Assets,” included in Part I, Item 1 of this Report for additional information.

Direct to Consumer gross profit decreased $0.4 million, or 10%, in the current quarter as compared to the same quarter in 2025 driven by a decrease in overall case volume. Direct to Consumer gross margin percentage decreased 354 basis points due to an unfavorable sales mix for wine club shipments in the current quarter as compared to the same quarter in 2025.

“Other” includes gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees, non-wine retail sales, and inventory write-downs. Losses decreased $0.1 million, or 60%, in the current quarter as compared to the same quarter in 2025 driven by improved profitability on sales of bulk wine.

Operating Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Sales and marketing	$4,413	$4,484	$(71)	(2)%
General and administrative	4,113	3,672	441	12%
Total operating expenses	$8,526	$8,156	$370	5%

Sales and marketing expenses decreased $0.1 million, or 2%, in the current quarter as compared to the same quarter in 2025 primarily driven by a decrease in accrued compensation.

General and administrative expenses increased $0.4 million, or 12%, in the current quarter as compared to the same quarter in 2025 due primarily to expenses relating to the integration of the Raeburn Assets into the Company’s operations.

Other Income (Expense), Net

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% change
Interest expense, net	$(546)	$(62)	$(484)	(781)%
Other income, net	49	266	(217)	(82)%
Total other (expense) income, net	$(497)	$204	$(701)	(344)%

Interest expense, net in the current quarter increased in comparison to the same quarter in 2025 due to additional interest incurred on the borrowings against the Revolving Credit Facility in connection with the acquisition of the Raeburn Assets. See Note 9, “Debt,” included in Part I, Item 1 of this Report for additional information.

Other income, net, decreased $0.2 million, or 82%, in the current quarter compared to the same quarter in 2025 primarily driven by a decrease of interest income earned in line with lower balances of money market mutual funds and other investments following the acquisition of the Raeburn Assets.

Income Tax Benefit

The Company’s effective tax rates for the three months ended June 30, 2026 and 2025 were 24.9% and 45.3%, respectively. The decrease in the Company’s effective tax rate is primarily attributable to an immaterial change in the estimated 2025 annual effective income tax rate having an outsized adjusting impact on the prior year quarter.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net Sales

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Wholesale	$25,827	$17,699	$8,128	46%
Direct to Consumer	11,545	12,282	(737)	(6)%
Other	1,365	1,480	(115)	(8)%
Total net sales	$38,737	$31,461	$7,276	23%

Wholesale net sales increased $8.1 million, or 46%, in the current six-month period as compared to the same period in 2025, with domestic wine sales primarily driving the increase as export wine sales were comparable to the prior year period. The increase in domestic wine sales was due primarily to the shipments of Raeburn wines in the current six-month period as the Company acquired the Raeburn Assets on February 9, 2026. Wine sales of other brands were comparable between the current six-month period and the prior year period.

Direct to Consumer net sales decreased $0.7 million, or 6%, in the current six-month period as compared to the same period in 2025. The overall decrease was driven by reduced memberships within the wine clubs and lower average spend per guest through the tasting rooms. Performance within these channels remained challenged amid weakening market conditions and continued pressure on discretionary consumer spending.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.1 million, or 8%, in the current six-month period as compared to the same period in 2025. The decrease was primarily driven by lower revenue generated from custom winemaking services in the current six-month period as compared to the same period in 2025.

Gross Profit

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Wholesale	$9,706	$7,067	$2,639	37%
Wholesale gross margin percentage	38%	40%
Direct to Consumer	7,470	8,124	(654)	(8)%
Direct to Consumer gross margin percentage	65%	66%
Other	(642)	(792)	150	19%
Total gross profit	$16,534	$14,399	$2,135	15%
Total gross margin percentage	43%	46%

Wholesale gross profit increased $2.6 million, or 37%, in the current six-month period as compared to the same period in 2025 driven by an increase in overall shipments. Wholesale gross margin percentage, which is defined as wholesale gross profit as a percentage of wholesale net sales, decreased 235 basis points in the current six-month period as compared to the same period in 2025 primarily driven by the step-up in cost basis for the acquired Raeburn inventory. During the current six-month period, the step-up in cost basis recognized through cost of sales on the sales of acquired Raeburn inventory reduced total wholesale margins by 564 basis points. The increase in cost basis was a result of the purchase price allocation performed at acquisition and will continue to have a negative impact on wholesale margins until the Company sells through the acquired inventory. See Note 2, “Acquisition of Raeburn Assets,” included in Part I, Item 1 of this Report for additional information.

Direct to Consumer gross profit decreased $0.7 million, or 8%, in the current six-month period as compared to the same period in 2025 driven by a decrease in overall case volume. Direct to Consumer gross margin percentage decreased 144 basis points due to an unfavorable sales mix for wine club shipments in the current six-month period as compared to the same period in 2025.

“Other” includes gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees, non-wine retail sales, and inventory write-downs. Losses decreased $0.2 million, or 19%, in the current six-month period as compared to the same period in 2025 driven by improved profitability on sales of bulk wine.

Operating Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Sales and marketing	$8,498	$8,710	$(212)	(2)%
General and administrative	8,529	7,640	889	12%
Total operating expenses	$17,027	$16,350	$677	4%

Sales and marketing expenses decreased $0.2 million, or 2%, in the current six-month period as compared to the same period in 2025 primarily driven by a decrease in accrued compensation.

General and administrative expenses increased $0.9 million, or 12%, in the current six-month period as compared to the same period in 2025 due primarily to expenses relating to the integration of the Raeburn Assets into the Company’s operations.

Other Income (Expense), Net

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% change
Interest expense, net	$(1,002)	$(289)	$(713)	(247)%
Other income, net	220	741	(521)	(70)%
Total other (expense) income, net	$(782)	$452	$(1,234)	(273)%

Interest expense, net, increased $0.7 million, or 247%, in the current six month period in comparison to the same period in 2025 due to additional interest incurred on the borrowings against the Revolving Credit Facility in connection with the acquisition of the Raeburn Assets. See Note 9, “Debt,” included in Part I, Item 1 of this Report for additional information.

Other income, net, decreased $0.5 million, or 70%, in the current six-month period compared to the same period in 2025 primarily driven by a decrease of interest income earned in line with lower balances of money market mutual funds and other investments following the acquisition of the Raeburn Assets.

Income Tax Benefit

The Company’s effective tax rates for the six months ended June 30, 2026 and 2025 were 26.3% and 30.3%, respectively. The difference between the effective income tax rates was primarily attributable to state income taxes and other permanent items.

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

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with American AgCredit, FLCA (“American AgCredit”), as agent for the lenders. The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. On June 15, 2023, the Company executed a fifth amendment to the Revolving Credit Facility with American AgCredit, which extended the termination date of the Revolving Loan and the Term Revolving Loan to May 31, 2028 along with updates to other terms of the Revolving Credit Facility. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.125% to 0.225%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the Term Secured Overnight Financing Rate. The Revolving Credit Facility can be used to fund acquisitions, capital projects, and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to stockholders and restrictions on certain mergers, consolidations, and sales of assets. In connection with the acquisition of the Raeburn Assets in February 2026, the Company borrowed an aggregate of $29.0 million under the Revolving Credit Facility. Since then, the Company has paid down a total of $7.0 million through June 30, 2026. As of June 30, 2026, $22.0 million in borrowings remained outstanding under the  Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility is $38.0 million as of June 30, 2026. The Company was in compliance with all existing debt covenants under the Revolving Credit Facility as of June 30, 2026.

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. Principal and interest are payable in quarterly installments. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of June 30, 2026, $9.3 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (collectively with the PRW Borrower, the “Borrowers”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. Principal and interest are payable in quarterly installments. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of June 30, 2026, $5.6 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrowers’ obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of the Borrowers under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrowers’ covenants include the maintenance of a specified fixed charge coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants under the 2015 Term Loan and the 2017 Term Loan as of June 30, 2026.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2026 and 2025 (in thousands):

Net cash provided by (used in):	2026	2025
Operating activities	$8,639	$653
Investing activities	(38,821)	1,460
Financing activities	21,430	(940)

Cash provided by operating activities

Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2026, consisting primarily of $1.0 million of net loss adjusted for $4.7 million of non-cash items and $4.9 million net cash inflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, and other offsetting items. The change in operating assets and liabilities was primarily due to a decrease in inventory (excluding inventory acquired in the Raeburn acquisition) and other current assets, partially offset by a decrease in accounts payable and accrued liabilities and an increase in accounts receivable.

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

Cash (used in) provided by investing activities

Net cash used in investing activities was $38.8 million for the six months ended June 30, 2026, consisting primarily of the cash used to fund the acquisition of Raeburn Assets totaling $37.5 million and capital expenditures of $1.3 million.

Net cash provided by investing activities was $1.5 million for the six months ended June 30, 2025, consisting primarily of the net redemptions of available for sale investments of $3.0 million, partially offset by capital expenditures of $1.6 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities was $21.4 million for the six months ended June 30, 2026, consisting of $29.0 million in proceeds drawn from the Revolving Credit Facility to fund a portion of the acquisition of Raeburn Assets, partially offset by $7.0 million in aggregate payments on the Revolving Credit Facility and scheduled principal payments on the 2015 Term Loan and 2017 Term Loan of $0.6 million in the aggregate.

Net cash used in financing activities was $0.9 million for the six months ended June 30, 2025, consisting of scheduled principal payments on the 2015 Term Loan and 2017 Term Loan of $0.6 million in the aggregate and the repurchase of shares of the Company’s common stock at an aggregate purchase price of $0.4 million.

Share Repurchases

In March 2023, the Company commenced the 2023 Repurchase Program that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program. Due to the suspension of the 2023 Repurchase Program, there were no repurchases of shares during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. The Company’s repurchase was funded through cash on hand, and the shares were retired. The 2023 Repurchase Program is set to expire on December 31, 2026.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2025 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under “Litigation” in Note 13, “Contingencies,” to the Company’s condensed consolidated interim financial statements included in Part I, “Item 1. Financial Statements (Unaudited)” of this Report is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the 2025 Report, which could materially affect the Company’s business, results of operations or financial condition. The risks described in the 2025 Report are not the only risks it faces. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may eventually prove to materially and adversely affect its business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

Item 6. Exhibits.

2.1#	Asset Purchase Agreement, dated February 9, 2026, by and between Pine Ridge Winery, LLC, and Purple Wine Company, LLC. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 9, 2026).
3.1	Amended and Restated Certificate of Incorporation of Crimson Wine Group, Ltd. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 25, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 25, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.
** Furnished herewith.
# The schedules and exhibits to the Asset Purchase Agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	August 6, 2026	By:	/s/ Adam D. Howell
Adam D. Howell
Chief Financial Officer