Form 10-Q
period 2026-09-30
Crimson Wine Group, Ltd
filed 2026-11-05
CIK 1562151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

On October 30, 2026 there were 20,586,027 outstanding shares of the registrant’s common stock, par value $0.01 per share.

CRIMSON WINE GROUP, LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$11,515	$20,595
Accounts receivable, net of allowance for credit losses of $369 and $26 as of September 30, 2026 and December 31, 2025, respectively	13,297	12,135
Inventory	95,175	66,965
Other current assets	2,413	1,808
Assets held for sale	7,637	7,715
Total current assets	130,037	109,218
Property and equipment, net	101,089	102,787
Intangible and other non-current assets, net	13,124	3,472
Total non-current assets	114,213	106,259
Total assets	$244,250	$215,477
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$21,200	$9,747
Customer deposits	1,328	471
Current portion of long-term debt, net of unamortized loan fees	1,131	1,131
Total current liabilities	23,659	11,349
Long-term debt, net of current portion and unamortized loan fees	32,433	14,281
Deferred tax liability, net	2,586	3,059
Other non-current liabilities	18	17
Total non-current liabilities	35,037	17,357
Total liabilities	58,696	28,706
Contingencies (Note 13)
Stockholders’ Equity
Common stock, par value $0.01 per share, authorized 150,000,000 shares; 20,586,027 shares issued and outstanding as of September 30, 2026 and December 31, 2025	205	205
Additional paid-in capital	278,616	278,565
Accumulated deficit	(93,267)	(91,999)
Total stockholders’ equity	185,554	186,771
Total liabilities and stockholders’ equity	$244,250	$215,477

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$21,966	$13,317	$60,703	$44,778
Cost of sales	12,289	7,028	34,492	24,090
Gross profit	9,677	6,289	26,211	20,688
Operating expenses:
Sales and marketing	5,387	3,973	13,885	12,683
General and administrative	4,432	3,487	12,961	11,127
Total operating expenses	9,819	7,460	26,846	23,810
Net (gain) loss on disposal of property and equipment	(15)	(15)	35	17
Loss from operations	(127)	(1,156)	(670)	(3,139)
Other (expense) income:
Interest expense, net	(387)	(225)	(1,389)	(514)
Other income, net	98	2,750	318	3,491
Total other (expense) income, net	(289)	2,525	(1,071)	2,977
(Loss) income before income taxes	(416)	1,369	(1,741)	(162)
Income tax (benefit) expense	(124)	426	(473)	(38)
Net (loss) income	$(292)	$943	$(1,268)	$(124)
Basic and diluted weighted-average shares outstanding	20,586	20,586	20,586	20,595
Basic and diluted (loss) earnings per share	$(0.01)	$0.05	$(0.06)	$(0.01)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(292)	$943	$(1,268)	$(124)
Net unrealized holding losses on investments arising during the period, net of tax	—	—	—	(158)
Comprehensive (loss) income	$(292)	$943	$(1,268)	$(282)

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Net cash flows from operating activities:
Net loss	$(1,268)	$(124)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization of property and equipment	4,851	5,176
Amortization of intangible assets	805	897
Loss on write-down of inventory	1,306	2,053
Provision for credit losses	370	15
Net loss on disposal of property and equipment	35	17
Benefit for deferred income taxes	(473)	(38)
Stock-based compensation expense	51	82
Net change in operating assets and liabilities:
Accounts receivable	(1,532)	3,139
Inventory	(2,464)	(8,906)
Other current assets	(605)	(222)
Other non-current assets	24	22
Accounts payable and accrued liabilities	11,300	269
Customer deposits and other payables	864	770
Other non-current liabilities	1	(9)
Net cash provided by operating activities	13,265	3,141
Net cash flows from investing activities:
Acquisition of Raeburn Assets	(37,533)	—
Purchase of investments available for sale	—	(10,970)
Redemptions of investments available for sale	—	14,500
Acquisition of property and equipment	(2,999)	(2,960)
Proceeds from disposals of property and equipment	42	33
Net cash (used in) provided by investing activities	(40,490)	603
Net cash flows from financing activities:
Borrowings under revolving credit facility	29,000	—
Payments on revolving credit facility	(10,000)	—
Principal payments on long-term debt	(855)	(855)
Repurchase of common stock and related excise tax	—	(351)
Net cash provided by (used in) financing activities	18,145	(1,206)
Net (decrease) increase in cash and cash equivalents	(9,080)	2,538
Cash and cash equivalents - beginning of period	20,595	21,030
Cash and cash equivalents - end of period	$11,515	$23,568
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,428	$884
Income tax payments, net	$497	$27
Non-cash investing and financing activity:
Unrealized holding losses on investments, net of tax	$—	$(158)
Acquisition of property and equipment invoiced or accrued but not yet paid	$153	$341

See accompanying notes to unaudited interim condensed consolidated financial statements.

CRIMSON WINE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Three Months Ended September 30, 2026
Balance, June 30, 2026	20,586,027	$205	$278,599	$—	$(92,975)	$185,829
Net loss	—	—	—	—	(292)	(292)
Stock-based compensation	—	—	17	—	—	17
Balance, September 30, 2026	20,586,027	$205	$278,616	$—	$(93,267)	$185,554

Three Months Ended September 30, 2025
Balance, June 30, 2025	20,586,027	$205	$278,510	$6	$(93,698)	$185,023
Net income	—	—	—	—	943	943
Stock-based compensation	—	—	28	—	—	28
Excise tax on repurchase of common stock	—	—	—	—	19	19
Balance, September 30, 2025	20,586,027	$205	$278,538	$6	$(92,736)	$186,013

Nine Months Ended September 30, 2026
Balance, December 31, 2025	20,586,027	$205	$278,565	$—	$(91,999)	$186,771
Net loss	—	—	—	—	(1,268)	(1,268)
Stock-based compensation	—	—	51	—	—	51
Balance, September 30, 2026	20,586,027	$205	$278,616	$—	$(93,267)	$185,554

Nine Months Ended September 30, 2025
Balance, December 31, 2024	20,644,279	$206	$278,456	$164	$(92,262)	$186,564
Net loss	—	—	—	—	(124)	(124)
Other comprehensive loss	—	—	—	(158)	—	(158)
Stock-based compensation	—	—	82	—	—	82
Repurchase of common stock and related excise tax	(58,252)	(1)	—	—	(350)	(351)
Balance, September 30, 2025	20,586,027	$205	$278,538	$6	$(92,736)	$186,013

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

On February 9, 2026, Pine Ridge Winery, LLC (“Pine Ridge”), a wholly-owned subsidiary of the Company, acquired certain assets associated with the Raeburn wine brand, including certain inventory, certain intellectual property, including rights, trademarks and trade names, and certain consumer and customer lists (collectively, the “Raeburn Assets”), and assumed certain liabilities in connection with the acquisition of the Raeburn Assets. The acquisition provides a strategic opportunity for Crimson to expand its portfolio, particularly in the Chardonnay and Pinot Noir categories.

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

Significant Accounting Policies

With the exception of the below addition, there were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2026. See Note 2, “Significant Accounting Policies,” of the 2025 Report for a description of the Company’s significant accounting policies.

During the nine months ended September 30, 2026, the Company entered into foreign currency forward contracts to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate. The Company does not enter into derivative agreements for trading or speculative purposes. The Company recognizes derivative instruments as assets or liabilities on the unaudited interim condensed consolidated balance sheets and measures these instruments at fair value. The Company has elected not to designate these instruments as cash-flow hedges nor elected hedge accounting under Accounting Standards Codification (“ASC”) 815. As a result, all changes in the fair value of foreign currency forward contracts are recognized in earnings as incurred and recorded in other income, net of the unaudited interim condensed consolidated statements of operations. See Note 6, “Financial Instruments” for additional information.

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

2.Acquisition of Raeburn Assets

On February 9, 2026, Pine Ridge acquired the Raeburn Assets. The acquisition provides a strategic opportunity for Crimson to expand its portfolio, particularly in the Chardonnay and Pinot Noir categories. The acquisition of the Raeburn Assets was funded with the Company’s cash on hand and borrowings under the Company’s existing Revolving Credit Facility (as defined below).

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

The Company’s financial results for the nine months ended September 30, 2026 include the results from the Raeburn Assets for the period since the date of acquisition.

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

Refer to Note 12, “Business Segment Information,” for revenue by sales channel amounts for the three and nine months ended September 30, 2026 and 2025.

Contract Balances

When the Company receives payments from customers prior to completing its performance obligations for goods or services under the terms of a contract, the Company records deferred revenue, which it classifies as customer deposits on its unaudited condensed consolidated balance sheets and represents a contract liability. Customer deposits are liquidated when revenue is recognized. Revenue that was included in the contract liability balance at the beginning of each of the 2026 and 2025 years consisted primarily of wine club revenue, grape and bulk sales, and event fees. Changes in the contract liability balance during the nine-month periods ended September 30, 2026 and 2025 were not materially impacted by any other factors.

The outstanding contract liability balance was $1.3 million as of September 30, 2026 and $0.5 million as of December 31, 2025. Of the amounts included in the opening contract liability balances at the beginning of each period, approximately $0.3 million was recognized as revenue during each of the nine-month periods ended September 30, 2026 and 2025.

Accounts Receivable, Net

The Company’s beginning and ending balances for accounts receivable, net for each of the nine-month periods ended September 30, 2026 and 2025 are as follows (in thousands):

Accounts receivable, net	2026	2025
Balance as of January 1,	$12,135	$9,365
September 30,	$13,297	$6,211

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

The following table reflects changes in the allowance for credit losses balance during each of the nine-month periods ended September 30, 2026 and 2025 (in thousands):

Allowance for credit losses	2026	2025
Balance as of January 1,	$26	$37
Current period provision	343	11
Write-offs charged against the allowance	—	(19)
Balance as of September 30,	$369	$29

In July 2026, one of the Company’s distributors filed for voluntary bankruptcy under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) to pursue potential sale transactions and implement an orderly wind down of its operations. Certain joint ventures affiliated with this distributor are not included in the Chapter 11 filing. As of September 30, 2026, amounts due from this distributor that are tied to the bankruptcy proceedings totaled approximately $1.3 million of accounts receivable, net while amounts owed by the Company to the distributor totaled approximately $1.0 million in accounts payable. The Company has reported both trade accounts receivable and trade accounts payable amounts to the bankruptcy court. For the three-month and nine-month periods ended September 30, 2026, the Company recorded an allowance for credit losses of approximately $0.3 million, which represents the difference between amounts receivable due from and amounts payable due to the distributor.

4.Inventory

A summary of inventory as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$54,169	$32,725
In-process goods	40,447	33,919
Packaging and bottling supplies	559	321
Total inventory	$95,175	$66,965

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

Inventory write-downs of $0.1 million and $0.7 million were recorded during the three-month periods ended September 30, 2026 and 2025, respectively. Inventory write-downs of $1.3 million and $2.1 million were recorded during the nine-month periods ended September 30, 2026 and 2025, respectively. Inventory write-downs reflect inventory expected to be sold at a loss due to current market conditions. For the three-month and nine-month periods ended September 30, 2026, the addition of the Raeburn brand enhanced the Company’s production opportunities and inventory utilization, helping reduce levels of excess bulk wine and mitigate inventory write-downs.

The increase in inventory as of September 30, 2026 from December 31, 2025 is primarily driven by the acquisition of Raeburn Assets. The inventory balances as of September 30, 2026 include the initial valuation noted in Note 2, “Acquisition of Raeburn Assets”, adjusted for sales and production-related activities since the date of acquisition.

5.Property and Equipment and Assets Held for Sale

Property and Equipment

A summary of property and equipment as of September 30, 2026 and December 31, 2025, and depreciation and amortization for the three and nine months ended September 30, 2026 and 2025, is as follows (in thousands):

	Depreciable Lives
	(in years)	September 30, 2026	December 31, 2025
Land and improvements	N/A	$43,957	$43,957
Buildings and improvements	20-40	60,058	59,899
Winery and vineyard equipment	3-25	37,861	38,873
Vineyards and improvements	7-25	32,255	30,933
Caves	20-40	5,639	5,639
Vineyards under development	N/A	4,112	4,724
Construction in progress	N/A	3,926	2,124
Total		187,808	186,149
Accumulated depreciation and amortization		(86,719)	(83,362)
Total property and equipment, net		$101,089	$102,787

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization:	2026	2025	2026	2025
Capitalized into inventory	$1,139	$1,250	$3,434	$3,794
Expensed to general and administrative	472	468	1,417	1,382
Total depreciation and amortization	$1,611	$1,718	$4,851	$5,176

Assets Held for Sale

In the fourth quarter of 2025, the Company began actively marketing its Double Canyon property located in West Richland, Washington for sale. In accordance with ASC 205, the Company reclassified approximately $7.7 million from property and equipment to assets held for sale as of December 31, 2025 and depreciation was ceased as of the same date. In addition to meeting certain assets held for sale classification criteria, the Company has an active program to locate a buyer and expects to complete the sale within twelve months from the period ended September 30, 2026. During the third quarter of 2026, the Company transferred approximately $0.1 million of equipment from the Double Canyon property to the Seghesio Family Vineyards and Pine Ridge Vineyards properties as the assets were repositioned and no longer held for sale. Following the equipment transfers, approximately $7.6 million of property and equipment remained classified as assets held for sale as of September 30, 2026. No impairment charges have been recognized as the fair value less estimated cost to sell is above the carrying value of the property and equipment as of September 30, 2026.

6.Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, derivatives, and short-term and long-term debt. Investments classified as available for sale, money market mutual funds, and derivatives are the only assets or liabilities that are measured at fair value on a recurring basis.

Investments available for sale

The Company did not have any investments classified as available for sale as of September 30, 2026 and December 31, 2025 as funds liquidity was required leading up to and following the acquisition of the Raeburn Assets.

Cash and cash equivalents

Money market mutual funds are highly liquid investments that are valued using quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Money market mutual funds are included in cash and cash equivalents within the condensed consolidated balance sheets. The Company had money market mutual funds of approximately $4.1 million and $15.3 million as of September 30, 2026 and December 31, 2025, respectively.

For cash and cash equivalents, the carrying amounts approximate their fair values due to the short-term nature of such financial instruments.

Derivatives

A portion of the Company’s wine barrel purchases are paid in Euros. Beginning in the second quarter of 2026, in order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company entered into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. The Company utilizes foreign currency forward contracts to economically manage exposures arising from fluctuations in foreign exchange rates. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. The Company has elected not to designate these instruments as cash-flow hedges nor elected hedge accounting under ASC 815. As a result, all changes in the fair value of foreign currency forward contracts are recognized in earnings as incurred.

As of September 30, 2026, there were no outstanding foreign currency forward contracts as the remaining contracts settled during the three months ended September 30, 2026. The Company recognized derivatives gains of $5 thousand and derivatives losses of $36 thousand in earnings during the three and nine months ended September 30, 2026, respectively. These gains and losses were recorded in other income, net of the unaudited interim condensed consolidated statements of operations. As foreign currency forward contracts were newly adopted by the Company during the current year, there were no associated fair values related to these instruments as of December 31, 2025, and there were no gains or losses related to foreign currency forward contracts during the three- and nine-month periods ended September 30, 2025.

Debt

For short-term debt, the carrying amounts of such financial instruments approximate their fair values. The fair value of the Company’s borrowings under its Revolving Credit Facility approximates carrying value because such borrowings are subject to a variable market rate. As of September 30, 2026, the Company has estimated the fair value of its outstanding senior secured term loans to be approximately $11.2 million compared to its carrying value of $14.6 million, based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other factors. Level 3 inputs include market rates obtained from American AgCredit, FLCA (“American AgCredit”) as of September 30, 2026 of 8.41% and 8.21% for the 2015 Term Loan (as defined below) and 2017 Term Loan (as defined below), respectively, as further discussed in Note 9, “Debt.”

Other

As of September 30, 2026, other than relative fair values utilized within the purchase price allocation of the Raeburn Assets (see Note 2, “Acquisition of Raeburn Assets”), the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis. As of December 31, 2025, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

7.Intangible and Other Non-Current Assets

A summary of intangible and other non-current assets as of September 30, 2026 and December 31, 2025, and amortization expense for the three and nine months ended September 30, 2026 and 2025, is as follows (in thousands):

		September 30, 2026			December 31, 2025
	Amortizable lives (in years)	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Brand (indefinite-lived)	N/A	$10,481	N/A	$10,481	$—	$—	$—

Brand	15-17	18,000	(16,140)	1,860	18,000	(15,343)	2,657
Trademark	20	200	(181)	19	200	(173)	27
Total		$28,681	$(16,321)	$12,360	$18,200	$(15,516)	$2,684
Deferred tax asset (1)				713			713
Other non-current assets				51			75
Total intangible and other non-current assets, net				$13,124			$3,472

(1) Deferred tax asset is presented separate from deferred tax liability within the Company’s condensed consolidated balance sheets as offsets between different tax jurisdictions are not allowed pursuant to ASC 740-10-45-6.

				Three Months Ended September 30,		Nine Months Ended September 30,
				2026	2025	2026	2025
Total amortization expense				$268	$270	$805	$897

The estimated aggregate future amortization of intangible assets as of September 30, 2026 is identified below (in thousands):

Amortization
Remainder of 2026	$268
2027	1,073
2028	469
2029	33
2030	33
Thereafter	3
Total	$1,879

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable and accrued grape liabilities	$13,950	$5,030
Accrued compensation related expenses	2,526	2,127
Sales and marketing	548	678
Acquisition of property and equipment	153	139
Accrued interest	188	205
Depletion allowance	2,439	1,117
Production and farming	452	57
Other accrued expenses	944	394
Total accounts payable and accrued liabilities	$21,200	$9,747

9.Debt

A summary of debt as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30, 2026	December 31, 2025
Revolving Credit Facility (1)	$19,000	$—
Senior Secured Term Loan Agreement due 2040, with an interest rate of 5.24% (2)	9,120	9,600
Senior Secured Term Loan Agreement due 2037, with an interest rate of 5.39% (3)	5,500	5,875
Unamortized loan fees	(56)	(63)
Total debt	33,564	15,412
Less current portion of long-term debt	1,131	1,131
Long-term debt due after one year, net	$32,433	$14,281
______________________________________
(1)    The revolving credit facility, a $60.0 million revolving credit facility between the Company and American AgCredit, as agent for the lenders thereunder (the “Revolving Credit Facility”), is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. The Revolving Loan provides up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan provides up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.125% to 0.225%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the Term Secured Overnight Financing Rate. In connection with the asset acquisition on February 9, 2026 as described in Note 2, “Acquisition of Raeburn Assets”, the Company borrowed an aggregate of $29.0 million under the Revolving Credit Facility. Since then, the Company has paid down a total of $10.0 million through September 30, 2026. The available borrowing capacity under the Revolving Credit Facility is $41.0 million as of September 30, 2026. The termination date of the Revolving Credit Facility is May 31, 2028.
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

Debt covenants include the maintenance of specified debt and equity ratios, a specified fixed charge coverage ratio, and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to stockholders and restrictions on certain investments, certain mergers, consolidations and sales of assets. The Company was in compliance with all existing debt covenants as of September 30, 2026.

A summary of debt maturities as of September 30, 2026 is as follows (in thousands):

Principal due the remainder of 2026	$285
Principal due in 2027	1,140
Principal due in 2028 (4)	20,140
Principal due in 2029	1,140
Principal due in 2030	1,140
Principal due thereafter	9,775
Total	$33,620

(4)    Principal amounts due in 2028 include the maturity on May 31, 2028 of the $19.0 million borrowings under the Revolving Credit Facility.

10.Stockholders’ Equity and Stock-Based Compensation
Share Repurchase

In March 2023, the Company commenced a share repurchase program (the “2023 Repurchase Program”) that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program. Due to the suspension of the 2023 Repurchase Program, there were no repurchases of shares during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. The Company’s repurchase was funded through cash on hand, and the shares were retired.

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

As of September 30, 2026, the Company determined the achievement of certain targets for the aforementioned performance-based option awards were not probable based on the Company’s financial projections and assumptions regarding industry conditions. The Company has recorded the related stock-based compensation expense for the three and nine months ended September 30, 2026 for options that have either vested or are probable of vesting.

Estimates of stock-based compensation expense require the application of judgment, including the selection of an option pricing model and determining appropriate inputs and assumptions that impact fair value calculations. The Company determined the grant date fair value of the awards using the Black-Scholes-Merton option-pricing valuation model.

As of September 30, 2026, stock options in respect of 1,113,500 shares remained outstanding net of stock option expirations of 29,900 shares during the nine months ended September 30, 2026. There were no stock option exercises or forfeitures during the nine months ended September 30, 2026. The stock-based compensation expense for these awards, which will be recorded over the respective vesting periods, is based on the grant date fair value. $17 thousand and $51 thousand were recognized as stock-based compensation expense for the three and nine months ended September 30, 2026, respectively. $28 thousand and $82 thousand were recognized as stock-based compensation expense for the three and nine months ended September 30, 2025, respectively. Stock-based compensation expense is reflected as a component under general and administrative expense in the unaudited interim condensed consolidated statements of operations.

11.Income Taxes
The consolidated income taxes for the three and nine months ended September 30, 2026 and 2025, were determined based upon the Company’s estimated consolidated effective income tax rates calculated without discrete items for the years ending December 31, 2026 and 2025, respectively, and then adjusting for any discrete items.
The Company’s effective tax rates for the three months ended September 30, 2026 and 2025 were 30.0% and 31.1%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2026 and 2025 were 27.2% and 23.4%, respectively.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2026 is primarily attributable to state income taxes and other permanent items.

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

The following tables outline the net sales, cost of sales, gross profit, directly attributable selling expenses, and income from operations for the Company’s reportable segments for the three and nine months ended September 30, 2026 and 2025, and also includes a reconciliation to consolidated loss from operations. Other/Non-Allocable net sales and gross loss include bulk wine and grape sales, event fees, tasting fees, and non-wine retail sales. Sales figures are net of related excise taxes. Other/Non-Allocable expenses include centralized corporate expenses not specific to an identified reporting segment.

	Three Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$15,601	$6,223	$5,580	$6,153	$785	$941	$21,966	$13,317
Cost of sales	9,742	3,688	2,041	2,090	506	1,250	12,289	7,028
Gross profit (loss)	5,859	2,535	3,539	4,063	279	(309)	9,677	6,289
Operating expenses:
Sales and marketing	1,857	1,249	1,950	1,842	1,580	882	5,387	3,973
General and administrative	—	—	—	—	4,432	3,487	4,432	3,487
Total operating expenses	1,857	1,249	1,950	1,842	6,012	4,369	9,819	7,460
Net gain on disposal of property and equipment	—	—	—	—	(15)	(15)	(15)	(15)
Income (loss) from operations	$4,002	$1,286	$1,589	$2,221	$(5,718)	$(4,663)	$(127)	$(1,156)

	Nine Months Ended September 30,
	Wholesale		Direct to Consumer		Other/Non-Allocable		Total
(in thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$41,428	$23,922	$17,125	$18,435	$2,150	$2,421	$60,703	$44,778
Cost of sales	25,863	14,320	6,116	6,248	2,513	3,522	34,492	24,090
Gross profit (loss)	15,565	9,602	11,009	12,187	(363)	(1,101)	26,211	20,688
Operating expenses:
Sales and marketing	4,996	4,377	5,369	5,535	3,520	2,771	13,885	12,683
General and administrative	—	—	—	—	12,961	11,127	12,961	11,127
Total operating expenses	4,996	4,377	5,369	5,535	16,481	13,898	26,846	23,810
Net loss on disposal of property and equipment	—	—	—	—	35	17	35	17
Income (loss) from operations	$10,569	$5,225	$5,640	$6,652	$(16,879)	$(15,016)	$(670)	$(3,139)

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

The Company has settled insurance claims totaling $1.3 million related to such wildfires through August 2020. In September 2025, the Company received an additional settlement with its insurance underwriters for $2.5 million, which the Company has recorded in other income, net for the three and nine months ended September 30, 2025. No amounts were received during the three and nine months ended September 30, 2026.

In September 2023, the Company accepted and received a settlement payout from the Fire Victim Trust. To date, the settlement payouts from the Fire Victim Trust to the Company have totaled $2.2 million, which the Company has recorded in other income, net across various periods. Of the total payouts received from the Fire Victim Trust, no amounts were received during the three and nine months ended September 30, 2026, and 2025. The payments received to-date represent a portion of the total amount approved by the Fire Victim Trust for lost business income over a 36-month period from October 2017 to September 2020. As the Fire Victim Trust seeks to wind down the claims program, the Company may be receiving an additional payout from this settlement; however, the amount, if any, and timing are not guaranteed and could vary contingent on additional funding from PG&E towards the Fire Victim Trust for all fire victims. Settlement gains are recognized when realized or realizable.

2020 Wildfires

In August and September 2020, a series of major wildfires broke out in regions across the Western United States, including Napa and Sonoma counties in California, as well as Umatilla and Yamhill Counties in Oregon. The wildfires and ensuing smoke caused damage to grapes at the vineyard properties and traffic reduction at the Company’s tasting rooms. Some of the inventory losses and smoke damage to grapes were partially covered under existing crop insurance policies, which were settled during 2021. In November 2025, the Company accepted and received an additional $1.6 million settlement from a utility company, which the Company has recorded in other income, net. No amounts were received during the three and nine months ended September 30, 2026 and 2025.

Cybersecurity

As previously disclosed in the Company’s Current Reports on Form 8-K as filed with the SEC on July 5, 2024 and July 25, 2024, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on June 30, 2024. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had a material impact on its overall financial condition or results of operations, its evaluation and response to this incident are ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. As of September 30, 2026, incurred cybersecurity expenses limited to the Company’s insurance deductibles have been recorded and reflected within the Company’s unaudited condensed consolidated financial statements and such amounts are not material.

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

On December 23, 2024, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California relating to the aforementioned cybersecurity incident. The complaint asserts claims for negligence, negligence per se, breach of contract, breach of implied contract, violation of the Illinois Consumer Fraud and

Deceptive Practices Act, invasion of privacy, unjust enrichment and declaratory judgment, and seeks, among other things, damages. The Company reached a settlement agreement with the plaintiff and received the court’s final approval on October 13, 2026. The Company’s insurer has agreed to fund the settlement amount directly to the settlement administrator.

14.Earnings (Loss) Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculations of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share amounts)	2026	2025	2026	2025
Net (loss) income	$(292)	$943	$(1,268)	$(124)

Common shares:
Weighted-average number of common shares outstanding - basic	20,586	20,586	20,586	20,595
Dilutive effect of stock options outstanding	—	—	—	—
Weighted-average number of common shares outstanding - diluted	20,586	20,586	20,586	20,595

Earnings (loss) per share:
Basic	$(0.01)	$0.05	$(0.06)	$(0.01)
Diluted	$(0.01)	$0.05	$(0.06)	$(0.01)

Antidilutive stock options (1)	453	462	453	462
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

Quantities or results referred to as “current quarter” and “current three and nine-month period” refer to the three and nine months ended September 30, 2026.

Cautionary Statement for Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited interim condensed consolidated financial statements, which include results of Crimson Wine Group, Ltd. and all of its subsidiaries, collectively known as “we”, “Crimson”, “our”, “us”, or “the Company”, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the general instruction for quarterly reports filed on Form 10-Q and Article 8 of Regulation S-X. All statements, other than statements of historical fact constitute “forward-looking statements” and represent current expectations, estimates, assumptions, and projections of future events. The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include, but are not limited to, those relating to the Company’s future results of operations, financial condition and performance; plans; objectives; strategy; business; operations and facilities; seasonality; opportunities; trends relating to the Company’s industry; the anticipated impact and resolutions of legal matters. Forward-looking statements also include expectations about the future benefits of the Company’s acquisitions, such as the expectation that the acquisition of the Raeburn Assets provide the Company with a strategic opportunity to expand its portfolio. These statements are based upon information that is currently available to the Company and its management’s current expectations speak only as of the date hereof and are subject to risks and uncertainties. The Company expressly disclaims any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statements are based, in whole or in part. The Company’s actual results may differ materially from the results discussed in or implied by such forward-looking statements.

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

As of September 30, 2026, wine inventory included approximately 1.3 million cases of bottled wine and bulk wine, both in various stages of the aging process. Cased wine is expected to be sold over the next 12 to 36 months and generally before the release date of the next vintage.

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

Due to trade tensions between the U.S. and Canada, shipments of the Company’s wines were suspended to Canada from the end of the first quarter throughout the second quarter of 2025. Although export wine sales began to recover gradually in some Canadian markets in late 2025 and into 2026, the Company cannot predict when trade tensions will ease or whether demand will return to pre-2025 levels. See “We are subject to risks from changes to the trade policies, regulations, and tariffs of the U.S. and foreign governments” under Part I, “Item 1A. Risk Factors” of the 2025 Report.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net Sales

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Wholesale	$15,601	$6,223	$9,378	151%
Direct to Consumer	5,580	6,153	(573)	(9)%
Other	785	941	(156)	(17)%
Total net sales	$21,966	$13,317	$8,649	65%

Wholesale net sales increased $9.4 million, or 151%, in the current quarter as compared to the same quarter in 2025, driven by increases in domestic wine sales of $9.1 million and export wine sales of $0.3 million. The increase in domestic wine sales was due primarily to the shipments of Raeburn wines in the current quarter as the Company acquired the Raeburn Assets on February 9, 2026. A net increase in domestic wine shipments of all other brands was a secondary driver in the overall net sales increase in the current quarter.

Direct to Consumer net sales decreased $0.6 million, or 9%, in the current quarter as compared to the same quarter in 2025. The overall sales decrease was primarily driven by reduced memberships within wine clubs. Tasting room and Ecommerce sales were comparable to the prior year quarter. The Company maintained tasting room sales at prior-year levels despite lower average spending per guest. Strategic partnerships and updated programming drove increased tasting room visitation, offsetting the sales impact of lower guest spending. Overall performance within the Direct to Consumer channels remained challenged amid weakening market conditions and continued pressure on discretionary consumer spending.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.2 million, or 17%, in the current quarter as compared to the same quarter in 2025. The decrease was primarily driven by lower bulk wine and grape sales in the current quarter as compared to the same quarter in 2025.

Gross Profit

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Wholesale	$5,859	$2,535	$3,324	131%
Wholesale gross margin percentage	38%	41%
Direct to Consumer	3,539	4,063	(524)	(13)%
Direct to Consumer gross margin percentage	63%	66%
Other	279	(309)	588	190%
Total gross profit	$9,677	$6,289	$3,388	54%
Total gross margin percentage	44%	47%

Wholesale gross profit increased $3.3 million, or 131%, in the current quarter as compared to the same quarter in 2025 driven by an increase in overall shipments. Wholesale gross margin percentage, which is defined as Wholesale gross profit as a percentage of Wholesale net sales, decreased 318 basis points in the current quarter as compared to the same quarter in 2025 primarily driven by the step-up in cost basis for the acquired Raeburn inventory. During the current quarter, the step-up in cost basis recognized through cost of sales on the sales of acquired Raeburn inventory reduced total Wholesale margins by 685 basis points. The increase in cost basis was a result of the purchase price allocation performed at acquisition and will continue to have a negative impact on Wholesale margins until the Company sells through the acquired inventory. See Note 2, “Acquisition of Raeburn Assets,” included in Part I, Item 1 of this Report for additional information.

Direct to Consumer gross profit decreased $0.5 million, or 13%, in the current quarter as compared to the same quarter in 2025 driven by a decrease in overall case volume. Direct to Consumer gross margin percentage decreased 261 basis points due to an unfavorable sales mix for wine club shipments in the current quarter as compared to the same quarter in 2025.

Other gross profit (loss) includes gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees, non-wine retail sales, and inventory write-downs. Other gross profit (loss) improved by $0.6 million, or 190%, from the same quarter in 2025, driven by lower inventory write-downs. The reduction primarily reflected expanded production opportunities and higher utilization of the Company’s in-process inventory following the Raeburn brand acquisition.

Operating Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Sales and marketing	$5,387	$3,973	$1,414	36%
General and administrative	4,432	3,487	945	27%
Total operating expenses	$9,819	$7,460	$2,359	32%

Sales and marketing expenses increased $1.4 million, or 36%, in the current quarter as compared to the same quarter in 2025 primarily driven by increased promotional and advertising expenses to support additional sales efforts for Raeburn wines and to drive overall sales in an increasingly competitive market.

General and administrative expenses increased $0.9 million, or 27%, in the current quarter as compared to the same quarter in 2025 due primarily to the recording of a credit loss reserve relating to a distributor that has filed for Chapter 11 bankruptcy, expenses relating to the integration of the Raeburn Assets into the Company’s operations, and an increase in other compensation-related expenses. See Note 3, “Revenue,” included in Part I, Item 1 of this Report for additional information on the credit loss reserve relating to the aforementioned distributor.

Other Income (Expense), Net

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% change
Interest expense, net	$(387)	$(225)	$(162)	(72)%
Other income, net	98	2,750	(2,652)	(96)%
Total other (expense) income, net	$(289)	$2,525	$(2,814)	(111)%

Interest expense, net, increased $0.2 million, or 72%, in the current quarter in comparison to the same quarter in 2025 due to additional interest incurred on the borrowings against the Revolving Credit Facility in connection with the acquisition of the Raeburn Assets. See Note 9, “Debt,” included in Part I, Item 1 of this Report for additional information.

Other income, net, decreased $2.7 million, or 96%, in the current quarter compared to the same quarter in 2025 primarily driven by a $2.5 million insurance settlement with the Company’s underwriters in the prior year quarter related to the 2017 wildfires that impacted the Company’s operations and damaged its inventory. No insurance settlement amounts were received during the current quarter.

Income Tax (Benefit) Expense

The Company’s effective tax rates for the three months ended September 30, 2026 and 2025 were 30.0% and 31.1%, respectively. The difference between the effective income tax rates was primarily attributable to state income taxes and other permanent items.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net Sales

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Wholesale	$41,428	$23,922	$17,506	73%
Direct to Consumer	17,125	18,435	(1,310)	(7)%
Other	2,150	2,421	(271)	(11)%
Total net sales	$60,703	$44,778	$15,925	36%

Wholesale net sales increased $17.5 million, or 73%, in the current nine-month period as compared to the same period in 2025, driven by an increase in domestic wine sales of $17.2 million and export wine sales of $0.3 million. The increase in domestic wine sales was due primarily to the shipments of Raeburn wines in the current nine-month period as the Company acquired the Raeburn Assets on February 9, 2026. A net increase in domestic wine shipments of all other brands was a secondary driver in the overall net sales increase in the current nine-month period.

Direct to Consumer net sales decreased $1.3 million, or 7%, in the current nine-month period as compared to the same period in 2025. The overall decrease was primarily driven by reduced memberships within the wine clubs and lower average spend per guest through the tasting rooms. The Company increased tasting room visitation through strategic partnerships and updated programming, partially mitigating the sales impact of lower average spending per guest. Overall performance within the Direct to Consumer channels remained challenged amid weakening market conditions and continued pressure on discretionary consumer spending.

Other net sales, which include bulk wine and grape sales, custom winemaking services, event fees, tasting fees and non-wine retail sales, decreased $0.3 million, or 11%, in the current nine-month period as compared to the same period in 2025. The decrease was primarily driven by lower bulk wine and grape sales in the current nine-month period as compared to the same period in 2025.

Gross Profit

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Wholesale	$15,565	$9,602	$5,963	62%
Wholesale gross margin percentage	38%	40%
Direct to Consumer	11,009	12,187	(1,178)	(10)%
Direct to Consumer gross margin percentage	64%	66%
Other	(363)	(1,101)	738	67%
Total gross profit	$26,211	$20,688	$5,523	27%
Total gross margin percentage	43%	46%

Wholesale gross profit increased $6.0 million, or 62%, in the current nine-month period as compared to the same period in 2025 driven by an increase in overall shipments. Wholesale gross margin percentage, which is defined as Wholesale gross profit as a percentage of Wholesale net sales, decreased 257 basis points in the current nine-month period as compared to the same period in 2025 primarily driven by the step-up in cost basis for the acquired Raeburn inventory. During the current nine-month period, the step-up in cost basis recognized through cost of sales on the sales of acquired Raeburn inventory reduced total Wholesale margins by 609 basis points. The increase in cost basis was a result of the purchase price allocation performed at acquisition and will continue to have a negative impact on Wholesale margins until the Company sells through the acquired inventory. See Note 2, “Acquisition of Raeburn Assets,” included in Part I, Item 1 of this Report for additional information.

Direct to Consumer gross profit decreased $1.2 million, or 10%, in the current nine-month period as compared to the same period in 2025 driven by a decrease in overall case volume. Direct to Consumer gross margin percentage decreased 182 basis points due to an unfavorable sales mix for wine club shipments in the current nine-month period as compared to the same period in 2025.

Other gross profit (loss) includes gross profit (loss) on bulk wine and grape sales, custom winemaking services, event fees, tasting fees, non-wine retail sales, and inventory write-downs. Other gross loss improved $0.7 million, or 67%, from the same period in 2025, driven by lower inventory write-downs. The reduction primarily reflected expanded production opportunities and higher utilization of the Company’s in-process inventory following the Raeburn brand acquisition.

Operating Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Increase (Decrease)	% change
Sales and marketing	$13,885	$12,683	$1,202	9%
General and administrative	12,961	11,127	1,834	16%
Total operating expenses	$26,846	$23,810	$3,036	13%

Sales and marketing expenses increased $1.2 million, or 9%, in the current nine-month period as compared to the same period in 2025 primarily driven by increased promotional and advertising expenses to support additional sales efforts for Raeburn wines and to drive overall sales in an increasingly competitive market.

General and administrative expenses increased $1.8 million, or 16%, in the current nine-month period as compared to the same period in 2025 due primarily to expenses relating to the integration of the Raeburn Assets into the Company’s operations, the recording of a credit loss reserve relating to a distributor that has filed for Chapter 11 bankruptcy as discussed above, and an increase in other compensation-related expenses.

Other Income (Expense), Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% change
Interest expense, net	$(1,389)	$(514)	$(875)	(170)%
Other income, net	318	3,491	(3,173)	(91)%
Total other (expense) income, net	$(1,071)	$2,977	$(4,048)	(136)%

Interest expense, net, increased $0.9 million, or 170%, in the current nine-month period in comparison to the same period in 2025 due to additional interest incurred on the borrowings against the Revolving Credit Facility in connection with the acquisition of the Raeburn Assets. See Note 9, “Debt,” included in Part I, Item 1 of this Report for additional information.

Other income, net, decreased $3.2 million, or 91%, in the current nine-month period compared to the same period in 2025 primarily driven by a $2.5 million insurance settlement with the Company’s underwriters in the prior year period related to the 2017 wildfires that impacted the Company’s operations and damaged its inventory. No insurance settlement amounts were received during the current quarter. Additionally, there was a decrease in interest income earned in the current nine-month period on lower invested balances within money market mutual funds and other investments following the acquisition of the Raeburn Assets as the transaction was partially funded with the Company’s cash on hand.

Income Tax Benefit

The Company’s effective tax rates for the nine months ended September 30, 2026 and 2025 were 27.2% and 23.4%, respectively. The difference between the effective income tax rates was primarily attributable to state income taxes and other permanent items.

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

Revolving Credit Facility

In March 2013, Crimson and its subsidiaries entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with American AgCredit, FLCA (“American AgCredit”), as agent for the lenders. The Revolving Credit Facility is comprised of a revolving loan facility (the “Revolving Loan”) and a term revolving loan facility (the “Term Revolving Loan”), which together are secured by substantially all of Crimson’s assets. On June 15, 2023, the Company executed a fifth amendment to the Revolving Credit Facility with American AgCredit, which extended the termination date of the Revolving Loan and the Term Revolving Loan to May 31, 2028 along with updates to other terms of the Revolving Credit Facility. The Revolving Loan is for up to $10.0 million of availability in the aggregate for a five year term, and the Term Revolving Loan is for up to $50.0 million in the aggregate for a fifteen year term. In addition to unused line fees ranging from 0.125% to 0.225%, rates for the borrowings are priced based on a performance grid tied to certain financial ratios and the Term Secured Overnight Financing Rate. The Revolving Credit Facility can be used to fund acquisitions, capital projects, and other general corporate purposes. Covenants include the maintenance of specified debt and equity ratios, limitations on the incurrence of additional indebtedness, limitations on dividends and other distributions to stockholders and restrictions on certain mergers, consolidations, and sales of assets. In connection with the acquisition of the Raeburn Assets in February 2026, the Company borrowed an aggregate of $29.0 million under the Revolving Credit Facility. Since then, the Company has paid down a total of $10.0 million through September 30, 2026. As of September 30, 2026, $19.0 million in borrowings remained outstanding under the  Revolving Credit Facility. The available borrowing capacity under the Revolving Credit Facility is $41.0 million as of September 30, 2026. The Company was in compliance with all existing debt covenants under the Revolving Credit Facility as of September 30, 2026.

Term Loans

The Company’s term loans consist of the following:

(i) On November 10, 2015, Pine Ridge Winery, LLC (“PRW Borrower”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2015 Term Loan”) with American AgCredit for an aggregate principal amount of $16.0 million. Amounts outstanding under the 2015 Term Loan bear a fixed interest rate of 5.24% per annum. Principal and interest are payable in quarterly installments. The 2015 Term Loan will mature on October 1, 2040. The 2015 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of September 30, 2026, $9.1 million in principal was outstanding on the 2015 Term Loan, and unamortized loan fees were less than $0.1 million.

(ii) On June 29, 2017, Double Canyon Vineyards, LLC (collectively with the PRW Borrower, the “Borrowers”), a wholly-owned subsidiary of Crimson, entered into a senior secured term loan agreement (the “2017 Term Loan”) with American AgCredit for an aggregate principal amount of $10.0 million. Amounts outstanding under the 2017 Term Loan bear a fixed interest rate of 5.39% per annum. Principal and interest are payable in quarterly installments. The 2017 Term Loan will mature on July 1, 2037. The 2017 Term Loan can be used to fund acquisitions, capital projects, and other general corporate purposes. As of September 30, 2026, $5.5 million in principal was outstanding on the 2017 Term Loan, and unamortized loan fees were less than $0.1 million.

Borrowers’ obligations under the 2015 Term Loan and 2017 Term Loan are guaranteed by the Company. All obligations of the Borrowers under the 2015 Term Loan and 2017 Term Loan are collateralized by certain real property of the Company. Borrowers’ covenants include the maintenance of a specified fixed charge coverage ratio and certain customary affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, limitations on distributions to stockholders, and restrictions on certain investments, the sale of assets, and merging or consolidating with other entities. The Company was in compliance with all debt covenants under the 2015 Term Loan and the 2017 Term Loan as of September 30, 2026.

Consolidated Statements of Cash Flows

The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2026 and 2025 (in thousands):

Net cash provided by (used in):	2026	2025
Operating activities	$13,265	$3,141
Investing activities	(40,490)	603
Financing activities	18,145	(1,206)

Cash provided by operating activities

Net cash provided by operating activities was $13.3 million for the nine months ended September 30, 2026, consisting primarily of $1.3 million of net loss adjusted for $6.9 million of non-cash items and $7.6 million net cash inflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, and other offsetting items. The change in operating assets and liabilities was primarily due to an increase in accounts payable, accrued liabilities, and customer deposits, partially offset by an increase in inventory (excluding inventory acquired in the Raeburn acquisition), accounts receivable, and other current assets. The increase in accounts payable and accrued liabilities were driven by higher volume of grape purchases in the current year in addition to a slight acceleration in timing of grower payments in the previous year.

Net cash provided by operating activities was $3.1 million for the nine months ended September 30, 2025, consisting primarily of $0.1 million of net loss adjusted for $8.2 million of non-cash items and $4.9 million net cash outflow related to changes in operating assets and liabilities. Adjustments for non-cash items primarily consist of depreciation, amortization, loss on the write-down of inventory, and other offsetting items. The change in operating assets and liabilities was primarily due to an increase in inventory and other current assets, partially offset by a decrease in accounts receivable and increases in customer deposits, accounts payable and accrued liabilities.

Cash (used in) provided by investing activities

Net cash used in investing activities was $40.5 million for the nine months ended September 30, 2026, consisting primarily of the cash used to fund the acquisition of Raeburn Assets totaling $37.5 million and capital expenditures of $3.0 million.

Net cash provided by investing activities was $0.6 million for the nine months ended September 30, 2025, consisting primarily of the net redemptions of available for sale investments of $3.5 million, partially offset by capital expenditures of $3.0 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities was $18.1 million for the nine months ended September 30, 2026, consisting of $29.0 million in proceeds drawn from the Revolving Credit Facility to fund a portion of the acquisition of Raeburn Assets, partially offset by $10.0 million in aggregate payments on the Revolving Credit Facility and scheduled principal payments on the 2015 Term Loan and 2017 Term Loan of $0.9 million in the aggregate.

Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2025, consisting of scheduled principal payments on the 2015 Term Loan and 2017 Term Loan of $0.9 million in the aggregate and the repurchase of shares of the Company’s common stock at an aggregate purchase price of $0.4 million.

Share Repurchases

In March 2023, the Company commenced the 2023 Repurchase Program that provided for the repurchase of up to 2,000,000 shares of outstanding common stock. Under the 2023 Repurchase Program, any repurchased shares are constructively retired. Effective March 21, 2025, upon approval of the Board of Directors, the Company suspended the 2023 Repurchase Program. Due to the suspension of the 2023 Repurchase Program, there were no repurchases of shares during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company repurchased 58,252 shares of its common stock at an average purchase price of $5.92 per share for an aggregate purchase price of $0.3 million. The Company’s repurchase was funded through cash on hand, and the shares were retired. The 2023 Repurchase Program is set to expire on December 31, 2026.

Off-Balance Sheet Financing Arrangements

None.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates previously disclosed in the 2025 Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required.

Item 4. Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

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

CRIMSON WINE GROUP, LTD.
(Registrant)

Date:	November 5, 2026	By:	/s/ Adam D. Howell
Adam D. Howell
Chief Financial Officer